Form 10-Q
period 2011-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2011-08-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Number of shares of common stock outstanding at July 29, 2011: 286,388,789

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,116	$112,531
Restricted cash	193,608	221,015
Receivables, net	57,093	59,912
Prepaid expenses	75,452	65,856
Deferred income tax assets	51,986	59,098
Deferred site rental receivables and other current assets, net	25,687	26,733
Total current assets	511,942	545,145
Property and equipment, net of accumulated depreciation of $3,645,339 and $3,451,475, respectively	4,828,564	4,893,651
Goodwill	2,030,585	2,029,296
Other intangible assets, net of accumulated amortization $717,235 and $636,433, respectively	2,246,507	2,313,929
Deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets, net	767,722	687,508
Total assets	$10,385,320	$10,469,529

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,691	$39,649
Accrued interest	65,337	65,191
Deferred revenues	176,008	202,123
Other accrued liabilities	76,829	105,235
Current maturities of debt and other obligations	30,708	28,687
Total current liabilities	381,573	440,885
Debt and other long-term obligations	6,785,550	6,750,207
Deferred income tax liabilities	62,116	66,686
Deferred ground lease payable and other liabilities	470,244	450,176
Total liabilities	7,699,483	7,707,954

Commitments and contingencies (note 7)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2011 and December 31, 2010—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	317,045	316,581
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2011—287,099,439 and December 31, 2010—290,826,284	2,871	2,908
Additional paid-in capital	5,407,010	5,581,525
Accumulated other comprehensive income (loss)	(141,746)	(178,978)
Accumulated deficit	(2,899,597)	(2,960,082)
Total CCIC stockholders' equity	2,368,538	2,445,373
Noncontrolling interest	254	(379)
Total equity	2,368,792	2,444,994
Total liabilities and equity	$10,385,320	$10,469,529

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Site rental	$457,103	$409,631	$913,299	$816,503
Network services and other	43,233	46,496	86,076	83,951
Net revenues	500,336	456,127	999,375	900,454
Operating expenses:
Costs of operations(a):
Site rental	121,143	115,465	239,558	229,220
Network services and other	25,906	29,927	53,130	56,223
General and administrative	41,259	40,556	86,003	80,029
Asset write-down charges	6,205	2,597	10,606	4,159
Acquisition and integration costs	490	272	1,044	272
Depreciation, amortization and accretion	138,191	134,426	275,464	267,294
Total operating expenses	333,194	323,243	665,805	637,197
Operating income (loss)	167,142	132,884	333,570	263,257
Interest expense and amortization of deferred financing costs	(126,483)	(120,345)	(253,169)	(241,126)
Gains (losses) on purchases and redemptions of debt	—	—	—	(66,434)
Net gain (loss) on interest rate swaps	—	(114,598)	—	(187,874)
Interest and other income (expense)	(3,890)	(241)	(4,325)	138
Income (loss) before income taxes	36,769	(102,300)	76,076	(232,039)
Benefit (provision) for income taxes	(5,755)	4,686	(4,938)	15,025
Net income (loss)	31,014	(97,614)	71,138	(217,014)
Less: Net income (loss) attributable to the noncontrolling interest	143	(85)	250	(210)
Net income (loss) attributable to CCIC stockholders	30,871	(97,529)	70,888	(216,804)
Dividends on preferred stock	(5,202)	(5,202)	(10,403)	(10,403)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$25,669	$(102,731)	$60,485	$(227,207)

Net income (loss)	$31,014	$(97,614)	$71,138	$(217,014)
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,160)	184	(7,537)	1,423
Derivative instruments net of taxes of $0, $(866), $0 and $(13,215), respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(425)	(72,613)	(850)	(121,546)
Amounts reclassified into results of operations, net of taxes	17,959	11,484	35,848	22,680
Foreign currency translation adjustments	6,084	(14,772)	10,154	(9,011)
Comprehensive income (loss)	53,472	(173,331)	108,753	(323,468)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	150	(71)	633	(45)
Comprehensive income (loss) attributable to CCIC stockholders	$53,322	$(173,260)	$108,120	$(323,423)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.09	$(0.36)	$0.21	$(0.79)
Diluted	$0.09	$(0.36)	$0.21	$(0.79)
Weighted-average common shares outstanding (in thousands):
Basic	285,280	286,080	286,139	287,266
Diluted	287,026	286,080	288,215	287,266
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$71,138	$(217,014)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	275,464	267,294
Gains (losses) on purchases and redemptions of long-term debt	—	66,434
Amortization of deferred financing costs and other non-cash interest	51,482	37,550
Stock-based compensation expense	17,254	18,143
Asset write-down charges	10,606	4,159
Deferred income tax benefit (provision)	2,545	(22,319)
Income (expense) from forward-starting interest rate swaps	—	187,874
Other adjustments	4,309	443
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	146	(4,774)
Increase (decrease) in accounts payable	(7,094)	(6,796)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(40,120)	(10,433)
Decrease (increase) in receivables	3,468	(5,014)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(105,389)	(67,340)
Net cash provided by (used for) operating activities	283,809	248,207
Cash flows from investing activities:
Proceeds from disposition of property and equipment	829	1,974
Payments for acquisitions of businesses, net of cash acquired	(12,375)	(629)
Capital expenditures	(116,690)	(91,765)
Payments for investments and other	—	(21,800)
Net cash provided by (used for) investing activities	(128,236)	(112,220)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000
Proceeds from issuance of capital stock	757	8,397
Principal payments on long-term debt and other long-term obligations	(16,792)	(8,685)
Purchases and redemptions of long-term debt	—	(2,149,653)
Purchases of capital stock	(192,563)	(146,884)
Borrowings under revolving credit agreement	102,000	—
Payments under revolving credit agreement	(71,000)	—
Payments for financing costs	(82)	(31,510)
Payments for forward-starting interest rate swap settlements	—	(232,703)
Net (increase) decrease in restricted cash	27,088	11,719
Dividends on preferred stock	(9,939)	(9,940)
Net cash provided by (used for) financing activities	(160,531)	(659,259)
Effect of exchange rate changes on cash	543	(787)
Net increase (decrease) in cash and cash equivalents	(4,415)	(524,059)
Cash and cash equivalents at beginning of period	112,531	766,146
Cash and cash equivalents at end of period	$108,116	$242,087

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2011	290,717,872	$2,907	$5,549,448	$(164,197)	$(2,925,266)	$104	$2,462,996
Issuances of capital stock, net of forfeitures	(6,404)	—	106	—	—	—	106
Purchases and retirement of capital stock	(3,612,029)	(36)	(150,302)	—	—	—	(150,338)
Stock-based compensation expense	—	—	7,758	—	—	—	7,758
Other comprehensive income (loss)(a)	—	—	—	22,451	—	7	22,458
Dividends on preferred stock	—	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	—	30,871	143	31,014
Balance, June 30, 2011	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2010	291,230,613	$2,912	$5,592,251	$(155,112)	$(2,752,812)	$(130)	$2,687,109
Issuances of capital stock, net of forfeitures	51,316	1	1,571	—	—	—	1,572
Purchases and retirement of capital stock	(1,030,966)	(10)	(38,148)	—	—	—	(38,158)
Stock-based compensation expense	—	—	9,880	—	—	—	9,880
Other comprehensive income (loss)(a)	—	—	—	(75,731)	—	14	(75,717)
Dividends on preferred stock	—	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	—	(97,529)	(85)	(97,614)
Balance, June 30, 2010	290,250,963	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Issuances of capital stock, net of forfeitures	911,515	9	748	—	—	—	757
Purchases and retirement of capital stock	(4,638,360)	(46)	(192,517)	—	—	—	(192,563)
Stock-based compensation expense	—	—	17,254	—	—	—	17,254
Other comprehensive income (loss)(a)	—	—	—	37,232	—	383	37,615
Dividends on preferred stock	—	—	—	—	(10,403)	—	(10,403)
Net income (loss)	—	—	—	—	70,888	250	71,138
Balance, June 30, 2011	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance January 1, 2010	292,729,684	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085
Issuances of capital stock, net of forfeitures	1,354,448	14	8,383	—	—	—	8,397
Purchases and retirement of capital stock	(3,833,169)	(38)	(146,846)	—	—	—	(146,884)
Stock-based compensation expense	—	—	18,143	—	—	—	18,143
Other comprehensive income (loss)(a)	—	—	—	(106,619)	—	165	(106,454)
Dividends on preferred stock	—	—	—	—	(10,403)	—	(10,403)
Net income (loss)	—	—	—	—	(216,804)	(210)	(217,014)
Balance, June 30, 2010	290,250,963	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."
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
The Company owns, operates and leases towers. The Company's primary business is the renting of antenna space to wireless communication companies via long-term contracts. To a lesser extent, the Company also provides certain network services relating to its towers, primarily consisting of installation services, as well as the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related to network development. The Company conducts its operations through tower portfolios in the United States, including Puerto Rico and Australia.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2011, and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2011 and 2010. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
New Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2011 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2011 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

2.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of June 30, 2011		Outstanding Balance as of December 31, 2010	Stated Interest Rate as of June 30, 2011(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$188,000	(b)	$157,000	2.4%	(c)
2007 Term Loans	Jan./March 2007	March 2014		622,375		625,625	1.7%	(c)
Total bank debt				810,375		782,625
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	225,290		233,085	7.0%
Total securitized debt				3,675,290		3,683,085
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		811,206		804,971	9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		977,416		975,913	7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,806		497,712	7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,286,479		2,278,647
Other:
Capital leases and other obligations	Various	Various	(i)	44,114		34,537	Various	(i)
Total debt and other obligations				6,816,258		6,778,894
Less: current maturities and short-term debt and other current obligations				30,708		28,687
Non-current portion of long-term debt and other long-term obligations				$6,785,550		$6,750,207
________________

(a)	Represents the weighted-average stated interest rate.

(b)
In June 2011, CCOC amended the senior secured revolving credit facility ("Revolver") to increase the aggregate revolving commitment availability by $50.0 million to a total revolving commitment availability of $450.0 million, subject to certain restrictions based on the maintenance of financial covenants in the 2007 Credit Agreement. As of June 30, 2011, the undrawn availability under the Revolver is $262.0 million.

(c)
The Revolver bears interest at a rate per annum, at the election of CCOC, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, plus a credit spread ranging from 1.0% to 1.4% or (ii) LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company's consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC's election, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5% or (ii) LIBOR plus 1.5%.

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

(e)
The 2009 Securitized Notes consist of $155.3 million of principal as of June 30, 2011 that amortizes through 2019, and $70.0 million of principal as of June 30, 2011 that amortizes during the period beginning in 2019 and ending in 2029.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense on debt obligations	$100,802	$101,666	$201,687	$203,576
Amortization of deferred financing costs	3,754	3,986	7,476	7,880
Amortization of discounts on long-term debt	3,968	3,571	7,833	7,050
Amortization of interest rate swaps	17,959	10,836	35,848	21,825
Other	—	286	325	795
Total	$126,483	$120,345	$253,169	$241,126

3.	Income Taxes
During the six months ended June 30, 2011 and 2010, the Company's provision for federal income taxes was reduced by a partial reversal of the valuation allowance on the Company's federal deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the six months ended June 30, 2011 and 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company's federal deferred tax valuation allowances and the net impact of state taxes.

4.	Fair Value Disclosures

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$108,116	$108,116	$112,531	$112,531
Restricted cash, current and non-current	198,608	198,608	226,015	226,015
Liabilities:
Long-term debt and other obligations	6,816,258	7,222,647	6,778,894	7,121,156
Interest rate swaps(a)	3,003	3,003	5,198	5,198
________________

(a)	Variable to fixed interest rate swaps hedging a portion of the 2007 Term Loans until December 2011 with a notional value of $600.0 million.
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
As of June 30, 2011, the fair value of the Company's cash and cash equivalents and restricted cash is measured on a recurring basis and are classified as Level 1 fair value measurements. The following table is a summary of the activity during the six months ended June 30, 2010 for interest rate swap liabilities previously classified as Level 3 fair value measurements. During the six months ended June 30, 2011, all interest rate swap liabilities were classified as Level 2 fair value measurements.

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
Less: Total (gains) losses:
Included in earnings(a)	113,802	186,506
Included in other comprehensive income (loss)	71,895	108,844
Ending balance	$359,716	$359,716
________________

(a)
Includes $88.1 million and $123.6 million, respectively, for the three and six months ended June 30, 2010, of losses that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to CCIC stockholders	$30,871	$(97,529)	$70,888	$(216,804)
Dividends on preferred stock	(5,202)	(5,202)	(10,403)	(10,403)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$25,669	$(102,731)	$60,485	$(227,207)
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	285,280	286,080	286,139	287,266
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,746	—	2,076	—
Diluted weighted-average number of common shares outstanding	287,026	286,080	288,215	287,266
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.09	$(0.36)	$0.21	$(0.79)
Diluted	$0.09	$(0.36)	$0.21	$(0.79)
 For both the three and six months ended June 30, 2011, 0.9 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that June 30, 2011 was the end of the contingency period. For the three and six months ended June 30, 2010, all of the CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. In addition, 8.6 million shares reserved for issuance upon conversion of the 6.25% convertible preferred stock are excluded from dilutive common shares for the three and six months ended June 30, 2011 and 2010 because the impact is anti-dilutive as determined under the if-converted method. See note 9.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Leases
Tenant Contracts
The following table is an updated summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of June 30, 2011. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the tenant's option through the current term. As of June 30, 2011, the weighted-average remaining term of tenant contracts is approximately nine years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Six Months Ending December 31,	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Tenant Contracts	$803,088	$1,595,216	$1,561,351	$1,529,769	$1,469,150	$10,228,184	$17,186,758

7.	Commitments and Contingencies
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$429,454	$27,649	$—	$457,103	$387,970	$21,661	$—	$409,631
Network services and other	40,017	3,216	—	43,233	44,274	2,222	—	46,496
Net revenues	469,471	30,865	—	500,336	432,244	23,883	—	456,127
Operating expenses:
Costs of operations:(a)
Site rental	112,153	8,990	—	121,143	108,671	6,794	—	115,465
Network services and other	23,576	2,330	—	25,906	28,511	1,416	—	29,927
General and administrative	36,702	4,557	—	41,259	36,875	3,681	—	40,556
Asset write-down charges	5,930	275	—	6,205	2,574	23	—	2,597
Acquisition and integration costs	490	—	—	490	272	—	—	272
Depreciation, amortization and accretion	130,488	7,703	—	138,191	127,557	6,869	—	134,426
Total operating expenses	309,339	23,855	—	333,194	304,460	18,783	—	323,243
Operating income (loss)	160,132	7,010	—	167,142	127,784	5,100	—	132,884
Interest expense and amortization of deferred financing costs	(126,484)	(5,816)	5,817	(126,483)	(120,058)	(4,967)	4,680	(120,345)
Net gain (loss) on interest rate swaps	—	—	—	—	(114,598)	—	—	(114,598)
Interest and other income (expense)	1,787	140	(5,817)	(3,890)	4,394	45	(4,680)	(241)
Benefit (provision) for income taxes	(5,184)	(571)	—	(5,755)	5,145	(459)	—	4,686
Net income (loss)	30,251	763	—	31,014	(97,333)	(281)	—	(97,614)
Less: Net income (loss) attributable to the noncontrolling interest	—	143	—	143	—	(85)	—	(85)
Net income (loss) attributable to CCIC stockholders	$30,251	$620	$—	$30,871	$(97,333)	$(196)	$—	$(97,529)
Capital expenditures	$61,080	$2,960	$—	$64,040	$52,417	$2,485	$—	$54,902
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$860,097	$53,202	$—	$913,299	$772,011	$44,492	$—	$816,503
Network services and other	77,681	8,395	—	86,076	79,121	4,830	—	83,951
Net revenues	937,778	61,597	—	999,375	851,132	49,322	—	900,454
Operating expenses:
Costs of operations:(a)
Site rental	222,578	16,980	—	239,558	215,694	13,526	—	229,220
Network services and other	47,533	5,597	—	53,130	52,792	3,431	—	56,223
General and administrative	76,299	9,704	—	86,003	71,840	8,189	—	80,029
Asset write-down charges	10,287	319	—	10,606	4,136	23	—	4,159
Acquisition and integration costs	1,044	—	—	1,044	272	—	—	272
Depreciation, amortization and accretion	260,464	15,000	—	275,464	253,249	14,045	—	267,294
Total operating expenses	618,205	47,600	—	665,805	597,983	39,214	—	637,197
Operating income (loss)	319,573	13,997	—	333,570	253,149	10,108	—	263,257
Interest expense and amortization of deferred financing costs	(252,845)	(11,758)	11,434	(253,169)	(240,330)	(10,012)	9,216	(241,126)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(66,434)	—	—	(66,434)
Net gain (loss) on interest rate swaps	—	—	—	—	(187,874)	—	—	(187,874)
Interest and other income (expense)	6,870	239	(11,434)	(4,325)	9,279	75	(9,216)	138
Benefit (provision) for income taxes	(3,815)	(1,123)	—	(4,938)	15,929	(904)	—	15,025
Net income (loss)	69,783	1,355	—	71,138	(216,281)	(733)	—	(217,014)
Less: Net income (loss) attributable to the noncontrolling interest	—	250	—	250	—	(210)	—	(210)
Net income (loss) attributable to CCIC stockholders	$69,783	$1,105	$—	$70,888	$(216,281)	$(523)	$—	$(216,804)
Capital expenditures	$112,326	$4,364	$—	$116,690	$87,452	$4,313	$—	$91,765
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$30,251	$763	$—	$31,014	$(97,333)	$(281)	$—	$(97,614)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	5,930	275	—	6,205	2,574	23	—	2,597
Acquisition and integration costs	490	—	—	490	272	—	—	272
Depreciation, amortization and accretion	130,488	7,703	—	138,191	127,557	6,869	—	134,426
Interest expense and amortization of deferred financing costs	126,484	5,816	(5,817)	126,483	120,058	4,967	(4,680)	120,345
Gains (losses) on purchases and redemptions of debt	—	—	—	—	—	—	—	—
Net gain (loss) on interest rate swaps	—	—	—	—	114,598	—	—	114,598
Interest and other income (expense)	(1,787)	(140)	5,817	3,890	(4,394)	(45)	4,680	241
Benefit (provision) for income taxes	5,184	571	—	5,755	(5,145)	459	—	(4,686)
Stock-based compensation expense	7,758	109	—	7,867	9,880	25	—	9,905
Adjusted EBITDA	$304,798	$15,097	$—	$319,895	$268,067	$12,017	$—	$280,084

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$69,783	$1,355	$—	$71,138	$(216,281)	$(733)	$—	$(217,014)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	10,287	319	—	10,606	4,136	23	—	4,159
Acquisition and integration costs	1,044	—	—	1,044	272	—	—	272
Depreciation, amortization and accretion	260,464	15,000	—	275,464	253,249	14,045	—	267,294
Interest expense and amortization of deferred financing costs	252,845	11,758	(11,434)	253,169	240,330	10,012	(9,216)	241,126
Gains (losses) on purchases and redemptions of debt	—	—	—	—	66,434	—	—	66,434
Net gain (loss) on interest rate swaps	—	—	—	—	187,874	—	—	187,874
Interest and other income (expense)	(6,870)	(239)	11,434	4,325	(9,279)	(75)	9,216	(138)
Benefit (provision) for income taxes	3,815	1,123	—	4,938	(15,929)	904	—	(15,025)
Stock-based compensation expense	17,254	1,278	—	18,532	18,143	1,210	—	19,353
Adjusted EBITDA	$608,622	$30,594	$—	$639,216	$528,949	$25,386	$—	$554,335

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2011	4,297
Shares granted(a)	886
Shares vested(b)	(1,559)
Shares forfeited	(53)
Shares outstanding at June 30, 2011	3,571
__________________

(a)
Weighted-average grant-date fair value of $37.04 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 48% in the Monte Carlo simulation used to measure grant date fair value.

(b)	Fair value on vesting date of $68.0 million.
During the six months ended June 30, 2011, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year or five-year period. During the six months ended June 30, 2011, the Company granted 0.4 million shares of restricted stock awards ("2011 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $15.9 million and $16.8 million for the six months ended June 30, 2011 and 2010, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2011 is $40.2 million.

10.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$201,541	$208,350
Income taxes paid	3,543	2,218
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps	—	(100,242)
Assets acquired through capital leases and installment sales	13,025	5,322

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General Overview
Overview
As of June 30, 2011, we owned, leased or managed approximately 23,800 towers for wireless communications, including distributed antenna system ("DAS") networks. Revenues generated from our core site rental business represented 91% of our second quarter 2011 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2010 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our tower portfolio.
The following are certain highlights of our business fundamentals as of and for the six months ended June 30, 2011.

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

◦	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, additional tenants.

◦	U.S. wireless carriers continue to invest in their networks.

◦	We expect our site rental revenues will grow between 8% and 9% from the full year 2010 to 2011.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately nine years, exclusive of renewals at the customer's option, representing over $17 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 73% of consolidated net revenues.

•	Majority of land under our towers under long-term control

◦
Approximately 90% and 69% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land that is owned in fee or where we have perpetual or long-term easements, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 89% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $7.6 million, which represented less than 1% of net revenues.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $283.8 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our towers.

•	Capital allocated to drive long-term shareholder value (per share)

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock. See also "Item 2. MD&A—Liquidity and Capital Resources."

◦	Discretionary investments included: (1) the purchase of 4.6 million shares of common stock for $192.6 million and (2) $116.7 million in capital expenditures.
The following is a discussion of certain recent events and growth trends which may impact our business and strategy or the U.S. wireless communications industry:

•
In March 2011, AT&T entered into a definitive agreement to acquire T-Mobile, subject to regulatory approval and other closing conditions. For the second quarter of 2011, AT&T and T-Mobile accounted for 23% and 11%, respectively, of our consolidated net revenues. As of June 30, 2011, AT&T and T-Mobile are both located on approximately 4,000 of our towers. Net revenues from T-Mobile on these approximately 4,000 towers represent approximately 6% of our consolidated net revenues during the first half of 2011. The weighted-average remaining current term on all of our contractual agreements with AT&T and T-Mobile is approximately 12 and seven years, respectively. If consummated, in whole or in part, this potential acquisition could result in decreased revenues and reduced or delayed demand for our towers and network services as a result of the anticipated integration of these networks and consolidation of duplicate or overlapping parts of the networks. We expect that any termination of customer contracts as a result of the potential acquisition would be spread over multiple years as existing contracts expire. See "Part II—Item 1A. Risk Factors."

•	Consumers have increased their use of wireless voice and data services according to recent U.S. wireless industry reports.

◦	U.S. wireless data service revenues grew 23% year-over-year to reach $15.4 billion in the first quarter of 2011;(a)

◦	Data consumed by the average smartphone user has grown by 89%, from 230 megabytes in the first quarter of 2010 to 435 megabytes in the first quarter of 2011;(b)

◦	The U.S. market is the largest wireless market in the world, with revenues estimated to be $186 billion in 2011 and 7% growth compared to 2010;(c) and

◦	In the U.S., 38% of mobile consumers now own smartphones, and 55% of those who purchased a new handset in the past three months reported buying a smartphone, up 34% from a year prior.(b)
_________________

(a)	Source: Chetan Sharma Consulting

(b)	Source: The Nielson Company

(c)	Source: Deutsche Bank Global Markets Research

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$457,103	91%	$409,631	90%	12%
Network services and other	43,233	9%	46,496	10%	(7)%
Net revenues	500,336	100%	456,127	100%	10%
Operating expenses:
Costs of operations(a):
Site rental	121,143	27%	115,465	28%	5%
Network services and other	25,906	60%	29,927	64%	(13)%
Total costs of operations	147,049	29%	145,392	32%	1%
General and administrative	41,259	8%	40,556	9%	2%
Asset write-down charges	6,205	1%	2,597	1%	*
Acquisition and integration costs	490	—	272	—	*
Depreciation, amortization and accretion	138,191	28%	134,426	29%	3%
Total operating expenses	333,194	66%	323,243	71%	3%
Operating income (loss)	167,142	34%	132,884	29%	26%
Interest expense and amortization of deferred financing costs	(126,483)		(120,345)
Net gain (loss) in interest rate swaps	—		(114,598)
Interest and other income (expense)	(3,890)		(241)
Income (loss) before income taxes	36,769		(102,300)
Benefit (provision) for income taxes	(5,755)		4,686
Net income (loss)	31,014		(97,614)
Less: Net income (loss) attributable to the noncontrolling interest	143		(85)
Net income (loss) attributable to CCIC stockholders	$30,871		$(97,529)
________________
*    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL"

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$913,299	91%	$816,503	91%	12%
Network services and other	86,076	9%	83,951	9%	3%
Net revenues	999,375	100%	900,454	100%	11%
Operating expenses:
Costs of operations(a):
Site rental	239,558	26%	229,220	28%	5%
Network services and other	53,130	62%	56,223	67%	(6)%
Total costs of operations	292,688	29%	285,443	32%	3%
General and administrative	86,003	9%	80,029	9%	7%
Asset write-down charges	10,606	1%	4,159	—	*
Acquisition and integration costs	1,044	—	272	—	*
Depreciation, amortization and accretion	275,464	28%	267,294	30%	3%
Total operating expenses	665,805	67%	637,197	71%	4%
Operating income (loss)	333,570	33%	263,257	29%	27%
Interest expense and amortization of deferred financing costs	(253,169)		(241,126)
Gains (losses) on purchases and redemption of debt	—		(66,434)
Net gain (loss) in interest rate swaps	—		(187,874)
Interest and other income (expense)	(4,325)		138
Income (loss) before income taxes	76,076		(232,039)
Benefit (provision) for income taxes	(4,938)		15,025
Net income (loss)	71,138		(217,014)
Less: Net income (loss) attributable to the noncontrolling interest	250		(210)
Net income (loss) attributable to CCIC stockholders	$70,888		$(216,804)
________________
*    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL"

Second Quarter 2011 and 2010. Our consolidated results of operations for the second quarter of 2011 and 2010, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 98% and 100% of net income (loss) attributable to CCIC stockholders. Nearly all of the increase in site rental revenues resulted from towers we owned as of June 30, 2010. New tenant additions inclusive of straight-line accounting for certain contractual escalations resulted in an approximately 7% increase in site rental revenues. The remainder of the increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer contracts, escalations and cancellations of customer contracts, inclusive of the impact of straight-line accounting. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

First Half 2011 and 2010. Our consolidated results of operations for the first half of 2011 and 2010, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 98% and 100% of net income (loss) attributable to CCIC stockholders. Nearly all of the increase in site rental revenues resulted from towers we owned as of June 30, 2010. New tenant additions inclusive of straight-line accounting for certain contractual escalations resulted in an approximately 7% increase in site rental revenues. The remainder of the increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer contracts, escalations and cancellations of customer contracts, inclusive of the impact of straight-line accounting. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the second quarter of 2011 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.
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
CCUSA—Second Quarter 2011 and 2010
Net revenues for the second quarter of 2011 increased by $37.2 million, or 9%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $41.5 million, or 11%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the second quarter of 2011 increased by $38.0 million, or 14%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 11% increase in site rental revenues. Site rental gross margins for the second quarter of 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $38.0 million incremental margin represents 92% of the related increase in site rental revenues.
Network services and other revenues for the second quarter of 2011 decreased by $4.3 million, or 10%, and the related gross margin increased by $0.7 million, or 4% from the same period in the prior year. The increase in our network services and other gross margin is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin non-installation services as a percentage of total network services and other revenues.
General and administrative expenses for the second quarter of 2011 decreased by $0.2 million, or less than 1%, from the same period in the prior year and decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 9 to our condensed consolidated financial statements. General and administrative expenses were impacted by a $2.1 million decrease in stock-based compensation charges and an increase related to our DAS networks primarily in connection with our acquisition of NewPath in 2010. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the second quarter of 2011 increased by $36.7 million, or 14%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and cost containment.
Depreciation, amortization and accretion for the second quarter of 2011 increased by $2.9 million, or 2%, from the same period in the prior year. The increase is consistent with the insignificant movement in our fixed assets and intangible assets between the second quarter of 2011 and the second quarter of 2010.
The increase in interest expense and amortization of deferred financing costs of $6.4 million, or 5%, from the second quarter of 2010 to 2011 predominately resulted from a $7.1 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2006 tower revenue notes. During the second quarter of 2010, we recorded losses on interest rate swaps of $114.6 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further similar losses should be recorded. For a further discussion of the debt refinancing and the interest rate swaps, see notes 6 and 7 to our consolidated financial statements in the 2010 Form 10-K.
The benefit (provision) for income taxes for the second quarter of 2011 was a provision of $5.2 million, representing a decrease in the benefit of $10.3 million from the same period in the prior year. During the second quarter of 2011 and 2010, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets. For the second quarter of 2011 and 2010, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2011 was income of $30.3 million. Net income (loss) attributable to CCIC stockholders for the second quarter of 2010 was a loss of $97.3 million, inclusive of net losses on interest rate swaps of $114.6 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges, (2) growth in our site rental business, partially offset by (3) the previously mentioned change in benefit (provision) for income taxes from an income tax benefit to an income tax provision, and (4) the previously mentioned increase in interest expense of $6.4 million.
CCUSA—First Half of 2011 and 2010
Net revenues for the first half of 2011 increased by $86.6 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $88.1 million, or 11%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first half of 2011 increased by $81.2 million, or 15%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 11% increase in site rental revenues. Site rental gross margins for the first half of 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $81.2 million incremental margin represents 92% of the related increase in site rental revenues.
Network services and other revenues for the first half of 2011 decreased by $1.4 million, or 2%, and the related gross margin increased by $3.8 million, or 15% from the same period in the prior year. The increase in our network services and other gross margin is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin non-installation services as a percentage of total network services and other revenues.
General and administrative expenses for the first half of 2011 increased by $4.5 million, or 6%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 9 to our condensed consolidated financial statements. General and administrative expenses primarily increased related to our DAS networks primarily in connection with our acquisition of NewPath in 2010. General and administrative expenses were 8% of net revenues for both the second quarter of 2011 and 2010. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first half of 2011 increased by $79.7 million, or 15%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and cost containment.
Depreciation, amortization and accretion for the first half of 2011 increased by $7.2 million, or 3%, from the same period in the prior year. The increase is consistent with the insignificant movement in our fixed assets and intangible assets between the second quarter of 2011 and the second quarter of 2010.
During the first half of 2010, we repaid or purchased $2.1 billion of face value debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $66.4 million. The increase in interest expense and amortization of deferred financing costs of $12.5 million, or 5%, from the first half of 2010 to 2011 predominately resulted from a $14.0 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2006 tower revenue notes. During the second half of 2010, we recorded losses on interest rate swaps of $187.9 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further similar losses should be recorded. For a further discussion of the debt refinancing and the interest rate swaps, see notes 6 and 7 to our consolidated financial statements in the 2010 Form 10-K.
The benefit (provision) for income taxes for the first half of 2011 was a provision of $3.8 million, representing a decrease in the benefit of $19.7 million from the same period in the prior year. During the first half of 2011 and 2010, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets. For the first half of

2011 and 2010, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes.
Net income (loss) attributable to CCIC stockholders for the first half of 2011 was income of $69.8 million. Net income (loss) attributable to CCIC stockholders for the first half of 2010 was a loss of $216.3 million inclusive of (1) net losses on interest rate swaps of $187.9 million and (2) net losses from repayments and purchases and early retirement of debt of $66.4 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges, (2) growth in our site rental business, partially offset by (3) the previously mentioned change in benefit (provision) for income taxes from an income tax benefit to an income tax provision, and (4) the previously mentioned increase in interest expense of $12.5 million.
CCAL—Second Quarter 2011 and 2010
The increases and decreases between the second quarter of 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the second quarter of 2011 was approximately 1.06, an increase of 20% from approximately 0.88 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the second quarter of 2011 increased by $7.0 million, or 29%, from the same period in the prior year. Site rental revenues for the second quarter of 2011 increased by $6.0 million, or 28%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $5.2 million and $4.6 million, respectively, and accounted for an increase of 21% and 21%, respectively, for the second quarter of 2011 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts.
Site rental gross margins increased by $3.8 million, or 26%, for the second quarter of 2011, from $14.9 million, for the second quarter of 2010. Adjusted EBITDA for the second quarter of 2011 increased by $3.1 million, or 26%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2011 was net income of $0.6 million, compared to a net loss of $0.2 million for the second quarter of 2010. The change from net loss to net income was primarily driven by the previously mentioned increase in net revenues.
CCAL—First Half of 2011 and 2010
The increases and decreases between the first half of 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the second quarter of 2011 was approximately 1.03, an increase of 16% from approximately 0.89 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first half of 2011 increased by $12.3 million, or 25%, from the same period in the prior year. Site rental revenues for the first half of 2011 increased by $8.7 million, or 20%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $8.4 million and $7.2 million, respectively, and accounted for an increase of 17% and 16% respectively, for the first half of 2011 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $3.6 million increase in network services and other revenues.
Site rental gross margins increased by $5.3 million, or 17%, for the first half of 2011, from $31.0 million for the first half of 2010. Adjusted EBITDA for the first half of 2011 increased by $5.2 million, or 21%, from the same period in the prior year. The increases in site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the first half of 2011 was net income of $1.1 million, compared to a net loss of $0.5 million for the first half of 2010. The change from net loss to net income was primarily driven by the previously mentioned increase in the network services business, which was primarily driven by new tenant activity.

Liquidity and Capital Resources
Overview
General.    We believe our site rental business can be characterized as a stable cash flow stream generated under long-term contracts (see "Item 2. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cash provided by operating activities (net of cash interest payments) has exceeded our sustaining capital expenditures. For the foreseeable future, we expect to continue to generate cash provided by operating activities that will be available for discretionary investments. In addition to investing cash provided by operating activities we may also, in certain circumstances, use debt financings and issuances of equity or equity related securities to fund discretionary investments.

We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock. We have never declared or paid any cash dividend on our common stock. It is our current policy to retain our cash provided by operating activities to engage in discretionary investments. Periodically, we assess the future declaration and payment of cash dividends, if any, based on the then-current conditions, including our earnings, cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by our board of directors.
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

June 30, 2011
(In thousands of dollars)
Cash and cash equivalents(a)	$108,116
Undrawn revolver availability(b)	262,000
Debt and other long-term obligations	6,816,258
Redeemable preferred stock	317,045
Total equity	2,368,792
________________

(a)	Exclusive of $198.6 million of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months, we expect that our cash on hand and cash flows from operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $30.7 million (principal repayments) and (2) capital expenditures of roughly $300 million (sustaining and discretionary). As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.
Over the next 12 months, we have no debt maturities other than nominal principal payments on amortizing debt. We may utilize cash flow from operations to repay some or all of the $188.0 million outstanding under our revolver prior to its maturity in September 2013. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature ($622.4 million outstanding as of June 30, 2011). Our 6.25% convertible preferred stock requires redemption in August 2012 of approximately $318 million plus any unpaid dividends on that preferred stock. Prior to August 2012, the holders of the 6.25% convertible preferred stock may convert the preferred stock into an aggregate 8.6 million common shares at a conversion price of $36.875 per share of common stock. If our common stock price were to remain at or above current levels, we anticipate that the vast majority of the 6.25% convertible preferred stock will be converted into common shares prior to August 2012, since it would be in the holder's economic interest to so convert. If the 6.25% convertible preferred stock is not still outstanding at August 2012, we may choose to fund the August 2012 redemption by any combination of the following: using cash on hand, borrowing under our revolver, accessing the capital markets and using cash generated from operations. In addition, we may utilize our right to convert the preferred stock if our common stock trades at or above a specific threshold ($44.25 per share for 20 out of 30 consecutive trading days). We may also make purchases of the preferred stock using cash prior to August 2012. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of June 30, 2011.
Summary Cash Flow Information

	Six Months Ended June 30,
	2011	2010	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$283,809	$248,207	$35,602
Investing activities	(128,236)	(112,220)	(16,016)
Financing activities	(160,531)	(659,259)	498,728
Effect of exchange rate changes on cash	543	(787)	1,330
Net increase (decrease) in cash and cash equivalents	$(4,415)	$(524,059)	$519,644
Operating Activities
The increase in net cash provided by operating activities for the second quarter of 2011 of $35.6 million, or 14%, from 2010, was primarily due to growth in our core site rental business. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures.

	Six Months Ended June 30,
	2011	2010	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$52,870	$51,000	$1,870
Tower improvements and other	35,520	25,350	10,170
Construction of towers	20,673	5,963	14,710
Sustaining	7,627	9,452	(1,825)
Total	$116,690	$91,765	$24,925
Other than sustaining capital expenditures, which we expect to be approximately $20 million to $25 million for the year ended December 31, 2011, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $300 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2011, with less than one-third of our total capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
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
Financing Activities
We seek to allocate cash produced by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt or preferred stock. During the first half of 2011, our financing activities predominately related to net borrowings under our revolver and discretionary purchases of our common stock.
Revolving Credit Agreement. The proceeds of our revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use our revolver to fund discretionary investments and not for operating activities such as working capital, which are typically funded by cash flows from operations. In June 2011, CCOC amended the revolver to increase the aggregate revolving commitment availability by $50.0 million to $450.0 million. The following table summarizes our borrowing activity under our revolver during the six months ended June 30, 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands of dollars)
Maximum month-end balance during the period	$188,000	$188,000
Average daily balance	140,077	141,199
Outstanding at the end of the period	188,000	188,000
Weighted average interest rate based on average daily balance during the period	2.4%	2.4%
Weighted average interest rate on balance outstanding at the end of the period	2.4%	2.4%
Common Stock Activity.    As of June 30, 2011 and December 31, 2010, we had 287.1 million and 290.8 million common shares outstanding, respectively. During the first half of 2011, we purchased 4.6 million shares of common stock at an average price of $41.52 per share utilizing $192.6 million in cash.
Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following is the financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants. See our 2010 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

	Debt	Current Covenant Requirement	As of June 30, 2011(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.3	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	3.1	1.9
________________

(a)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Total Debt (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four; at inception, the covenant requirement was less than 9.25 and decreased thereafter in accordance with the credit agreement. Consolidated Adjusted EBITDA is calculated in the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 8 to our condensed consolidated financial statements.

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

	Debt	Current Covenant Requirement(a)	As of June 30, 2011	At Inception
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	3.5	3.1
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.8	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	3.0	2.5
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2010 are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in note 2 of our consolidated financial statements in our 2010 Form 10-K. The critical accounting policies and estimates for the first half of 2011 have not changed from the critical accounting policies for the year ended December 31, 2010.
In the future, the potential merger of AT&T and T-Mobile may trigger a review of our long-lived assets for impairment. See also "Item 2. MD&A—General Overview—Overview" for a discussion of the potential merger of AT&T and T-Mobile.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2011
No accounting pronouncements adopted during the six months ended June 30, 2011 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2011 are expected to have a material impact on our consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt;

•	our $810.4 million of floating rate debt representing approximately 12% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps; and

•	potential future borrowings of incremental debt.
The following tables provide information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2011. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes (see footnote (c)). See note 2 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2011	2012	2013	2014	2015	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$12,455	$24,146	$23,852	$23,815	$890,997	$5,111,482	(c)	$6,086,747	(c)	$6,419,765
Average interest rate(b)(c)	5.6%	5.6%	5.8%	5.8%	8.9%	9.3%	(c)	9.2%	(c)

Variable rate	$3,250	$6,500	$194,500	$606,125	$—	$—		$810,375		$802,882
Average interest rate(d)	1.7%	1.7%	2.3%	1.7%	—%	—%		1.8%
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

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 4% of our operating income for the six months ended June 30, 2011. Over the past year and five years, the Australian dollar has strengthened by 24% and 43%, respectively, against the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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
For the six months ended June 30, 2011, approximately 73% of our consolidated net revenues was derived from AT&T, Verizon Wireless, Sprint and T-Mobile, which represented 23%, 20%, 19% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, tower assets, site rental contracts and customer relationships intangible assets, and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2011	246	$41.86	—	—
May 1 - May 31, 2011	3,094	41.64	—	—
June 1 - June 30, 2011	272	41.15	—	—
Total	3,612	$41.62	—	—
We paid $150.3 million in cash to effect these purchases. Virtually all of these purchases were made in the open market.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(b) 3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Crown Castle International Corp., effective May 24, 2011

(a) 3.3	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b) 3.4	Amendment to Amended and Restated By-Laws of Crown Castle International Corp., effective May 24, 2011

(c) 10.1	Crown Castle International Corp. 2011 EMT Annual Incentive Plan

(c) 10.2	Summary of Non-Employee Director Compensation

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 26, 2011.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 16, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 5, 2011	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 5, 2011	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)