Form 10-Q
period 2011-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2011-11-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Number of shares of common stock outstanding at October 28, 2011: 284,496,166

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,524	$112,531
Restricted cash	223,573	221,015
Receivables, net	64,762	59,912
Prepaid expenses	77,926	65,856
Deferred income tax assets	53,345	59,098
Deferred site rental receivables and other current assets, net	27,150	26,733
Total current assets	522,280	545,145
Property and equipment, net of accumulated depreciation of $3,708,238 and $3,451,475, respectively	4,864,400	4,893,651
Goodwill	2,031,949	2,029,296
Other intangible assets, net of accumulated amortization of $757,794 and $636,433, respectively	2,211,643	2,313,929
Deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets, net	812,943	687,508
Total assets	$10,443,215	$10,469,529

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,655	$39,649
Accrued interest	55,266	65,191
Deferred revenues	174,906	202,123
Other accrued liabilities	83,395	105,235
Current maturities of debt and other obligations	33,612	28,687
Total current liabilities	376,834	440,885
Debt and other long-term obligations	6,903,074	6,750,207
Deferred income tax liabilities	67,613	66,686
Deferred ground lease payable and other liabilities	477,232	450,176
Total liabilities	7,824,753	7,707,954

Commitments and contingencies (note 8)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2011—6,111,000 and December 31, 2010—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: September 30, 2011—$305,550 and December 31, 2010—$318,050	304,810	316,581
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2011—284,496,080 and December 31, 2010—290,826,284	2,845	2,908
Additional paid-in capital	5,306,679	5,581,525
Accumulated other comprehensive income (loss)	(140,602)	(178,978)
Accumulated deficit	(2,855,860)	(2,960,082)
Total CCIC stockholders' equity	2,313,062	2,445,373
Noncontrolling interest	590	(379)
Total equity	2,313,652	2,444,994
Total liabilities and equity	$10,443,215	$10,469,529

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Site rental	$468,920	$437,079	$1,382,219	$1,253,582
Network services and other	44,963	44,811	131,039	128,762
Net revenues	513,883	481,890	1,513,258	1,382,344
Operating expenses:
Costs of operations(a):
Site rental	121,759	116,233	361,317	345,453
Network services and other	25,083	26,767	78,213	82,990
General and administrative	42,922	41,420	128,925	121,449
Asset write-down charges	3,090	4,429	13,696	8,588
Acquisition and integration costs	617	867	1,661	1,139
Depreciation, amortization and accretion	138,523	136,218	413,987	403,512
Total operating expenses	331,994	325,934	997,799	963,131
Operating income (loss)	181,889	155,956	515,459	419,213
Interest expense and amortization of deferred financing costs	(127,119)	(123,196)	(380,288)	(364,322)
Gains (losses) on purchases and redemptions of debt	—	(71,933)	—	(138,367)
Net gain (loss) on interest rate swaps	—	(104,421)	—	(292,295)
Interest and other income (expense)	(562)	847	(4,887)	985
Income (loss) before income taxes	54,208	(142,747)	130,284	(374,786)
Benefit (provision) for income taxes	(2,825)	7,597	(7,763)	22,622
Net income (loss)	51,383	(135,150)	122,521	(352,164)
Less: Net income (loss) attributable to the noncontrolling interest	105	(141)	355	(351)
Net income (loss) attributable to CCIC stockholders	51,278	(135,009)	122,166	(351,813)
Dividends on preferred stock and losses on purchases of preferred stock	(7,541)	(5,201)	(17,944)	(15,604)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$43,737	$(140,210)	$104,222	$(367,417)

Net income (loss)	$51,383	$(135,150)	$122,521	$(352,164)
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	—	(1,265)	(7,537)	158
Derivative instruments net of taxes of $0, $(909), $0 and $(14,124), respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(43)	(17,562)	(893)	(139,108)
Amounts reclassified into results of operations, net of taxes	17,986	16,266	53,834	38,946
Foreign currency translation adjustments	(16,816)	26,108	(6,662)	17,097
Comprehensive income (loss)	52,510	(111,603)	161,263	(435,071)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	88	(196)	721	(241)
Comprehensive income (loss) attributable to CCIC stockholders	$52,422	$(111,407)	$160,542	$(434,830)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share:
Basic	$0.16	$(0.49)	$0.37	$(1.28)
Diluted	$0.15	$(0.49)	$0.36	$(1.28)
Weighted-average common shares outstanding (in thousands):
Basic	282,031	286,119	284,770	286,883
Diluted	283,899	286,119	286,868	286,883
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$122,521	$(352,164)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	413,987	403,512
Gains (losses) on purchases and redemptions of long-term debt	—	138,367
Amortization of deferred financing costs and other non-cash interest	77,221	59,734
Stock-based compensation expense	24,937	26,185
Asset write-down charges	13,696	8,588
Deferred income tax benefit (provision)	6,684	(34,279)
Income (expense) from forward-starting interest rate swaps	—	292,295
Other adjustments	4,848	818
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(9,925)	(14,930)
Increase (decrease) in accounts payable	(9,713)	(5,309)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(18,231)	11,891
Decrease (increase) in receivables	(5,318)	(7,295)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(165,433)	(119,758)
Net cash provided by (used for) operating activities	455,274	407,655
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(17,997)	(126,972)
Capital expenditures	(265,115)	(148,274)
Other investing activities, net	(14,375)	(23,212)
Net cash provided by (used for) investing activities	(297,487)	(298,458)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,450,000
Proceeds from issuance of capital stock	1,523	16,310
Principal payments on long-term debt and other long-term obligations	(26,026)	(18,282)
Purchases and redemptions of long-term debt	—	(3,541,312)
Purchases of capital stock	(301,369)	(146,908)
Purchases of preferred stock	(15,002)	—
Borrowings under revolving credit agreement	273,000	—
Payments under revolving credit agreement	(125,000)	—
Payments for financing costs	(82)	(58,729)
Payments for forward-starting interest rate swap settlements	—	(266,870)
Net (increase) decrease in restricted cash	12,153	9,467
Dividends on preferred stock	(14,713)	(14,909)
Net cash provided by (used for) financing activities	(195,516)	(571,233)
Effect of exchange rate changes on cash	722	(131)
Net increase (decrease) in cash and cash equivalents	(37,007)	(462,167)
Cash and cash equivalents at beginning of period	112,531	766,146
Cash and cash equivalents at end of period	$75,524	$303,979

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2011	6,361,000	$317,045	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792
Issuances of capital stock, net of forfeitures	—	—	88,793	1	765	—	—	—	766
Purchases and retirement of capital stock	—	—	(2,692,152)	(27)	(108,779)	—	—	—	(108,806)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	(2,538)	—	(2,538)
Stock-based compensation expense	—	—	—	—	7,683	—	—	—	7,683
Other comprehensive income (loss)(a)	—	—	—	—	—	1,144	—	(17)	1,127
Dividends on preferred stock and amortization of issue costs	—	229	—	—	—	—	(5,003)	—	(5,003)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	51,278	105	51,383
Balance, September 30, 2011	6,111,000	$304,810	284,496,080	$2,845	$5,306,679	$(140,602)	$(2,855,860)	$590	$2,313,652

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2010	6,361,000	$316,117	290,250,963	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870
Issuances of capital stock, net of forfeitures	—	—	667,576	6	7,907	—	—	—	7,913
Purchases and retirement of capital stock	—	—	(571)	—	(24)	—	—	—	(24)
Stock-based compensation expense	—	—	—	—	8,042	—	—	—	8,042
Other comprehensive income (loss)(a)	—	—	—	—	—	23,602	—	(55)	23,547
Dividends on preferred stock and amortization of issue costs	—	232	—	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	—	—	—	(135,009)	(141)	(135,150)
Balance, September 30, 2010	6,361,000	$316,349	290,917,968	$2,909	$5,581,479	$(207,241)	$(2,995,753)	$(397)	$2,380,997
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Issuances of capital stock, net of forfeitures	—	—	1,000,308	10	1,513	—	—	—	1,523
Purchases and retirement of capital stock	—	—	(7,330,512)	(73)	(301,296)	—	—	—	(301,369)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	(2,538)	—	(2,538)
Stock-based compensation expense	—	—	—	—	24,937	—	—	—	24,937
Other comprehensive income (loss)(a)	—	—	—	—	—	38,376	—	366	38,742
Dividends on preferred stock and amortization of issue costs	—	693	—	—	—	—	(15,406)	—	(15,406)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	122,166	355	122,521
Balance, September 30, 2011	6,111,000	$304,810	284,496,080	$2,845	$5,306,679	$(140,602)	$(2,855,860)	$590	$2,313,652

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance January 1, 2010	6,361,000	$315,654	292,729,684	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085
Issuances of capital stock, net of forfeitures	—	—	2,022,024	20	16,290	—	—	—	16,310
Purchases and retirement of capital stock	—	—	(3,833,740)	(38)	(146,870)	—	—	—	(146,908)
Stock-based compensation expense	—	—	—	—	26,185	—	—	—	26,185
Other comprehensive income (loss)(a)	—	—	—	—	—	(83,017)	—	110	(82,907)
Dividends on preferred stock and amortization of issue costs	—	695	—	—	—	—	(15,604)	—	(15,604)
Net income (loss)	—	—	—	—	—	—	(351,813)	(351)	(352,164)
Balance, September 30, 2010	6,361,000	$316,349	290,917,968	$2,909	$5,581,479	$(207,241)	$(2,995,753)	$(397)	$2,380,997
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2011, and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2011 and 2010. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's consolidated financial statements are disclosed in the Company's 2010 Form 10-K, other than changes related to goodwill impairment testing discussed below.
New Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2011 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2011 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.
In September 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on goodwill impairment testing. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is then necessary to perform the two-step goodwill impairment test described in the 2010 Form 10-K. Otherwise, the two-step goodwill impairment test is not required. The Company adopted this amended guidance effective September 30, 2011, prior to performing its annual goodwill impairment test and, as such, anticipates performing the qualitative assessment in connection with the annual goodwill impairment test during the fourth quarter of 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

3.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of September 30, 2011		Outstanding Balance as of December 31, 2010	Stated Interest Rate as of September 30, 2011(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$305,000	(b)	$157,000	2.4%	(c)
2007 Term Loans	Jan./March 2007	March 2014		620,750		625,625	1.7%	(c)
Total bank debt				925,750		782,625
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	220,870		233,085	7.0%
Total securitized debt				3,670,870		3,683,085
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		814,456		804,971	9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		978,191		975,913	7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,856		497,712	7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,290,554		2,278,647
Other:
Capital leases and other obligations	Various	Various	(i)	49,512		34,537	Various	(i)
Total debt and other obligations				6,936,686		6,778,894
Less: current maturities and short-term debt and other current obligations				33,612		28,687
Non-current portion of long-term debt and other long-term obligations				$6,903,074		$6,750,207
________________

(a)	Represents the weighted-average stated interest rate.

(b)
In June 2011, CCOC amended the senior secured revolving credit facility ("Revolver") to increase the aggregate revolving commitment availability by $50.0 million to a total revolving commitment availability of $450.0 million, subject to certain restrictions based on the maintenance of financial covenants in the 2007 Credit Agreement. As of September 30, 2011, the undrawn availability under the Revolver is $145.0 million.

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

(e)
The 2009 Securitized Notes consist of $150.9 million of principal as of September 30, 2011 that amortizes through 2019, and $70.0 million of principal as of September 30, 2011 that amortizes during the period beginning in 2019 and ending in 2029.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense on debt obligations	$101,380	$101,012	$303,067	$304,588
Amortization of deferred financing costs	3,790	3,825	11,266	11,705
Amortization of discounts on long-term debt	4,074	3,666	11,907	10,716
Amortization of interest rate swaps	17,986	14,400	53,834	36,225
Other, net of capitalized interest	(111)	293	214	1,088
Total	$127,119	$123,196	$380,288	$364,322

4.	Income Taxes
During the nine months ended September 30, 2011 and 2010, the Company's provision for federal income taxes was reduced by a partial reversal of the valuation allowance on the Company's federal deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. In addition, the first nine months of 2010 included $16.5 million of federal tax benefits recorded predominately as a result of discrete events, including the acquisition of NewPath. For the nine months ended September 30, 2011 and 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company's federal deferred tax valuation allowances. During the third quarter of 2011, the IRS completed an examination of the Company's U.S federal tax return for the 2009 tax year with no material adjustments.

5.	Fair Value Disclosures

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$75,524	$75,524	$112,531	$112,531
Restricted cash, current and non-current	228,573	228,573	226,015	226,015
Liabilities:
Long-term debt and other obligations	6,936,686	7,413,440	6,778,894	7,121,156
Interest rate swaps(a)	1,436	1,436	5,198	5,198
________________

(a)	Variable to fixed interest rate swaps hedging a portion of the 2007 Term Loans until December 2011 with a notional value of $600.0 million.
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
As of September 30, 2011, the fair value of the Company's cash and cash equivalents and restricted cash is measured on a recurring basis and are classified as Level 1 fair value measurements. The following table is a summary of the activity during the nine months ended September 30, 2010 for interest rate swap liabilities previously classified as Level 3 fair value measurements. During the nine months ended September 30, 2011, all interest rate swap liabilities were classified as Level 2 fair value measurements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps, Net
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$359,716	$300,040
Settlements	(35,609)	(271,283)
Less: Total (gains) losses:
Included in earnings(a)	102,416	288,922
Included in other comprehensive income (loss)	16,794	125,638
Ending balance	$443,317	$443,317
________________

(a)
Includes $93.8 million and $203.2 million, respectively, for the three and nine months ended September 30, 2010, of losses that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

6.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock, by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's preferred stock, as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to CCIC stockholders	$51,278	$(135,009)	$122,166	$(351,813)
Dividends on preferred stock and losses on purchases of preferred stock	(7,541)	(5,201)	(17,944)	(15,604)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock for basic and diluted computations	$43,737	$(140,210)	$104,222	$(367,417)
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	282,031	286,119	284,770	286,883
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,868	—	2,098	—
Diluted weighted-average number of common shares outstanding	283,899	286,119	286,868	286,883
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share:
Basic	$0.16	$(0.49)	$0.37	$(1.28)
Diluted	$0.15	$(0.49)	$0.36	$(1.28)
 For both the three and nine months ended September 30, 2011, 0.9 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that September 30, 2011 was the end of the contingency period. For the three and nine months ended September 30, 2010, all of the CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. In addition, for the three and nine months ended September 30, 2011, 8.3 million shares reserved for issuance upon conversion of the 6.25%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

convertible preferred stock and for the three and nine months ended September 30, 2010, 8.6 million shares reserved for issuance upon conversion of the 6.25% convertible preferred stock, respectively, are excluded from dilutive common shares because the impact is anti-dilutive as determined under the if-converted method. See note 10.

7.	Leases
Tenant Contracts
The following table is an updated summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of September 30, 2011. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the tenant's option through the current term. As of September 30, 2011, the weighted-average remaining term of tenant contracts is approximately 9 years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Three Months Ending December 31,	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Tenant Contracts	$404,017	$1,604,622	$1,573,313	$1,542,603	$1,485,123	$10,268,644	$16,878,322

8.	Commitments and Contingencies
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$441,137	$27,783	$—	$468,920	$414,265	$22,814	$—	$437,079
Network services and other	40,853	4,110	—	44,963	42,544	2,267	—	44,811
Net revenues	481,990	31,893	—	513,883	456,809	25,081	—	481,890
Operating expenses:
Costs of operations:(a)
Site rental	112,843	8,916	—	121,759	108,966	7,267	—	116,233
Network services and other	22,713	2,370	—	25,083	25,192	1,575	—	26,767
General and administrative	37,295	5,627	—	42,922	37,495	3,925	—	41,420
Asset write-down charges	3,165	(75)	—	3,090	4,325	104	—	4,429
Acquisition and integration costs	617	—	—	617	867	—	—	867
Depreciation, amortization and accretion	130,878	7,645	—	138,523	129,169	7,049	—	136,218
Total operating expenses	307,511	24,483	—	331,994	306,014	19,920	—	325,934
Operating income (loss)	174,479	7,410	—	181,889	150,795	5,161	—	155,956
Interest expense and amortization of deferred financing costs	(127,119)	(5,755)	5,755	(127,119)	(122,905)	(5,368)	5,077	(123,196)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(71,933)	—	—	(71,933)
Net gain (loss) on interest rate swaps	—	—	—	—	(104,421)	—	—	(104,421)
Interest and other income (expense)	5,067	126	(5,755)	(562)	5,789	135	(5,077)	847
Benefit (provision) for income taxes	(2,261)	(564)	—	(2,825)	8,096	(499)	—	7,597
Net income (loss)	50,166	1,217	—	51,383	(134,579)	(571)	—	(135,150)
Less: Net income (loss) attributable to the noncontrolling interest	(141)	246	—	105	—	(141)	—	(141)
Net income (loss) attributable to CCIC stockholders	$50,307	$971	$—	$51,278	$(134,579)	$(430)	$—	$(135,009)
Capital expenditures	$144,129	$4,296	$—	$148,425	$53,423	$3,086	$—	$56,509
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,301,234	$80,985	$—	$1,382,219	$1,186,276	$67,306	$—	$1,253,582
Network services and other	118,534	12,505	—	131,039	121,665	7,097	—	128,762
Net revenues	1,419,768	93,490	—	1,513,258	1,307,941	74,403	—	1,382,344
Operating expenses:
Costs of operations:(a)
Site rental	335,421	25,896	—	361,317	324,660	20,793	—	345,453
Network services and other	70,246	7,967	—	78,213	77,984	5,006	—	82,990
General and administrative	113,594	15,331	—	128,925	109,335	12,114	—	121,449
Asset write-down charges	13,452	244	—	13,696	8,461	127	—	8,588
Acquisition and integration costs	1,661	—	—	1,661	1,139	—	—	1,139
Depreciation, amortization and accretion	391,342	22,645	—	413,987	382,418	21,094	—	403,512
Total operating expenses	925,716	72,083	—	997,799	903,997	59,134	—	963,131
Operating income (loss)	494,052	21,407	—	515,459	403,944	15,269	—	419,213
Interest expense and amortization of deferred financing costs	(379,964)	(17,513)	17,189	(380,288)	(363,235)	(15,380)	14,293	(364,322)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(138,367)	—	—	(138,367)
Net gain (loss) on interest rate swaps	—	—	—	—	(292,295)	—	—	(292,295)
Interest and other income (expense)	11,937	365	(17,189)	(4,887)	15,068	210	(14,293)	985
Benefit (provision) for income taxes	(6,076)	(1,687)	—	(7,763)	24,025	(1,403)	—	22,622
Net income (loss)	119,949	2,572	—	122,521	(350,860)	(1,304)	—	(352,164)
Less: Net income (loss) attributable to the noncontrolling interest	(141)	496	—	355	—	(351)	—	(351)
Net income (loss) attributable to CCIC stockholders	$120,090	$2,076	$—	$122,166	$(350,860)	$(953)	$—	$(351,813)
Capital expenditures	$256,455	$8,660	$—	$265,115	$140,875	$7,399	$—	$148,274
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$50,166	$1,217	$—	$51,383	$(134,579)	$(571)	$—	$(135,150)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,165	(75)	—	3,090	4,325	104	—	4,429
Acquisition and integration costs	617	—	—	617	867	—	—	867
Depreciation, amortization and accretion	130,878	7,645	—	138,523	129,169	7,049	—	136,218
Interest expense and amortization of deferred financing costs	127,119	5,755	(5,755)	127,119	122,905	5,368	(5,077)	123,196
Gains (losses) on purchases and redemptions of debt	—	—	—	—	71,933	—	—	71,933
Net gain (loss) on interest rate swaps	—	—	—	—	104,421	—	—	104,421
Interest and other income (expense)	(5,067)	(126)	5,755	562	(5,789)	(135)	5,077	(847)
Benefit (provision) for income taxes	2,261	564	—	2,825	(8,096)	499	—	(7,597)
Stock-based compensation expense	7,683	596	—	8,279	8,042	625	—	8,667
Adjusted EBITDA	$316,822	$15,576	$—	$332,398	$293,198	$12,939	$—	$306,137

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$119,949	$2,572	$—	$122,521	$(350,860)	$(1,304)	$—	$(352,164)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	13,452	244	—	13,696	8,461	127	—	8,588
Acquisition and integration costs	1,661	—	—	1,661	1,139	—	—	1,139
Depreciation, amortization and accretion	391,342	22,645	—	413,987	382,418	21,094	—	403,512
Interest expense and amortization of deferred financing costs	379,964	17,513	(17,189)	380,288	363,235	15,380	(14,293)	364,322
Gains (losses) on purchases and redemptions of debt	—	—	—	—	138,367	—	—	138,367
Net gain (loss) on interest rate swaps	—	—	—	—	292,295	—	—	292,295
Interest and other income (expense)	(11,937)	(365)	17,189	4,887	(15,068)	(210)	14,293	(985)
Benefit (provision) for income taxes	6,076	1,687	—	7,763	(24,025)	1,403	—	(22,622)
Stock-based compensation expense	24,937	1,874	—	26,811	26,185	1,835	—	28,020
Adjusted EBITDA	$925,444	$46,170	$—	$971,614	$822,147	$38,325	$—	$860,472

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

10.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2011	4,297
Shares granted(a)	886
Shares vested(b)	(1,580)
Shares forfeited	(60)
Shares outstanding at September 30, 2011	3,543
__________________

(a)
Weighted-average grant-date fair value of $37.04 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 48% in the Monte Carlo simulation used to measure grant-date fair value.

(b)	Fair value on vesting date of $68.8 million.
During the nine months ended September 30, 2011, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year or five-year period. During the nine months ended September 30, 2011, the Company granted 0.4 million shares of restricted stock awards ("2011 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $23.6 million and $24.9 million for the nine months ended September 30, 2011 and 2010, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2011 is $32.5 million.

11.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$312,992	$319,519
Income taxes paid	4,343	3,037
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps	—	(114,157)
Assets acquired through capital leases and installment sales	20,213	10,737

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2010 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2010 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
As of September 30, 2011, we owned, leased or managed approximately 23,800 towers for wireless communications, including distributed antenna system ("DAS") networks. Revenues generated from our core site rental business represented 91% of our third quarter 2011 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2010 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our tower portfolio.
The following are certain highlights of our business fundamentals as of and for the nine months ended September 30, 2011.

•	Potential growth resulting from wireless network expansion and new entrants (see also the discussion below of wireless industry reports)

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our towers.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, and (5) wireless carrier focus on expanding voice and data coverage.

◦	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, additional tenants.

◦	U.S. wireless carriers continue to invest in their networks.

◦
We expect our site rental revenues will grow approximately 9% from the full year 2010 to 2011 and approximately 5% from the full year 2011 to 2012. We expect our new tenant additions, inclusive of the estimated impact from Sprint as it deploys network enhancements (referred to as Network Vision), will result in an approximately 5% year-over-year growth in site rental revenues for each of 2011 and 2012. Our 2012 site rental revenue growth expectations do not assume any net contribution to growth from the existing base of business as the increase attributable to lease escalations and straight-line impact of renewals is expected to be offset by higher levels of expected cancellation of customer contracts.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately nine years, exclusive of renewals at the customer's option, representing approximately $17 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 74% of consolidated net revenues.

•	Majority of land under our towers under long-term control

◦
Approximately 90% and 72% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land that is owned in fee or where we have perpetual or long-term easements, which represent approximately 35% of our site rental gross margin.

•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 88% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $14.1 million, which represented less than 1% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with virtually all of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	87% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See "Item 2. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $455.3 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our towers.

•	Capital allocated to drive long-term shareholder value (per share) (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock.

◦	Discretionary investments included: (1) the purchase of 7.3 million shares of common stock for $301.4 million and (2) $251.0 million in capital expenditures.
The following is a discussion of certain recent events and growth trends which may impact our business and strategy or the U.S. wireless communications industry:

•
In March 2011, AT&T entered into a definitive agreement to acquire T-Mobile, subject to regulatory approval and other closing conditions. In August 2011, the U.S. Department of Justice ("DOJ") filed a complaint against AT&T alleging the proposed acquisition of T-Mobile by AT&T would substantially lessen competition and likely raise prices. AT&T disputes the allegations and intends to continue discussions with the DOJ to address its concerns. For the third quarter of 2011, AT&T and T-Mobile accounted for 23% and 11%, respectively, of our consolidated net revenues. As of September 30, 2011, AT&T and T-Mobile are co-resident on approximately 4,000 of our towers. Net revenues from T-Mobile on these approximately 4,000 towers represent approximately 6% of our consolidated net revenues during the first nine months of 2011. The weighted-average remaining current term on all of our contractual agreements with AT&T and T-Mobile is approximately 12 and seven years, respectively. If consummated, in whole or in part, this potential acquisition could result in decreased revenues and reduced or delayed demand for our towers and network services as a result of the anticipated integration of these networks and consolidation of duplicate or overlapping parts of the networks. We expect that any termination of customer contracts as a result of the potential acquisition would be spread over multiple years as existing contracts expire. See "Part II—Item 1A. Risk Factors."

•	Consumers have increased their use of wireless voice and data services according to recent U.S. wireless industry reports.

◦	U.S. wireless data service revenues grew 22% year-over-year to reach $16.2 billion in the second quarter of 2011;(a)

◦	The number of wireless subscriber connections in the U.S. now exceeds the total amount of the U.S. population with a wireless penetration of 104%;(b)

◦	During the first half of 2011, U.S. wireless data traffic surged 111% year-over-year;(b) and

◦	In the U.S., 43% of mobile consumers have a smartphone as of August 2011(c) and the number of active smartphones increased 67% year-over-year during the first half of 2011.(b)
_________________

(a)	Source: Chetan Sharma Consulting

(b)	Source: CTIA

(c)	Source: Nielsen

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$468,920	91%	$437,079	91%	7%
Network services and other	44,963	9%	44,811	9%	—%
Net revenues	513,883	100%	481,890	100%	7%
Operating expenses:
Costs of operations(a):
Site rental	121,759	26%	116,233	27%	5%
Network services and other	25,083	56%	26,767	60%	(6)%
Total costs of operations	146,842	29%	143,000	30%	3%
General and administrative	42,922	8%	41,420	9%	4%
Asset write-down charges	3,090	1%	4,429	1%	*
Acquisition and integration costs	617	—	867	—	*
Depreciation, amortization and accretion	138,523	27%	136,218	28%	2%
Total operating expenses	331,994	65%	325,934	68%	2%
Operating income (loss)	181,889	35%	155,956	32%	17%
Interest expense and amortization of deferred financing costs	(127,119)		(123,196)
Gains (losses) on purchases and redemption of debt	—		(71,933)
Net gain (loss) in interest rate swaps	—		(104,421)
Interest and other income (expense)	(562)		847
Income (loss) before income taxes	54,208		(142,747)
Benefit (provision) for income taxes	(2,825)		7,597
Net income (loss)	51,383		(135,150)
Less: Net income (loss) attributable to the noncontrolling interest	105		(141)
Net income (loss) attributable to CCIC stockholders	$51,278		$(135,009)
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL"

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,382,219	91%	$1,253,582	91%	10%
Network services and other	131,039	9%	128,762	9%	2%
Net revenues	1,513,258	100%	1,382,344	100%	9%
Operating expenses:
Costs of operations(a):
Site rental	361,317	26%	345,453	28%	5%
Network services and other	78,213	60%	82,990	64%	(6)%
Total costs of operations	439,530	29%	428,443	31%	3%
General and administrative	128,925	9%	121,449	9%	6%
Asset write-down charges	13,696	1%	8,588	1%	*
Acquisition and integration costs	1,661	—	1,139	—	*
Depreciation, amortization and accretion	413,987	27%	403,512	29%	3%
Total operating expenses	997,799	66%	963,131	70%	4%
Operating income (loss)	515,459	34%	419,213	30%	23%
Interest expense and amortization of deferred financing costs	(380,288)		(364,322)
Gains (losses) on purchases and redemption of debt	—		(138,367)
Net gain (loss) in interest rate swaps	—		(292,295)
Interest and other income (expense)	(4,887)		985
Income (loss) before income taxes	130,284		(374,786)
Benefit (provision) for income taxes	(7,763)		22,622
Net income (loss)	122,521		(352,164)
Less: Net income (loss) attributable to the noncontrolling interest	355		(351)
Net income (loss) attributable to CCIC stockholders	$122,166		$(351,813)
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL"

Third Quarter 2011 and 2010. Our consolidated results of operations for the third quarter of 2011 and 2010, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 98% and 100% of net income (loss) attributable to CCIC stockholders. Nearly all of the increase in site rental revenues resulted from towers we owned as of September 30, 2010. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

First Nine Months of 2011 and 2010. Our consolidated results of operations for the first nine months of 2011 and 2010, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 98% and 100% of net income (loss) attributable to CCIC stockholders. Nearly all of the increase in site rental revenues resulted from towers we owned as of September 30, 2010. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the third quarter of 2011 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.
See note 9 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—Third Quarter 2011 and 2010
Net revenues for the third quarter of 2011 increased by $25.2 million, or 6%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $26.9 million, or 6%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the third quarter of 2011 increased by $23.0 million, or 8%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 6% increase in site rental revenues. Site rental gross margins for the third quarter of 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $23.0 million incremental margin represents 86% of the related increase in site rental revenues.
Network services and other revenues for the third quarter of 2011 decreased by $1.7 million, or 4%, and the related gross margin increased by $0.8 million, or 5%, from the same period in the prior year. The increase in our network services and other gross margin is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin site development services as a percentage of total network services and other revenues.
General and administrative expenses for the third quarter of 2011 decreased by $0.2 million, or less than 1%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 10 to our condensed consolidated financial statements. General and administrative expenses were 8% of net revenues for both the third quarter of 2011 and 2010. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the third quarter of 2011 increased by $23.6 million, or 8%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and cost containment.
Depreciation, amortization and accretion for the third quarter of 2011 increased by $1.7 million, or 1%, from the same period in the prior year. This increase is consistent with the insignificant movement in our fixed assets and intangible assets between the third quarter of 2011 and the third quarter of 2010.
In order to extend the maturities of our debt portfolio, during the third quarter of 2010 we repaid all $1.3 billion of the outstanding face value of the 2006 tower revenue notes using cash from our issuance of the August 2010 tower revenue notes. As a result of purchasing and early retiring the 2006 tower revenue notes, we incurred a net loss of $71.9 million, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $4.2 million, or 3%, from the third quarter of 2010 to 2011 predominately resulted from a $3.6 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2006 tower revenue notes. During the third quarter of 2010, we recorded losses on interest rate swaps of $104.4 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further losses associated with these swaps should be recorded. For a further discussion of the debt refinancing and the interest rate swaps, see notes 6 and 7 to our consolidated financial statements in the 2010 Form 10-K.

The benefit (provision) for income taxes for the third quarter of 2011 was a provision of $2.3 million compared to a benefit of $8.1 million for the third quarter of 2010. During the third quarter of 2011 and 2010, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. In addition, the third quarter of 2010 included $9.7 million of federal tax benefits recorded predominately as a result of discrete events, including the acquisition of NewPath. For the third quarter of 2011 and 2010, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2011 was income of $50.3 million. Net income (loss) attributable to CCIC stockholders for the third quarter of 2010 was a loss of $134.6 million, inclusive of (1) net losses on interest rate swaps of $104.4 million and (2) net losses from purchases and early retirement of debt of $71.9 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges and (2) growth in our site rental business.
CCUSA—First Nine Months of 2011 and 2010
Net revenues for the first nine months of 2011 increased by $111.8 million, or 9%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $115.0 million, or 10%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first nine months of 2011 increased by $104.2 million, or 12%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins for the first nine months of 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $104.2 million incremental margin represents 91% of the related increase in site rental revenues.
Network services and other revenues for the first nine months of 2011 decreased by $3.1 million, or 3%, and the related gross margin increased by $4.6 million, or 11%, from the same period in the prior year. The increase in our network services and other gross margin is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin site development services as a percentage of total network services and other revenues.
General and administrative expenses for the first nine months of 2011 increased by $4.3 million, or 4%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 10 to our condensed consolidated financial statements. General and administrative expenses primarily increased related to our DAS networks driven by our acquisition of NewPath in 2010. General and administrative expenses were 8% of net revenues for the first nine months of both 2011 and 2010. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first nine months of 2011 increased by $103.3 million, or 13%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and cost containment.
Depreciation, amortization and accretion for the first nine months of 2011 increased by $8.9 million, or 2%, from the same period in the prior year. This increase is consistent with the insignificant movement in our fixed assets and intangible assets between the third quarter of 2011 and the third quarter of 2010.
During the first nine months of 2010, we repaid or purchased $3.4 billion of face value debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $138.4 million, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $16.7 million, or 5%, from the first nine months of 2010 to 2011 predominately resulted from a $17.6 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2006 tower revenue notes. During the first nine months of 2010, we recorded losses on interest rate swaps of $292.3 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further losses associated with these swaps should be recorded. For a further discussion of the debt refinancing and the interest rate swaps, see notes 6 and 7 to our consolidated financial statements in the 2010 Form 10-K.
The benefit (provision) for income taxes for the first nine months of 2011 was a provision of $6.1 million compared to a benefit of $24.0 million for the first nine months of 2010. During the first nine months of 2011 and 2010, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. In addition, the first nine months of 2010 included $16.5 million of federal tax benefits recorded predominately as a result of discrete events, including the acquisition of NewPath. For the first nine months of 2011 and 2010, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2011 was income of $120.1 million. Net income (loss) attributable to CCIC stockholders for the first nine months of 2010 was a loss of $350.9 million inclusive of (1) net losses on interest rate swaps of $292.3 million and (2) net losses from purchases and early retirement of debt of $138.4 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges and (2) growth in our site rental business.
CCAL—Third Quarter 2011 and 2010
The increases and decreases between the third quarter of 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the third quarter of 2011 was approximately 1.05, an increase of 17% from approximately 0.90 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the third quarter of 2011 increased by $6.8 million, or 27%, from the same period in the prior year. Site rental revenues for the third quarter of 2011 increased by $5.0 million, or 22%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $4.5 million and $3.9 million, respectively, and accounted for an increase of 18% and 17%, respectively, for the third quarter of 2011 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $1.8 million increase in network services and other revenues.
Site rental gross margins increased by $3.3 million, or 21%, for the third quarter of 2011, from $15.5 million, for the third quarter of 2010. Adjusted EBITDA for the third quarter of 2011 increased by $2.6 million, or 20%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2011 was net income of $1.0 million, compared to a net loss of $0.4 million for the third quarter of 2010. The change from net loss to net income was primarily driven by the previously mentioned increase in net revenues.
CCAL—First Nine Months of 2011 and 2010
The increases and decreases between the first nine months of 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the third quarter of 2011 was approximately 1.04, an increase of 16% from approximately 0.90 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first nine months of 2011 increased by $19.1 million, or 26%, from the same period in the prior year. Site rental revenues for the first nine months of 2011 increased by $13.7 million, or 20%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $12.9 million and $11.1 million, respectively, and accounted for an increase of 17% and 17%, respectively, for the first nine months of 2011 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $5.4 million increase in network services and other revenues.
Site rental gross margins increased by $8.6 million, or 18%, for the first nine months of 2011, from $46.5 million for the first nine months of 2010. Adjusted EBITDA for the first nine months of 2011 increased by $7.8 million, or 20%, from the same period in the prior year. The increases in site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2011 was net income of $2.1 million, compared to a net loss of $1.0 million for the first nine months of 2010. The change from net loss to net income was primarily driven by the previously mentioned increase in net revenues.

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
Liquidity Position.    The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 3 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2011
(In thousands of dollars)
Cash and cash equivalents(a)	$75,524
Undrawn revolver availability(b)	145,000
Debt and other long-term obligations	6,936,686
Redeemable preferred stock	304,810
Total equity	2,313,652
________________

(a)	Exclusive of $228.6 million of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months, we expect that our cash on hand, cash flows from operating activities (net of cash interest payments) and undrawn revolver availability should be sufficient to cover our expected (1) debt service obligations of $33.6 million (principal repayments), (2) capital expenditures of roughly $300 million (sustaining and discretionary) and (3) redemption of our 6.25% convertible preferred stock in August 2012, if not converted prior to redemption. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.
Over the next 12 months, we have no debt maturities other than nominal principal payments on amortizing debt. We may utilize cash flow from operations to repay some or all of the $305.0 million outstanding under our revolver prior to its maturity in September 2013. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature ($620.8 million outstanding as of September 30, 2011). Our 6.25% convertible preferred stock requires redemption in August 2012 of approximately $306 million plus any unpaid dividends on that preferred stock. Prior to August 2012, the holders of the 6.25% convertible preferred stock may convert the preferred stock into an aggregate 8.3 million common shares at a conversion price of $36.875 per share of common stock. If our common stock price were to remain at or above current levels, we anticipate that the vast majority of the 6.25% convertible preferred stock will be converted into common shares prior to August 2012, since it would be in the holder's economic interest to so convert. If the 6.25% convertible preferred stock is still outstanding at August 2012, we may choose to fund the August 2012 redemption by any combination of the following: using cash on hand, borrowing under our revolver, accessing the capital markets and using cash generated from operations. In addition, we may utilize our right to convert the preferred stock if our common stock trades at or above a specific threshold ($44.25 per share for 20 out of 30 consecutive trading days). We may also make purchases of the preferred stock using cash prior to August 2012. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of September 30, 2011.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2011	2010	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$455,274	$407,655	$47,619
Investing activities	(297,487)	(298,458)	971
Financing activities	(195,516)	(571,233)	375,717
Effect of exchange rate changes on cash	722	(131)	853
Net increase (decrease) in cash and cash equivalents	$(37,007)	$(462,167)	$425,160
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2011 of $47.6 million, or 12%, from 2010, was primarily due to growth in our core site rental business. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures.

	Nine Months Ended September 30,
	2011	2010	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$163,837	$77,088	$86,749
Tower improvements and other	55,105	47,517	7,588
Construction of towers	32,061	9,094	22,967
Sustaining	14,112	14,575	(463)
Total	$265,115	$148,274	$116,841
Other than sustaining capital expenditures, which we expect to be approximately $22 million to $27 million for the year ended December 31, 2012, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $300 million of our cash flow on capital expenditures (sustaining and discretionary) over the next 12 months, with less than one-third of our total capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
During the third quarter of 2011, land purchases were $111.0 million and included $87.7 million for perpetual easements and other interests purchased in a single transaction. Total consideration for this single transaction was $89.3 million. Tower improvement capital expenditures typically vary based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation and (2) the existing capacity of the tower prior to installation. Tower construction capital expenditures increased from the first nine months of 2010 to the same period in 2011 as a result of additional DAS network builds.
Financing Activities
We seek to allocate cash produced by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt or preferred stock. During the first nine months of 2011, our financing activities predominately related to net borrowings under our revolver and discretionary purchases of our common stock.
Revolving Credit Agreement. The proceeds of our revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock and preferred stock. Typically, we use our revolver to fund discretionary investments and not for operating activities such as working capital, which are typically funded by cash flows from operations. In June 2011, CCOC amended the revolver to increase the aggregate revolving commitment availability by $50.0 million to $450.0 million. The following table summarizes our borrowing activity under our revolver during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands of dollars)
Maximum month-end balance during the period	$305,000	$305,000
Average daily balance	239,087	174,187
Outstanding at the end of the period	305,000	305,000
Weighted average interest rate based on average daily balance during the period	2.4%	2.4%
Weighted average interest rate on balance outstanding at the end of the period	2.4%	2.4%
Common Stock and Preferred Stock Activity.    As of September 30, 2011 and December 31, 2010, we had 284.5 million and 290.8 million common shares outstanding, respectively. During the first nine months of 2011, we purchased 7.3 million shares of common stock at an average price of $41.11 per share utilizing $301.4 million in cash. During the first nine months of 2011, we paid $15.0 million to purchase a portion of our 6.25% convertible preferred stock reducing our potential common shares by 0.3 million.
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

	Debt	Current Covenant Requirement	As of September 30, 2011(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.2	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	3.2	1.9
________________

(a)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Total Debt (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four; at inception, the covenant requirement was less than 9.25 and decreased thereafter in accordance with the credit agreement. Consolidated Adjusted EBITDA is calculated in the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 9 to our condensed consolidated financial statements.

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

	Debt	Current Covenant Requirement(a)	As of September 30, 2011	At Inception
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	3.5	3.1
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.9	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	3.0	2.5
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2010 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2010 Form 10-K. The critical accounting policies and estimates for the first nine months of 2011 have not changed from the critical accounting policies for the year ended December 31, 2010, other than changes related to the goodwill impairment test. See "Item 2. MD&A—Accounting and Reporting Matters—Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2011" for additional information regarding the changes related to goodwill impairment testing.
In the future, AT&T's potential acquisition of T-Mobile may trigger a review of our long-lived assets for impairment. See also "Item 2. MD&A—General Overview—Overview" for a discussion of AT&T's potential acquisition of T-Mobile.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2011
No accounting pronouncements adopted during the nine months ended September 30, 2011 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2011 are expected to have a material impact on our consolidated financial statements.
In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on goodwill impairment testing. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is then necessary to perform the two-step goodwill impairment test described in the 2010 Form 10-K. Otherwise, the two-step goodwill impairment test is not required. We have adopted this amended guidance effective September 30, 2011 prior to performing our annual goodwill impairment test and, as such, anticipate performing the qualitative assessment in connection with the annual goodwill impairment test during the fourth quarter of 2011.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt;

•	our $925.8 million of floating rate debt representing approximately 13% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps; and

•	potential future borrowings of incremental debt.
The following tables provide information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2011. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes (see footnote (c)). See note 3 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2011	2012	2013	2014	2015	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$5,844	$25,733	$25,017	$24,810	$891,672	$5,114,650	(c)	$6,087,726	(c)	$6,509,416
Average interest rate(b)(c)	5.7%	5.4%	5.6%	5.7%	8.9%	9.3%	(c)	9.2%	(c)

Variable rate	$1,625	$6,500	$311,500	$606,125	$—	$—		$925,750		$904,024
Average interest rate(d)	1.7%	1.7%	2.4%	1.7%	—	—		2.0%
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

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 4% of our operating income for the nine months ended September 30, 2011. Over the past year and five years, the Australian dollar has strengthened by 1% and 31%, respectively, against the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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
For the nine months ended September 30, 2011, approximately 74% of our consolidated net revenues was derived from AT&T, Verizon Wireless, Sprint and T-Mobile, which represented 23%, 20%, 20% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, tower assets, site rental contracts and customer relationships intangible assets, and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us.
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
Recent examples of consolidation include Verizon Wireless acquiring Alltel in 2009. In addition, Sprint merged with Nextel in August 2005, resulting in their use of two separate wireless technologies. During 2010, Sprint announced Network Vision, a multi-year network enhancement to improve network speed, quality, efficiency and consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN. Sprint expects the Network Vision deployment to reach 250 million people by the end of 2013. These plans may result in Sprint not renewing certain contracts with us.
In March 2011, AT&T entered into a definitive agreement to acquire T-Mobile, subject to regulatory approval and other closing conditions. If consummated, this potential acquisition could decrease revenues and reduce or delay demand for our towers and network services, as a result of the anticipated integration of these networks and related duplicate or overlapping parts of the networks. See "Item 2. MD&A—General Overview" and "Item 2—MD&A—Accounting and Reporting Matters."

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2011	710	$41.95	—	—
August 1 - August 31, 2011	1,976	39.86	—	—
September 1 - September 30, 2011	6	42.06	—	—
Total	2,692	$40.42	—	—
We paid $108.8 million in cash to effect these purchases. Virtually all of these purchases were made in the open market. In addition to the common stock purchases shown in the table above, in the third quarter of 2011 we paid $15.0 million to purchase a portion of our 6.25% Convertible Preferred Stock reducing our potential common shares by 0.3 million.

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

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 3, 2011	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 3, 2011	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)