Form 10-K
period 2011-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2012-02-13
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11.4 billion as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $40.79 per share.
Applicable Only to Corporate Registrants
As of February 6, 2012 there were 284,470,327 shares of Common Stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2012 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2011.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts and demand for our towers and distributed antenna systems, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in future revenues, margins, Adjusted EBITDA and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants, and (5) the acquisition ("WCP acquisition")of certain subsidiaries of Wireless Capital Partners, LLC ("WCP") and the anticipated closing of the NextG Networks, Inc. ("NextG") acquisition ("NextG acquisition").
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
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), (2) distributed antenna systems ("DAS")(each such system is a network of antennas for the benefit of wireless carriers and is connected by fiber to communication hubs designed to facilitate wireless communications), and (3) interests in land under third party towers in various forms ("third party land interests") (unless the context otherwise suggests or requires, references herein to "wireless infrastructure" include towers, DAS and third party land interests). Our core business is renting space or physical capacity (collectively, "space") on our towers, DAS and, to a lesser extent, third party land interests (collectively, "site rental business") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts"). Our wireless infrastructure can accommodate multiple customers ("co-location") for antennas and other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, which we expect to result in significant incremental cash flows due to our relatively fixed operating costs.
Information concerning our site rental business as of December 31, 2011 is as follows:

•	We owned, leased or managed approximately 23,800 towers, approximately 800 DAS antenna locations ("nodes"), primarily located outdoors, and approximately 150 third party land interests.

•	We have approximately 22,200 towers in the United States, including Puerto Rico ("U.S."), and approximately 1,600 towers in Australia.

•
Approximately 54% and 71% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in 92 of the top 100 BTAs in the U.S. In Australia, 58% of our towers are located in seven major metropolitan areas.

•
We owned in fee or had perpetual or long-term easements in the land and other property interests (collectively, "land") on which approximately 34% of our site rental gross margin is derived, and we leased, subleased or licensed (collectively, "leased") the land interests on which approximately 65% of our site rental gross margin is derived. In addition, we managed approximately 600 towers owned by third parties. The leases for the land interests under our towers had an average remaining life of approximately 31 years, weighted based on site rental gross margin.

Information concerning our customers and site rental contracts as of December 31, 2011 is as follows:

•
Our customers include many of the world's major wireless communications companies. In the U.S., our four largest customers (Verizon Wireless, AT&T, Sprint Nextel ("Sprint") and T-Mobile) accounted for an aggregate 80% and 74% of our 2011 CCUSA and consolidated revenues, respectively. In Australia, our customers include Telstra, Optus and a joint venture between Vodafone and Hutchison ("VHA").

•	Revenues derived from our site rental business represented 91% of our 2011 consolidated revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price.

•	Our customer contracts have a weighted-average remaining life of approximately nine years, exclusive of renewals at the customers' option, and represent $17 billion of expected future cash inflows.
To a lesser extent, we also provide certain network services relating to our wireless infrastructure, primarily consisting of antenna installations and subsequent augmentations, as well as additional site development services relating to existing and new antenna installations on our wireless infrastructure.

Strategy
Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core site rental business into growth of our results of operations on a per share basis. We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy are to:

•
Organically grow the revenues and cash flows from our wireless infrastructure. We seek to maximize the site rental revenues derived from our wireless infrastructure by co-locating additional tenants on our wireless infrastructure through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize new tenant additions or modifications of existing installations (collectively, "new tenant additions") through our focus on customer service and deployment speed. Due to the relatively fixed nature of the costs to operate our wireless infrastructure (which tend to increase at approximately the rate of inflation), we expect the increased revenues from rent received from new tenant additions and the related subsequent impact from contracted escalations to result in incremental site rental gross margin and growth in our operating cash flows. We believe there is considerable additional future demand for our existing wireless infrastructure assets based on their location and the anticipated growth in the wireless communications industry.

•
Allocate capital efficiently. We seek to allocate our available capital, including the net cash provided by our operating activities, in a manner that will enhance per share operating results. Our discretionary investments have historically included those shown below (in no particular order):

◦	purchase shares of our common stock ("common stock") from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under our towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; and

◦	purchase or redeem our debt.
Our long-term strategy is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless voice and data services by consumers. We believe that additional demand for wireless infrastructure will create future growth opportunities for us. We believe that such demand for our wireless infrastructure will continue, will result in organic growth of our revenues due to new tenant additions on our existing wireless infrastructure and will create other growth opportunities for us, such as demand for new wireless infrastructure.
During 2011, consumer demand for wireless data services continued to grow. As consumer demand for wireless devices such as smartphones, tablets and laptops, increased, the growth rate of voice services slowed. This growth in wireless data services is driven by increased mobile video, internet usage and machine-to-machine applications. The following is a discussion of certain recent events and actual and expected growth trends in the U.S. wireless communications industry:

•
We expect that consumers' growing demands for network speed and quality will likely result in wireless carriers continuing their focus on improving network quality and expanding capacity by adding additional antennas and other equipment for the transmission of their services to wireless infrastructure or to their existing wireless networks in an effort to improve customer retention and satisfaction.

•
Our customers have introduced, and we believe they plan to continue to deploy, next generation wireless technologies, including 3G and 4G, in response to consumer demand for high speed networks. We expect these next generation technologies and others, including LTE, HSPA+ and WiMAX, to translate into additional demand for wireless infrastructure, although the timing and rate of this growth is difficult to predict.

•	We have seen, and anticipate there could be other, new entrants into the wireless communications industry that should deploy regional or national wireless networks for voice and data services.

•
Spectrum licensed by the Federal Communications Commission ("FCC") in 2006 and 2008 has enabled continued network development, and we expect these and future auctions should enable continued network development in the U.S. Most recently, Verizon entered into a proposed $3.6 billion agreement in December 2011 to purchase, subject to regulatory approval, spectrum originally auctioned in 2006 to SpectrumCo, a joint venture of cable companies.

•	Consumers are increasing their use of wireless data services according to recent U.S. wireless industry reports.

◦
Wireless data services grew in 2011 as consumers increased their wireless use of e-mail, internet, social networking, music and video sharing. Wireless data service revenues for 2011 are expected to reach $67 billion, which represents a 22% increase over 2010.(a)

◦	The number of wireless subscriber connections in the U.S. now exceeds the total amount of the U.S. population. (b)

◦
Wireless devices are trending toward more bandwidth intensive devices such as smartphones, laptops, netbooks, tablets and other emerging and embedded devices. In particular smartphones are expected to represent over 60% of the devices sold in the U.S. for 2011.(b)

◦	The number of smartphone subscribers using the mobile internet has grown by 45% since 2010. (c)
 ________________________

(a)	Source: Chetan Sharma Consulting

(b)	Source: RBC Capital Markets

(c)	Source: Neilsen
2011 Highlights and Recent Developments
See "Item 7. MD&A" and our consolidated financial statements for a discussion of developments and activities occurring in 2011. In addition, see "Item 7. MD&A" and note 20 of our consolidated financial statements for a discussion of subsequent events occurring in 2012 through the date of this filing, including the definitive agreement to acquire NextG, the WCP acquisition, the refinancing of our credit facility in January 2012 ("January 2012 refinancing") and the exercise of our mandatory conversion right on our 6.25% redeemable convertible preferred stock ("preferred stock conversion").
The Company
Virtually all of our operations are located in the U.S. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate our wireless infrastructure portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements and "Item 7. MD&A."
CCUSA
Site Rental. The core business of CCUSA is the renting of space on our wireless infrastructure. We predominately rent space to wireless carriers under long-term contracts for their antennas which transmit a variety of signals related to wireless voice and data. As a result, we believe our wireless infrastructure is integral to our customers' network and their ability to serve their customers.
Most of our towers were acquired from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999, including (1) approximately 10,700 towers from Global Signal Inc. ("Global Signal") in 2007, of which approximately 6,600 were originally acquired from Sprint, (2) approximately 4,800 towers during 1999 to 2000 from companies now part of Verizon Wireless, (3) approximately 2,700 towers during 1999 to 2000 from companies now part of AT&T, as well as (4) other smaller acquisitions from companies now part of T-Mobile and other independent tower operators.
We generally receive monthly rental payments from tenants, payable under long-term contracts. We have existing master lease agreements with most wireless carriers, including Verizon Wireless, AT&T, Sprint and T-Mobile; such agreements provide certain terms (including economic terms) that govern contracts on our towers entered into by such carriers during the term of their master lease agreements. Over the last several years, we have negotiated up to 15-year terms for both initial and renewal periods for certain of our customers, which often included fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often may contain fixed escalation rates.
Our customer contracts have a high renewal rate because of (1) the integral nature of our wireless infrastructure within our customers' networks, (2) customers' cost associated with relocation of their antennas and other equipment to another wireless infrastructure, and (3) zoning and other barriers, including the cost of capital, associated with the construction of new wireless infrastructure. With limited exceptions, the customer contracts may not be terminated prior to the end of their current term. In general, each customer contract which is renewable will automatically renew at the end of its term unless the customer provides prior notice of its intent not to renew. See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to contract agreements without consideration of tenant renewal options.
The average monthly rental payment of a new tenant added to wireless infrastructure varies based on (1) the different regions in the U.S., (2) aggregate customer volume, and (3) the type of signal transmitted by the tenant, primarily as a result of the physical size of the antenna installation and related equipment. In addition, with respect to DAS, the amount of the rental payment can also be influenced by the cost of installation, including the related fiber. We also routinely receive rental payment increases in connection with contract amendments, pursuant to which our customers add additional antennas or other equipment to wireless infrastructure on which they already have equipment pursuant to pre-existing contract agreements.
Approximately two-thirds of our direct site operating expenses consist of ground lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash ground lease expenses from our purchases of land interests. As a result of the relatively fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance and other non-discretionary capital expenditures, and are typically less than 2% of site rental revenues or an annual average over the last three years of approximately $25 million. See note 15 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. To a lesser extent, we also offer wireless communication companies and their agents certain network services relating to our wireless infrastructure. For 2011, 69% of network services and other revenues related to antenna installations and subsequent augmentation (collectively, "installation services"), and the remainder related to the following additional site development services relating to existing and new antenna installations on our wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, fiber installations, other construction and other services related to network development. We do not always provide the installation services on our wireless infrastructure as the customer may obtain a third party to complete these services. (see also "—Competition" below). We have grown our network services business over the last several years as a result of our focus on customer service, increasing our market share for installation services on our wireless infrastructure, promoting site development services and expanding the scope of services. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Nearly all of our antenna installation services are billed on a cost-plus profit basis.
Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless voice and data services who operate national or regional networks. The following table summarizes the net revenues from our four largest customers expressed as a percentage of our consolidated revenues for 2011. See "Item 1A. Risk Factors."

Customer	% of 2011 CCUSA Net Revenues	% of 2011 Consolidated Net Revenues
AT&T	25%	23%
Sprint	22%	21%
Verizon Wireless	21%	19%
T-Mobile	12%	11%
Total	80%	74%
Sales and Marketing. Our sales organization markets our wireless infrastructure within the wireless communications industry with the objectives of renting space on existing wireless infrastructure and on new wireless infrastructure prior to construction as well as obtaining network services related to our wireless infrastructure. We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) technological tools, (2) process centric approach, and (3) customer relationships.
We use public and proprietary databases to develop targeted marketing programs focused on carrier network expansions, including DAS, and related network services. We attempt to match specific wireless infrastructure in our portfolio with potential new site demand by obtaining and analyzing information, including our customers' existing antenna locations, tenant contracts, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field. We have developed a web-based tool that stores key wireless infrastructure information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness and competitive structures. In addition, the web-based tool assists us in estimating potential demand for our wireless infrastructure with greater speed and accuracy. We believe these and other tools we have developed assist our customers in their site selection and deployment of their wireless networks and provide us with an opportunity to have proactive discussions with them regarding their wireless infrastructure deployment plans and the timing and location of their demand for our wireless infrastructure. A key aspect to our sales and marketing strategy is a continued emphasis on our process-centric approach to reduce cycle time related to new leasing and amendments, which helps provide our customers with faster deployment of their networks.
A team of national account directors maintains our relationships with our largest customers. These directors work to develop wireless infrastructure leasing and network service opportunities, as well as to ensure that customers' wireless infrastructure needs are efficiently translated into new leases on our wireless infrastructure. Sales personnel in our area offices develop and maintain local relationships with our customers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales and marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.
Competition. We compete with (1) other independent tower owners which also provide site rental and network services, (2) wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative facilities, including rooftops, water towers, broadcast towers, DAS, and utility poles. Some of the larger independent tower companies with which we compete in the U.S. include American Tower Corporation and SBA Communications Corporation. Wireless carriers that own and operate their own tower networks generally some of which are larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure.
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
CCAL
Our primary business in Australia is the renting of antenna space on towers to our customers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and private investors led by Todd Capital Limited. CCAL is the largest independent tower operator in Australia. As of December 31, 2011, CCAL had approximately 1,600 towers with 58% of such towers located in seven major metropolitan areas. The majority of CCAL's towers were acquired from Optus (in 2000) and Vodafone (in 2001). CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.
For 2011, CCAL comprised 6% of our consolidated net revenues. CCAL's principal customers are Telstra, Optus and VHA, which collectively accounted for approximately 94% of CCAL's 2011 revenues. During 2011, the Australian government entered into agreements with carriers to develop and roll out the National Broadband Network ("NBN"). NBN is a national high-speed open-access data network under development targeting nearly all Australian premises. We believe that the development of NBN may result in additional future demand for new tenant additions on CCAL's existing towers and construction of new towers.
In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide site maintenance and property management services; and other site owners, such as broadcasters and building owners. The other significant tower owners in Australia are Broadcast Australia, an independent operator of broadcast towers, and Telstra and Optus, wireless carriers. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of wireless infrastructure in Australia.
Employees
At January 31, 2012, we employed approximately 1,300 people worldwide, including approximately 1,200 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
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
United States
We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including FCC and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below.
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
Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers and DAS. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and DAS, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in 2009 establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. If a jurisdiction fails to act within these timeframes, the applicant may file a claim for relief in court. Notwithstanding this declaratory ruling, decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.
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
As licensees and wireless infrastructure owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to Occupational Safety and Health Administration (and similar occupational health and safety legislation in Australia) and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.
We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. Our FCC license relating to our 1670-1675 MHz U.S. nationwide spectrum license ("Spectrum") contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. In 2007, after receiving FCC approval, we entered into a long-term lease of the Spectrum with an initial term through 2013.

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
While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of "low impact facilities," newly constructed towers are expressly excluded from the definition of "low impact facilities." Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws that vary on a site by site basis, typically requiring us to obtain approval from local government agencies prior to tower construction, subject to certain exceptions. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general "maintenance power" under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier cooperation to use such power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the "maintenance power" under the Australian Telecommunications Act 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL's customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL's financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.
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
Our business depends on the demand for wireless communications and wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions and network services).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless voice and data services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing contracts on our wireless infrastructure, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and capacity of our wireless infrastructure and associated land interests;

•	location of our wireless infrastructure;

•	financial condition of our customers, including their availability and cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local and state restrictions on the proliferation of wireless infrastructure;

•	cost of constructing wireless infrastructure;

•
technological changes, including those affecting (1) the number or type of wireless infrastructure or other communications sites needed to provide wireless communications services to a given geographic area and (2) the obsolescence of certain existing wireless networks; and

•	our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless communications or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. Over the last several years, new entrants in the marketplace, such as those providing wireless data technologies, have accounted for a significant portion of our new tenant additions. Our expectations for future demand for our wireless infrastructure are based in part on new entrants into the wireless communications industry with unproven business models. The success of new entrants can be influenced by numerous factors, including the items described above, particularly the availability and cost of capital and the success of their business models. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth and the demand for our wireless infrastructure and network services.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that the weakness and uncertainty in the current economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues and reduce demand for our wireless infrastructure and network services.
For 2011, approximately 74% of our consolidated revenues were derived from AT&T, Sprint, Verizon Wireless and T-Mobile, which represented 23%, 21%, 19% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, network sharing, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets, and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our four largest customers, have business models which may not be successful, and may require additional capital. See also "Item 1. Business—The Company."
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, which may result in a reduction of wireless infrastructure and impact revenues from our wireless infrastructure. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues and cash flows.
Recent examples of consolidation include Verizon Wireless acquiring Alltel in 2009. Also, Sprint merged with Nextel in August 2005, resulting in their use of two separate wireless technologies. During 2010, Sprint announced Network Vision, a multi-year network enhancement to improve network speed, quality and efficiency and consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN. Sprint expects the Network Vision deployment to reach 250 million people by the end of 2013. Sprint's plan will likely result in Sprint not renewing certain contracts with us.
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

•	we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations; and

•	we may be limited in our ability to take advantage of strategic business opportunities, including wireless infrastructure development and mergers and acquisitions.
Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing the debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. We are currently in compliance with our debt service coverage and leverage ratios. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
CCIC and CCOC are holding companies that conduct all of their operations through their subsidiaries. Accordingly, CCIC's and CCOC's respective sources of cash to pay interest and principal on their outstanding indebtedness are distributions relating to their respective ownership interests in their subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by their subsidiaries are first applied by such subsidiaries to conduct their operations, including servicing their respective debt obligations, after which any excess cash flows generally may be paid to such holding company, in the absence of any special conditions such as a continuing event of default. However, their subsidiaries are legally distinct from the holding companies and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.
We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.
We have a substantial amount of indebtedness (approximately $8.0 billion as of December 31, 2011), after giving effect to the WCP acquisition and our January 2012 refinancing which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness on commercially reasonable terms, or terms, including with respect to interest rates, as favorable as our current debt, or at all.
Economic conditions and the credit markets continue to experience a period of volatility, uncertainty and weakness due to, among other things, the impact of uncertainty around European sovereign debt. Any renewed financial turmoil, worsening credit environment, European sovereign debt crisis, weakening of the general economy and further uncertainty could impact the availability and cost of debt financing, including with respect to any refinancing of the obligations described above and on our ability to draw the full amount of our $500.0 million delayed draw term loan and our $1.0 billion revolving credit facility.
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
Future sales or issuances of a substantial number of shares of our common stock or other equity related securities may adversely affect the market price of our common stock. As of February 6, 2012, we had 284.5 million shares of common stock outstanding, and we reserved 8.1 million shares of common stock for future issuance under our various stock compensation plans. We also expect to issue 8.3 million shares of our common stock in connection with preferred stock conversion in February 2012.
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
Our growth is dependent on entering into new customer contracts as well as renewing or renegotiating customer contracts when existing customer contracts terminate. We face competition for site rental customers from various sources, including:

•	other independent wireless infrastructure owners or operators, including towers, rooftops, water towers, DAS, broadcast towers and utility poles;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; and

•	new alternative deployment methods in the wireless communication industry.
Wireless carriers that own and operate their own wireless infrastructure portfolios are generally substantially larger and have greater financial resources than we have. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share.
New technologies may significantly reduce demand for our wireless infrastructure and negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our wireless infrastructure. In addition, other technologies, such as femtocells and satellite transmission systems (such as low earth orbiting) may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services and technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our wireless infrastructure as a result of such technologies may not be realized at the times or to the extent anticipated.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
Our property interests relating to the land interests on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. Approximately 11% of our site rental gross margins for the year ended December 31, 2011 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
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
If radio frequency emissions from wireless handsets or equipment on our wireless infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs and revenues.
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
We have a number of anti-takeover devices in place that will hinder takeover attempts and may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors;

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock; and;

•	advance notice requirements for director nominations and actions to be taken at annual meetings.
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
In addition, domestic and international competition laws may prevent or discourage us from acquiring wireless infrastructure in certain geographical areas or impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We may be adversely effected by exposure to changes in foreign currency exchange rates relating to our operations in Australia.
Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2011, approximately 6% of our consolidated net revenues were denominated in Australian dollars. Over the past five years, the Australian dollar has strengthened by 29% against the U.S. dollar. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.
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
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 17, 2011 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In the U.S., we own or lease area offices located in (1) Canonsburg, Pennsylvania, (2) Charlotte, North Carolina, (3) Alpharetta, Georgia, and (4) Phoenix, Arizona. The principal responsibilities of these area offices are to manage the renting of wireless infrastructure space on a local basis, maintain the wireless infrastructure already located in the area and service our customers in the area. In addition, general and administrative functions are also performed at the Canonsburg, Pennsylvania location. In addition, we lease additional, smaller offices in locations with high wireless infrastructure concentrations. In Australia, we lease an office in Sydney.
Wireless Infrastructure
Towers are vertical metal structures generally ranging in height from 50 to 500 feet. In addition, wireless communications equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land with an average size of approximately 20,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guyed wires to stabilize the structure. DAS are typically located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure such as utility poles and street lights.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including with respect to our land interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2011.
Approximately 15,700 towers (66% of our total) and their related cash flows effectively secure $4.6 billion of our debt. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers also service our tower revenue notes. See note 6 to our consolidated financial statements.
Approximately 6,500 of our towers are leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint. We have the option to purchase in 2037 all (but not less than all) of these Sprint Towers from Sprint for approximately $2.3 billion.
Substantially all of our wireless infrastructure can accommodate another tenant either as currently constructed or with appropriate modifications to the structure. Additionally, if so inclined as a result of a customer request for a new co-location or amendment of an existing installation, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions. As of December 31, 2011, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per tower is approximately 3 on our towers. The following is a summary of the number of existing tenants per tower as of December 31, 2011 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	8%
Five	7%
Four	12%
Three	19%
Two	25%
Less than two	29%
Total	100%

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

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is listed and traded on the NYSE under the symbol "CCI". The following table sets forth for the calendar periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
2011:
First Quarter	$46.27	$36.38
Second Quarter	44.49	39.74
Third Quarter	44.80	37.53
Fourth Quarter	44.92	38.70
2010:
First Quarter	$40.49	$34.12
Second Quarter	40.00	34.25
Third Quarter	44.46	36.01
Fourth Quarter	44.45	41.10
As of February 6, 2012, there were approximately 810 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. It is our current policy to utilize our net cash provided by operating activities to engage in discretionary investments such as those discussed in "Item 1. Business." Periodically, our board of directors assesses the advisability of declaring and paying cash dividends at some point in the future, based on the then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances.
In 2011 and 2010, dividends on our 6.25% redeemable convertible preferred stock were paid utilizing approximately $19.5 million and $19.9 million in cash, respectively. In January 2012, we exercised our right to convert all of the outstanding 6.25% redeemable convertible preferred stock. The conversion of such preferred stock into 8.3 million shares of common stock is expected to occur in February 2012. See note 20 to our consolidated financial statements.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Index and the Dow Jones Telecommunication Equipment Index for the period commencing December 31, 2006 and ending December 31, 2011. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2006	2007	2008	2009	2010	2011
Crown Castle International Corp.	$100.00	$128.79	$54.44	$120.88	$135.72	$138.72
NYSE Market Index	100.00	108.87	66.13	84.83	96.19	92.63
DJ Telecommunication Equipment Index	100.00	103.28	61.39	92.59	95.65	88.09
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2011, and as of December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$1,853,550	$1,700,761	$1,543,192	$1,402,559	$1,286,468
Network services and other	179,179	177,897	142,215	123,945	99,018
Net revenues	2,032,729	1,878,658	1,685,407	1,526,504	1,385,486
Operating expenses:
Costs of operations(a):
Site rental	481,398	467,136	456,560	456,123	443,342
Network services and other	106,987	114,241	92,808	82,452	65,742
Total costs of operations	588,385	581,377	549,368	538,575	509,084
General and administrative	173,493	165,356	153,072	149,586	142,846
Restructuring charges (credits)	—	—	—	—	3,191
Asset write-down charges(b)	22,285	13,687	19,237	16,888	65,515
Acquisition and integration costs	3,310	2,102	—	2,504	25,418
Depreciation, amortization and accretion	552,951	540,771	529,739	526,442	539,904
Operating income (loss)	692,305	575,365	433,991	292,509	99,528
Interest expense and amortization of deferred financing costs(c)	(507,587)	(490,269)	(445,882)	(354,114)	(350,259)
Impairment of available-for-sale securities(d)	(4,216)	—	—	(55,869)	(75,623)
Gains (losses) on retirement of long-term obligations(c)	—	(138,367)	(91,079)	42	—
Net gain (loss) on interest rate swaps(e)	—	(286,435)	(92,966)	(37,888)	—
Interest income	666	2,204	2,967	8,336	14,172
Other income (expense)	(1,361)	(603)	2,446	(6,235)	(4,821)
Income (loss) before income taxes	179,807	(338,105)	(190,523)	(153,219)	(317,003)
Benefit (provision) for income taxes(f)	(8,347)	26,846	76,400	104,361	94,039
Net income (loss)(g)	171,460	(311,259)	(114,123)	(48,858)	(222,964)
Less: Net income (loss) attributable to the noncontrolling interest	383	(319)	209	—	(151)
Net income (loss) attributable to CCIC stockholders	171,077	(310,940)	(114,332)	(48,858)	(222,813)
Dividends on preferred stock and losses on purchases of preferred stock	(22,940)	(20,806)	(20,806)	(20,806)	(20,805)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$148,137	$(331,746)	$(135,138)	$(69,664)	$(243,618)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses of purchases of preferred stock, per common share - basic and diluted	$0.52	$(1.16)	$(0.47)	$(0.25)	$(0.87)
Weighted-average common shares outstanding (in thousands):
Basic	283,821	286,764	286,622	282,007	279,937
Diluted	285,947	286,764	286,622	282,007	279,937

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$643,454	$603,430	$571,256	$513,001	$350,355
Net cash provided by (used for) investing activities	(399,865)	(390,949)	(172,145)	(476,613)	(791,448)
Net cash provided by (used for) financing activities	(275,712)	(866,624)	214,396	47,717	(77,782)
Ratio of earnings to fixed charges(h)	1.3	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$80,120	$112,531	$766,146	$155,219	$75,245
Property and equipment, net	4,861,227	4,893,651	4,895,983	5,060,126	5,051,055
Total assets	10,545,096	10,469,529	10,956,606	10,361,722	10,488,133
Total debt and other long-term obligations(c)	6,885,699	6,778,894	6,579,150	6,102,189	6,072,103
Total CCIC stockholders' equity	2,386,245	2,445,373	2,936,241	2,715,865	3,166,911
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
2007 is inclusive of $57.6 million related to the write-off of substantially all of the assets other than the Spectrum from our former mobile television business. For 2011, 2010, 2009 and 2008, the asset write-down charges relate predominately to the abandonment or disposal of wireless infrastructure and the write-off of site acquisition and permitting costs for wireless infrastructure that was not completed. See note 17 to our consolidated financial statements.

(c)
Over the last five years, we have used debt to refinance other debt and fund discretionary investments such as acquisitions and purchases of common stock. We maintain debt leverage at levels that we believe optimize our weighted-average cost of capital. The following is a discussion of our debt activity for each of the last five years. See also "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" and notes 6 and 20 to our consolidated financial statements for additional information regarding our debt, including the January 2012 refinancing.

•
During 2010 and 2009, we issued $3.5 billion and $2.9 billion face value of debt, respectively, and purchased and repaid $3.4 billion and $2.4 billion face value of debt, respectfully. These refinancings extended the maturities of our debt portfolio and increased our weighted-average cost of debt. We incurred losses on the purchase and repayment of this debt.

•
During 2007, $1.8 billion of mortgage loans remained outstanding as a result of the merger of Global Signal with and into a subsidiary of ours ("Global Signal Merger"). We borrowed an aggregate of $725.0 million of term and revolving loans and predominately used the proceeds to purchase common stock.

(d)	In 2011, 2008 and 2007, we recorded impairment charges related to an other-than-temporary decline in the value of our investment in FiberTower Corporation.

(e)
The 2010 and 2009 amounts are predominately losses on various interest rate swaps that no longer qualified for hedge accounting and included swaps that were no longer economic hedges. The 2008 amount predominately represents losses on our former interest rate swaps with a subsidiary of Lehman Brothers Holdings Inc. that no longer qualified for hedge accounting. As of December 31, 2011, we had no interest rate swaps outstanding.

(f)
As a result of a deferred tax liability recorded in connection with the Global Signal Merger, we recorded partial tax benefits for our losses in 2010 and full tax benefits for all of 2009, 2008 and 2007. 2008 includes tax benefits of $74.9 million resulting from the completion of the Internal Revenue Service ("IRS") examination of our federal tax return for 2004. See note 9 to our consolidated financial statements regarding our tax position as of and for the years ended December 31, 2011 and 2010 and our ability to recognize tax benefits in the future.

(g)	No cash dividends on our common stock were declared or paid in 2011, 2010, 2009, 2008 or 2007.

(h)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2010, 2009, 2008 and 2007 earnings were insufficient to cover fixed charges by $338.1 million, $190.5 million, $153.2 million and $318.4 million, respectively.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease or manage approximately 23,800 towers, approximately 800 nodes, primarily located outdoors and approximately 150 third party land interests. Revenues generated from our core site rental business represented 91% of our 2011 consolidated net revenues. CCUSA, our largest operating segment, accounted for 94% of our 2011 site rental revenues. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, certain key terms of our lease agreements and growth trends in the wireless communications industry.
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2011:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, and (5) wireless carrier focus on expanding coverage.

◦	Substantially all of our wireless infrastructure can accommodate another tenant, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
We expect our site rental revenues will grow approximately 5% from the full year 2011 to 2012. We expect our new tenant additions, inclusive of the estimated impact from Sprint as it deploys network enhancements (referred to as Network Vision), will result in an approximately 5% year-over-year growth in site rental revenues from 2011 to 2012, exclusive of the impact of the WCP acquisition and the anticipated closing of the NextG acquisition. Our 2012 site rental revenue growth expectations do not assume any net contribution to growth from the existing base of business (which have historically averaged approximately 4% per annum) as the increase attributable to lease escalations and straight-line impact of renewals is expected to be offset by the timing of expected cancellations of customer contracts due to prior wireless carrier consolidation.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately nine years, exclusive of renewals at the customer's option, representing approximately $17 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint and T-Mobile accounted for 74% of consolidated revenues.

•	Majority of land interests under our towers under long-term control

◦
Approximately 89% and 73% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 91% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $23.4 million, which represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years with the vast majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	80% of our debt has fixed rate coupons, after giving effect to the WCP acquisition and the January 2012 refinancing.

◦
Our debt service coverage and leverage ratios were comfortably within our respective covenant requirements. See "Item 7. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $643.5 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

•	Capital allocated to drive long-term stockholder value (per share) (see also "Item 7. MD&A—Liquidity and Capital Resources" )

◦
Historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing or redeeming our debt.

◦
Discretionary investments during 2011 included: (1) the purchase of 7.4 million shares of common stock for $303.4 million; and (2) $324.6 million in capital expenditures, including $196.4 million for land interests.

◦
In December 2011, we entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments. NextG has over 7,000 nodes on-air and approximately 1,500 nodes under construction. Our acquisition of NextG is expected to close in the second quarter of 2012.

◦
In January 2012, we acquired certain subsidiaries of WCP for a gross purchase price of approximately $500 million, exclusive of purchase price adjustments . Upon closing in January 2012, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets, of which 150 related to our wireless infrastructure.

◦
In January 2012, we refinanced and repaid our credit facility and term loans with the proceeds of a $3.1 billion senior secured credit facility, which funded the January 2012 WCP acquisition and is expected to be used to fund the NextG acquisition.

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

Comparison of Consolidated Results
The following is a comparison of our 2011, 2010 and 2009 consolidated results of operations:

	Years Ended December 31,			Percent Change(b)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands of dollars)
Net revenues:
Site rental	$1,853,550	$1,700,761	$1,543,192	9%	10%
Network services and other	179,179	177,897	142,215	1	25
Net revenues	2,032,729	1,878,658	1,685,407	8	11
Operating expenses:
Costs of operations(a):
Site rental	481,398	467,136	456,560	3	2
Network services and other	106,987	114,241	92,808	(6)	23
Total costs of operations	588,385	581,377	549,368	1	6
General and administrative	173,493	165,356	153,072	5	8
Asset write-down charges	22,285	13,687	19,237	*	*
Acquisition and integration costs	3,310	2,102	—	*	*
Depreciation, amortization and accretion	552,951	540,771	529,739	2	2
Total operating expenses	1,340,424	1,303,293	1,251,416	3	4
Operating income (loss)	692,305	575,365	433,991	20	33
Interest expense and amortization of deferred financing costs	(507,587)	(490,269)	(445,882)	*	*
Gains (losses) on retirement of long-term obligations	—	(138,367)	(91,079)	*	*
Net gain (loss) on interest rate swaps	—	(286,435)	(92,966)	*	*
Interest income	666	2,204	2,967	*	*
Other income (expense)	(5,577)	(603)	2,446	*	*
Income (loss) before income taxes	179,807	(338,105)	(190,523)	*	*
Benefit (provision) for income taxes	(8,347)	26,846	76,400	*	*
Net income (loss)	171,460	(311,259)	(114,123)	*	*
Less: Net income (loss) attributable to the noncontrolling interest	383	(319)	209	*	*
Net income (loss) attributable to CCIC stockholders	$171,077	$(310,940)	$(114,332)	*	*
____________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange fluctuations. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments—CCAL."
2011 and 2010. Our consolidated results of operations for 2011 and 2010, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 98% and 100% of consolidated net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from wireless infrastructure we owned as of January 1, 2010. Our operating segment results for 2011 and 2010, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").

2010 and 2009. Our consolidated results of operations for 2010 and 2009, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 101% of consolidated net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from wireless infrastructure we owned as of January 1, 2009. Our operating segment results for 2010 and 2009, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").
Comparison of Operating Segments
Our reportable operating segments for 2011 are (1) CCUSA, primarily consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
See note 16 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles ("GAAP").
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 16 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—2011 and 2010. Net revenues for 2011 increased by $130.3 million, or 7%, from 2010. This increase in net revenues resulted from an increase in site rental revenues of $136.9 million, or 9%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations and cancellations of customer contracts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2011 increased by $127.8 million, or 11%, from 2010. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues. Site rental gross margins for 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure. The $127.8 million incremental margin represents 93% of the related increase in site rental revenues.
Network services and other revenues for 2011 decreased by $6.6 million, or 4%, from 2010, and the related gross margin increased by $5.0 million, or 8%, from 2010. The increase in our gross margin from our network services and other revenues is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2011 increased by $3.4 million, or 2%, from 2010. General and administrative expenses are inclusive of stock-based compensation charges, as discussed further in note 12 to our consolidated financial statements. General and administrative expenses increased primarily as a result of DAS operations, driven by our acquisition of NewPath in 2010. General and administrative expenses were 8% of net revenues for both 2011 and 2010. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for 2011 increased by $125.5 million, or 11%, from 2010. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions.
Depreciation, amortization and accretion for 2011 increased by $9.2 million, or 2%, from 2010. This increase is consistent with the insignificant movement in our fixed assets and intangible assets, which did not materially change between 2010 and 2011.

During 2010, we repaid or purchased $3.4 billion of face value of debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $138.4 million for 2010, inclusive of make whole payments. During 2010, we realized losses on interest rate swaps of $286.4 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further cash outflows associated with these swaps will occur. The increase in interest expense and amortization of deferred financing costs of $18.4 million, or 4%, in 2011 resulted predominately from a $17.5 million increase in the amortization of interest rate swaps primarily related to the loss realized in 2010 on the swaps hedging the refinancing of the 2006 tower revenue notes. For a further discussion of the debt refinancings and the interest rate swaps see notes 6 and 7 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Benefit (provision) for income taxes for 2011 was a provision of $6.1 million compared to a benefit of $28.8 million for 2010. For 2010 and 2011, the effective tax rate differs from the statutory rate predominately due to our federal deferred valuation allowances. In addition, 2010 included $19.8 million of federal tax benefits recorded predominately as a result of discrete events, including acquisitions.
Net income (loss) attributable to CCIC stockholders for 2011 was income of $168.1 million. Net income (loss) attributable to CCIC stockholders for 2010 was a loss of $310.2 million inclusive of (1) net losses from interest rate swaps of $286.4 million and (2) net losses from repayments and purchases and early retirement of debt of $138.4 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges and (2) growth in our site rental and service businesses.
CCAL—2011 and 2010. The increases and decreases between 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2011 was approximately 1.03, an increase of 12% from approximately 0.92 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2011 increased by $23.8 million, or 23%, from 2010. Site rental revenues for 2011 increased by $15.9 million, or 17%, from 2010. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $13.9 million and $11.9 million, respectively, and accounted for an increase of 14% and 13%, respectively, for 2011 from 2010. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $7.9 million increase in network services and other revenues.
Site rental gross margins increased by $10.7 million, or 17%, for 2011 from $63.3 million and Adjusted EBITDA for 2011 increased by $9.4 million, or 18%, from $53.0 million. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for 2011 was a net income of $3.0 million, compared to net loss of $0.7 million for 2010. The change from net loss to net income was primarily related to the previously mentioned increase in net revenues.
CCUSA—2010 and 2009. Net revenues for 2010 increased by $175.1 million, or 11%, from 2009. This increase in net revenues resulted from an increase in site rental revenues of $141.6 million, or 10%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations and cancellations of customer contracts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. We amended a site rental contract with one of our four largest customers during 2010 to provide the customer with the ability to add equipment to its existing antennas on our wireless infrastructure without the need to pay additional rent on individual amendments at each tower, with limited exceptions, in exchange for an increase in rent on the customer's existing contracts. During 2010, we continued to derive a large portion of our site rental revenues from the four largest wireless carriers in the U.S., although a significant portion of our new tenant additions were from customers offering emerging wireless services, such as those offering wireless data only technologies, including Clearwire, a provider of wireless mobile internet services. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2010 increased by $137.3 million, or 13%, from 2009. The increase in site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins for 2010 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure. The $137.3 million incremental margin represents 97% of the related increase in site rental revenues.
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
General and administrative expenses for 2010 increased by $7.2 million, or 5%, from 2009 but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges, which increased by $6.8 million from 2009 to 2010, as discussed further in note 12 to our consolidated financial statements. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management, which we believe further aligns compensation with stockholder value. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
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
During 2009 and 2010, we refinanced the vast majority of our debt in order to extend and ladder the maturities of our debt portfolio. This refinancing activity included purchasing and early retiring certain of our debt, resulting in a net loss of $138.4 million for 2010, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $44.9 million, or 10%, in 2010 resulted predominately from (1) a $35.4 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes and the 2006 tower revenue notes and (2) the net impact of our various refinancings. During 2010, we realized losses on interest rate swaps of $286.4 million, which predominately resulted from an increase in the liability due to changes in the LIBOR yield curve for those swaps not subject to hedge accounting. As of December 31, 2010, all of our forward-starting interest rate swaps are settled. For a further discussion of the debt refinancings and the interest rate swaps see notes 6 and 7 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Benefit (provision) for income taxes for 2010 was a benefit of $28.8 million compared to a benefit of $77.7 million for 2009. As further discussed in note 9 to our consolidated financial statements, we were limited in our ability to recognize federal tax benefits on our losses during 2010, except for $19.8 million of federal tax benefits recorded predominately as a result of discrete events, including acquisitions. As of December 31, 2010, we are unable to recognize additional federal tax benefits in future periods unless discrete events allow us to record additional deferred tax liabilities. Tax benefits for 2010 predominately reflect our recognition of federal tax benefits on our losses and a reversal of $20.6 million of state tax valuation allowance.
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
Total net revenues for 2010 increased by $18.1 million, or 21%, from 2009. Site rental revenues for 2010 increased by $16.0 million, or 21%, from 2009. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $14.3 million and $12.9 million, respectively, and accounted for an increase of 17% in both net revenues and site rental revenues for 2010 from 2009. Site rental revenues were also impacted by various other factors inclusive of straight-line accounting, including, in no particular order: new tenant additions on our wireless infrastructure, renewals of customer contracts, escalations and cancellations of customer contracts.
Site rental gross margins increased by $9.7 million, or 18%, for 2010 from $53.6 million, and Adjusted EBITDA for 2010 increased by $7.0 million, or 15%, from 2010. The increase in the site rental gross margin and Adjusted EBITDA were predominately due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for 2010 was a net loss of $0.7 million, compared to a net income of $1.1 million for 2009. The change from net income to net loss was predominately due to the following, exclusive of the impact from exchange rate fluctuations: (1) an increase in interest expense and amortization of deferred financing costs, the majority of which was due to an increase in the variable interest rate of our intercompany debt, (2) an increase in general and administrative expenses due to an increase in stock-based compensation, and (3) lower depreciation expense for 2011, as a result of recording depreciation expense for towers that were acquired in 2008 with short useful lives for accounting purposes driven by the short term of the underlying ground lease.

Liquidity and Capital Resources
Overview
General. We believe our site rental business can be characterized as a stable cash flow stream, generated by revenues under long-term contracts (see "Item 7. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and will be available for discretionary investments. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments.
We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share operating results. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing or redeeming our debt.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for various periods of time.
We have never declared or paid cash dividends on our common stock. Currently we endeavor to utilize our net cash provided by operating activities to engage in discretionary investments. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. Periodically, our board of directors assesses the advisability of declaring and paying cash dividends at some point in the future, based on the then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors.
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We may generate taxable income in the future, and if so, we may utilize all or a portion of our $2.5 billion of federal net operating losses to offset such income. If we were to approach the exhaustion of our net operating loss carryforwards or if there were relevant tax law changes, we would evaluate our options with respect to appropriately managing our tax position . These options may include a conversion to a real estate investment trust ("REIT"), which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries would not qualify as a REIT and would continue to be subject to corporate income taxes.
Liquidity Position. The following is a summary of our capitalization and liquidity position after giving effect to the WCP acquisition, the January 2012 refinancing and the preferred stock conversion expected to occur in February 2012. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and notes 6 and 8 to our consolidated financial statements for additional information regarding our debt.

December 31, 2011
(In thousands of dollars)
Cash and cash equivalents(a)(c)	$563,951
Undrawn revolving credit facility availability(b)	1,000,000
Debt and other long-term obligations(c)	7,935,673
Stockholders' equity	2,688,557
____________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

(c)	Exclusive of the $500.0 million delayed draw term loan.

During January 2012, we refinanced our credit facility through (1) a $500.0 million undrawn delayed draw term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion undrawn revolving credit facility due in 2017.  This refinancing effectively extended the maturity of our credit facility and provided funding for the WCP acquisition and the anticipated acquisition of the NextG (for approximately $1.0 billion of cash, subject to adjustment), which is expected to close in the second quarter of 2012. See notes 6 and 20 to our consolidated financial statements.
Over the next 12 months:

•
we expect that our cash on hand, undrawn revolving credit facility availability, the proceeds of our $500.0 million delayed-draw credit facility and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $32.5 million (principal payments), (2) capital expenditures of roughly $350 million (sustaining and discretionary) and (3) NextG acquisition. As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
we have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2011.

Summary Cash Flows Information

	Years Ended December 31,
	2011	2010	2009
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$643,454	$603,430	$571,256
Investing activities	(399,865)	(390,949)	(172,145)
Financing activities	(275,712)	(866,624)	214,396
Effect of exchange rate changes on cash	(288)	528	(2,580)
Net increase (decrease) in cash and cash equivalents	$(32,411)	$(653,615)	$610,927
Operating Activities
The increase in net cash provided by operating activities for 2011 from 2010 and 2009 was due primarily to growth in our core site rental business, partially offset by changes in working capital. The year-over-year decrease in working capital from 2010 to 2011 of $86.3 million resulted primarily from changes in deferred site rental receivables and deferred revenues. Changes in working capital, and particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect net cash provided by operating activities for the year ended December 31, 2011 will be sufficient to cover the next 12 months of our expected debt service obligations and capital expenditures. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures. We categorize our capital expenditures as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our wireless infrastructure, which are generally related to replacements and upgrades that extend the life of the asset, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we also commonly refer to as "revenue-generating capital expenditures," include (1) purchases of land interests under towers, (2) wireless infrastructure improvements in order to support additional site rentals, and (3) the construction of wireless infrastructure.
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2011	2010	2009
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$196,380	$109,097	$25,495
Wireless infrastructure improvements and other	82,780	73,917	101,298
Construction of wireless infrastructure	45,391	20,718	18,683
Sustaining	23,391	24,326	28,059
Total	$347,942	$228,058	$173,535
Other than sustaining capital expenditures, which we expect to be approximately $22 million to $27 million for the year ended December 31, 2012, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $350 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2012, with less than one-fourth of our total capital expenditures targeted for our existing wireless infrastructure assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•
We increased our purchases of land interests from 2010 to 2011 as a result of our focus on maintaining long-term control of our assets. We expect to retain long-term control of our towers by continuing to supplement land interest purchases with extensions of the terms of ground leases for land under our towers. Purchases of land interests for 2011 included $87.7 million for perpetual easements and other interests purchased in a single transaction. Total consideration for this single transaction was $89.3 million.

•
Wireless infrastructure improvement capital expenditures typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation and (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions.  See note 20 for a discussion of the definitive agreement to acquire NextG and the WCP acquisition. See note 3 for a discussion of the acquisition of NewPath in 2010.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share operating results, which may include various financing activities, such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt. During 2010 and 2009, we extended the maturities of our debt by issuing an aggregate $6.3 billion face value of debt and purchased and repaid $5.8 billion face value of debt. Since the beginning of 2009, we have purchased an aggregate of 11.6 million shares of common stock for $465.9 million, which we believe is consistent with our objective to drive per share operating results. In the beginning of 2012, our financing activities predominately related to refinancing our credit facility, which effectively extended the maturity of our credit facility as well as provided funding for the WCP acquisition and the expected closing of the NextG acquisition. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 20 to our consolidated financial statements for additional information regarding the January 2012 refinancing.
Incurrence of Debt. See note 6 to our consolidated financial statements for a discussion of our issuances of debt during 2009 and 2010, which extended the maturities of our debt portfolio. As of December 31, 2011, 71% of our CCUSA towers and the cash flows from these towers effectively secure $4.6 billion of our debt. In addition, distributions paid from our entities that hold approximately 4,900 towers will also service this secured debt. In addition, nearly all of the third party land interests and other assets acquired in the WCP acquisition and the cash flows derived therefrom are effectively pledged as security on the debt assumed in connection with the WCP acquisition. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" and note 20 to our consolidated financial statements for a further discussion on the refinancing of our credit facility in January 2012.
Debt Purchases and Repayments. See note 6 to our consolidated financial statements for a summary of our purchases and repayments of debt during 2009 and 2010, including the gains (losses) on retirement of long-term obligations. See note 20 to our consolidated financial statements for a discussion of the refinancing of our credit facility in January 2012.
Interest Rate Swaps. During 2010, we settled all of our forward-starting interest rate swaps. See note 7 to our consolidated financial statements for a further discussion of interest rate swaps.

Common Stock and Preferred Stock Activity. As of December 31, 2011, 2010 and 2009, we had 284.4 million, 290.8 million and 292.7 million common shares outstanding, respectively. During 2011, we purchased 7.4 million shares of common stock at an average price of $41.12 per share utilizing $303.4 million in cash. We may continue to purchase our common stock in the future as we seek to allocate capital to discretionary investments in a manner that we believe will enhance per share results. During 2011, we paid $15.0 million to purchase a portion of our 6.25% redeemable convertible preferred stock, thereby reducing the number of common shares issuable upon conversion of such preferred stock by 0.3 million. In January 2012, we exercised our right to convert all of the outstanding 6.25% redeemable convertible preferred stock into 8.3 million shares of common stock. See "Item 1. Business—Strategy" and note 20 to our consolidated financial statements.
Revolving Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use our revolving credit facility to fund discretionary investments and not for operating activities, such as working capital, which are typically funded by net cash provided by operating activities. As of February 6, 2012, there were no amounts outstanding under our revolving credit facility. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 20 to our consolidated financial statements for additional information regarding our January 2012 refinancing.
Restricted Cash. Pursuant to the indentures governing our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also notes 2 and 6 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2011 after giving effect to the WCP acquisition, the January 2012 refinancing and the preferred stock conversion. These contractual cash obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)).

	Years Ending December 31,
Contractual Obligations (a)	2012	2013	2014	2015	2016	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)(c)(d)	$49,864	$60,313	$60,806	$927,537	$59,712	$6,850,047	$8,008,279
Interest payments on debt and other long-term obligations(c)(d)(e)	461,796	465,976	463,091	446,096	419,272	8,262,405	10,518,636
Lease obligations(f)	301,264	305,278	307,267	308,801	311,242	3,907,901	5,441,753
Definitive acquisition agreements(g)	1,009,865	—	—	—	—	—	1,009,865
Other	6,555	1,489	1,981	1,147	871	—	12,043
Total contractual obligations	$1,829,344	$833,056	$833,145	$1,683,581	$791,097	$19,020,353	$24,990,576
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2011, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.4 billion. As of December 31, 2011, the net present value of these asset retirement obligations was approximately $68.5 million.

•
We are contractually obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various wireless infrastructure land interest leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA's lenders in amounts aggregating $10.8 million and expire on various dates through December 2012.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure. See note 14 to our consolidated financial statements.

(b)	Inclusive of $47.8 million related in installment purchases of land interests.

(c)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The anticipated repayment dates for the tower revenue notes are in 2015, 2017 and 2020. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2011 Excess Cash Flow of the issuers of the tower revenue notes was approximately $456 million. The anticipated repayment date is 2015 for each class of the debt assumed in connection with the WCP acquisition ("WCP securitized notes").

(d)
If the WCP securitized notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in

2040. The full year 2011 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $17 million. In connection with the WCP acquisition, we acquired restricted cash of $29.5 million that if not spent on towers or third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP securitized notes.

(e)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(f)
Amounts relate primarily to lease obligations for the land interests on which our wireless infrastructure resides, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.

(g)	In December 2011, we entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments.
The following table summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2011. As of December 31, 2011, the leases for land interests under our towers had an average remaining life of approximately 31 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

Remaining Term, In Years(c)	Percent of Total Towers	Percent of Total Site Rental Gross Margins(a)(b)
Owned in fee or perpetual or long-term easements	27%	34%
20+ years	40%	39%
10 years to less than 20 years	20%	16%
5 years to less than 10 years	9%	8%
1 year to less than 5 years	3%	2%
0 to less than 1 year	1%	1%
Total	100%	100%
____________________

(a)	For the year ended December 31, 2011.

(b)	Without consideration of the term of the customer contract agreement.

(c)	Inclusive of renewal terms at our option.
Debt Covenants
Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, which may include the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. We are permitted to issue additional indebtedness at CCIC and at our operating subsidiaries subject to compliance with the covenants governing our debt (including the below mentioned restrictive covenants) and meeting certain other requirements, which may include obtaining rating agency confirmations. See note 6 to our consolidated financial statements for further discussion of our debt covenants.
Factors that are likely to determine our subsidiaries' ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness and debt services requirements of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary's financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these debt instruments as long as the covenant violation continues. If we fail to comply with the debt restrictions, we will be in default under those instruments, which could cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to pursue the collateral securing the debt, in which case we could lose the wireless infrastructure and the future revenues associated with such wireless infrastructure. We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants over the near and long-term. See "Item 1A. Risk Factors."
The following are the ratios applicable to the financial maintenance, restrictive and cash trap reserve covenants under our debt agreements, after giving effect to the WCP acquisition and the January 2012 refinancing.

	Type		Debt	Current Covenant Requirement	As of December 31, 2011	Latest Issuance Date
CCIC:
Leverage ratio	Restrictive	(f)	9% Senior Notes	≤7.00	5.9	6.7
Leverage ratio	Restrictive	(f)	7.125% Senior Notes	≤7.00	5.9	6.3
CCOC:
Net leverage ratio(a)	Maintenance	(g)	Credit Agreement	≤6.0	4.8	4.8
Interest coverage ratio(b)	Maintenance	(g)	Credit Agreement	≥2.5	3.9	3.9
Tower and third party land interest companies:
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2010 Tower Revenue Notes	>1.75	3.6	3.1
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2009 Securitized Notes	>1.30	3.0	2.4
Fixed charge coverage ratio(c)(d)	Cash Trap	(h)	7.75% Secured Notes	>1.35	3.1	2.5
Debt service coverage ratio(e)	Cash Trap	(h)	WCP Securitized Notes	≥1.30	2.0	N/A
____________________

(a)
The Total Net Leverage Ratio for CCOC is calculated as the ratio of Total Indebtedness (excluding debt held by CCIC) less Unrestricted Cash (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four. In March 2014, the covenant requirement decreases to a maximum Total Net Leverage Ratio of 5.50 to 1.00. Consolidated EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 16 to our consolidated financial statements.

(b)
The Consolidated Interest Coverage Ratio for CCOC is calculated as the ratio of Consolidated EBITDA for the most recently completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement). Consolidated Pro forma Debt Service is calculated as interest to be paid over the succeeding 12 months on the principal balance of debt (excluding debt held by CCIC, CCOC or any restricted subsidiary) then outstanding based on the then current interest rate for such debt.

(c)
The 2009 securitized notes and 2010 tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively, which could result in applying current and future cash in the reserve account to prepay the debt with applicable prepayment consideration. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the Cash Trap Reserve Sub-account (as defined in the indenture) exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in such account. See note (d) below for a discussion of the calculation of the Debt Service Coverage Ratio and Consolidated Fixed Charge Coverage Ratio.

(d)
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

(e)
In connection with the WCP acquisition, we assumed WCP's debt of approximately $320 million . The Debt Service Coverage Ratio on the WCP securitized debt is calculated as Net Cash Flow (as defined in the indenture) less: (1) the Series 2010-1 Class A Targeted Amortization Amounts (as defined in the indenture) for the immediately succeeding 12 payment dates and (2) the Unpaid Series 2010-1 Class A Monthly Amortization Amount (as defined in the indenture) to the payments of interest that the issuers of such debt will be required to pay on the succeeding 12 payment dates on the principal balance of the WCP securitized notes. The WCP securitized debt also has an amortization threshold of 1.15, which could result in applying all Excess Cash Flow (as defined in the indenture) to prepay principal amounts with applicable prepayment consideration. In addition, if the Non-Performing Wireless Site Contract Ratio (as defined in the indenture) on the WCP securitized notes is greater than 10%, it could result in applying all Excess Cash Flow to prepay principal amounts with applicable prepayment consideration.

(f)
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

(g)	Failure to comply with the ratios applicable to the financial maintenance could result in default under our credit agreement.

(h)	Failure to comply with the cash trap reserve covenants would require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2011 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. Over 91% of our total revenue for 2011 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases) or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Any up-front billings to customers for their negotiated share of the cost of wireless infrastructure modifications required to accommodate the installation of customer equipment are initially deferred and recognized over the term of the applicable site rental contract. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. We record a deferred site rental receivable for the difference between the straight-lined amount and the rent billed. We record an allowance for uncollectible deferred site rental revenues for which increases or reversals of this allowance impact our site rental revenues. See note 2 to our consolidated financial statements.
We provide network services relating to our wireless infrastructure, which represent less than 9% of our total revenues for 2011. Network services and other revenue relate to installation services, as well as the following additional site development services relating to existing and new antenna installations on our wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, fiber installations, other construction and other services related to network development. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's subsequent site rental.
See "Item 1. Business—CCUSA" for a further discussion of our site rental and network services business.
Accounting for Long-Lived Assets — Valuation. As of December 31, 2011, our largest asset was our telecommunications towers (representing approximately $3.6 billion, or 73%, of our $4.9 billion in net book value of property and equipment), followed by intangible assets and goodwill (approximately $2.2 billion and $2.0 billion in net book value, respectively, resulting predominately from the Global Signal Merger in 2007 and other acquisitions of large tower portfolios). Nearly all (approximately $2.1 billion net book value at December 31, 2011) of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of the vast majority of our assets and liabilities is determined by using either:

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
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases and easements, to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the wireless infrastructure or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our wireless infrastructure which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the wireless infrastructure.
The useful life of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
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
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view wireless infrastructure as portfolios and wireless infrastructure in a given portfolio and its related customer contracts are not largely independent of the other wireless infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of wireless infrastructure, (2) the interdependencies of wireless infrastructure portfolios and (3) the manner in which wireless infrastructure is traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned wireless infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2011, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant customer or customer group (for individually insignificant customers), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our wireless infrastructure and (2) estimates regarding customer cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers, nodes and third party land interests within a grouping for which we currently have no tenants. Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. In fact, we have current visibility to potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower, node or third party land interest and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets.
Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. Nearly all of our goodwill is recorded at CCUSA. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. Our reporting units are the operating segments since segment management operates their respective wireless infrastructure portfolios as a single network.
We performed our annual goodwill impairment test as of October 1, 2011 utilizing the qualitative assessment. We determined that the "more likely than not" threshold was achieved and no further testing of goodwill was required. This assessment was based in part on the fair value of our net assets as measured by our market capitalization exceeding by over five times the aggregate carrying amount of the reporting units as of December 31, 2011.
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
Before giving effect to any valuation allowances, we are in an overall net deferred tax asset position in the U.S. and Australia. During 2011, in our judgment, the deferred tax assets did not meet the "more likely than not" realization threshold under GAAP principally due to our recent history of substantial losses, and as a result, we continued to record a valuation allowance fully offsetting our net deferred tax assets. Our U.S. federal and Australia valuation allowances comprise the majority of the total allowance and amounted to $130.2 million and $64.1 million, respectively, as of December 31, 2011. Although we reported pre-tax earnings in 2011, because of the fully reserved deferred position, the impact of taxes on our net income for 2011 is immaterial. See note 9 to our consolidated financial statements.
We intend to review our conclusion about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in future periods. Should we continue to generate earnings at the level generated in 2011, this positive evidence would likely change our conclusion as to the realizability of the deferred tax assets which would result in a reversal of some or all of the valuation allowance. Given the importance of future annual earnings to this assessment, management's consideration would likely extend to late 2012 unless events or changes in circumstances lead to a change in our conclusion before then. One potential transaction that could result in adjustment of our valuation allowance is the consummation of our recently announced agreement to acquire NextG (see note 20 to the our consolidated financial statements). If the NextG acquisition is consummated, because of the expected significant deferred tax liabilities that would be recorded in purchase accounting related to the target company, we would likely be required to reverse a substantial portion of our existing U.S. federal valuation allowance to earnings as the acquired deferred tax liabilities would serve to offset our deferred tax assets eliminating the need for some or all of the related valuation allowance.
Any future reversal of the valuation allowance would have a favorable impact on our net income but would have no effect on our cash flows. While a reversal, if any, of the valuation allowance would have a positive effect on the Company's net income in the period of reversal, our net income in periods after such reversal would be reduced as a result of an increase in the provision for income taxes to approximately the statutory rate.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2011
In October 2009, Financial Accounting Standards Board ("FASB") issued guidance that addressed how to recognize revenue for transactions with multiple deliverables. This guidance revises the criteria for separating, measuring and allocating arrangement consideration to each consideration deliverable, which must be estimated if there is not a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The provisions of this guidance were effective for us as of January 1, 2011 and were applied prospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements and did not result in a change to the pattern and timing of our revenue recognition.
In September 2011, the FASB issued an amendment to the guidance on goodwill impairment testing. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is then necessary to perform the two-step goodwill impairment test, which is discussed further in note 2 to our consolidated financial statements. Otherwise, the two-step goodwill impairment test is not required. We have adopted this amended guidance effective during 2011. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates—Accounting for Long-Lived Assets—Impairment Evaluation—Goodwill."
Non-GAAP Financial Measures
Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in "Item 7. MD&A—Results of Operations—Comparison of Operating Segments." Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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

•
although specific definitions may vary, it is widely used in the tower sector and other similar providers of wireless infrastructure to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•
we believe it helps investors meaningfully evaluate and compare the results of our operations from (1) period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. We do not currently hedge against foreign currency exchange risks.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the WCP acquisition and the January 2012 refinancing:

•	the potential refinancing of our existing debt ($8.0 billion and $6.9 billion of debt outstanding at December 31, 2011 and 2010, respectively);

•	our $1.6 billion of floating rate debt representing approximately 20% of total debt compared to 11% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015, which reflects the impact of refinancings that extended our debt maturities. As of December 31, 2011, we have no interest rate swaps hedging any refinancings. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2011, after giving effect to the January 2012 refinancing and the WCP acquisition, we had $1.6 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a 12 month period would increase our interest expense by approximately $32 million.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our short-term liquidity strategy and note 20 to our consolidated financial statements regarding our January 2012 refinancing, including our undrawn revolving credit facility and delayed draw term loan.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2011 and are after giving effect to the January 2012 refinancing and the WCP acquisition. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnote (c)). See note 6 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2012	2013	2014	2015	2016	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Fixed rate debt (c)	$33,864	$44,313	$44,806	$911,537	$43,712	$5,330,047	(c)	$6,408,279	(c)	$6,820,344
Average interest rate (b)(c)	5.0%	4.9%	5.0%	8.8%	5.1%	9.2%	(c)	9.0%	(c)
Variable rate debt	$16,000	$16,000	$16,000	$16,000	$16,000	$1,520,000		$1,600,000		$1,600,000
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%		4.0%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates are not considered. The anticipated repayment dates are 2015, 2017 and 2020, as applicable for the 2010 tower revenue notes. As previously discussed, if the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2011 Excess Cash Flow of the issuers of the tower revenue notes was approximately $456 million. The anticipated repayment date is 2015 for each class of the WCP securitized notes. If the WCP securitized notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes, The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2011 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $17 million. We acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP securitized debt.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated revenues and 4% of our consolidated operating income for 2011. As of December 31, 2011, the Australian dollar exchange rate had strengthened compared to the U.S. dollar by approximately 12% from the average rate for 2010. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments."
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

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Crown Castle International Corp.:
We have audited the accompanying consolidated balance sheet of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and redeemable convertible preferred stock and equity for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the 2010 and 2009 information in financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 15, 2011

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$80,120	$112,531
Restricted cash	252,368	221,015
Receivables net of allowance of $5,891 and $5,683, respectively	77,258	59,912
Prepaid expenses	80,529	65,856
Deferred income tax assets	85,385	59,098
Deferred site rental receivables and other current assets, net	23,492	26,733
Total current assets	599,152	545,145
Deferred site rental receivables, net	621,103	421,304
Property and equipment, net	4,861,227	4,893,651
Goodwill	2,035,390	2,029,296
Site rental contracts and customer relationships, net	2,074,982	2,197,378
Other intangible assets, net	103,200	116,551
Long-term prepaid rent, deferred financing costs and other assets, net	250,042	266,204
Total assets	$10,545,096	$10,469,529
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,055	$39,649
Accrued interest	65,392	65,191
Deferred revenues	167,238	202,123
Other accrued liabilities	104,904	105,235
Current maturities of debt and other obligations	32,517	28,687
Total current liabilities	402,106	440,885
Debt and other long-term obligations	6,853,182	6,750,207
Deferred income tax liabilities	97,562	66,686
Deferred ground lease payable and other liabilities	500,350	450,176
Total liabilities	7,853,200	7,707,954
Commitments and contingencies (note 14)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2011—6,111,000 and December 31, 2010—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: December 31, 2011—$305,550 and December 31, 2010—$318,050	305,032	316,581
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2011—284,449,372 and December 31, 2010—290,826,284	2,844	2,908
Additional paid-in capital	5,312,342	5,581,525
Accumulated other comprehensive income (loss)	(116,996)	(178,978)
Accumulated deficit	(2,811,945)	(2,960,082)
Total CCIC stockholders' equity	2,386,245	2,445,373
Noncontrolling interest	619	(379)
Total equity	2,386,864	2,444,994
Total liabilities and equity	$10,545,096	$10,469,529

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenues:
Site rental	$1,853,550	$1,700,761	$1,543,192
Network services and other	179,179	177,897	142,215
	2,032,729	1,878,658	1,685,407
Operating expenses:
Costs of operations(a):
Site rental	481,398	467,136	456,560
Network services and other	106,987	114,241	92,808
General and administrative	173,493	165,356	153,072
Asset write-down charges	22,285	13,687	19,237
Acquisition and integration costs	3,310	2,102	—
Depreciation, amortization and accretion	552,951	540,771	529,739
Total operating expenses	1,340,424	1,303,293	1,251,416
Operating income (loss)	692,305	575,365	433,991
Interest expense and amortization of deferred financing costs	(507,587)	(490,269)	(445,882)
Gains (losses) on retirement of long-term obligations	—	(138,367)	(91,079)
Net gain (loss) on interest rate swaps	—	(286,435)	(92,966)
Interest income	666	2,204	2,967
Other income (expense)	(5,577)	(603)	2,446
Income (loss) before income taxes	179,807	(338,105)	(190,523)
Benefit (provision) for income taxes	(8,347)	26,846	76,400
Net income (loss)	171,460	(311,259)	(114,123)
Less: Net income (loss) attributable to the noncontrolling interest	383	(319)	209
Net income (loss) attributable to CCIC stockholders	171,077	(310,940)	(114,332)
Dividends on preferred stock and losses on purchases of preferred stock	(22,940)	(20,806)	(20,806)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$148,137	$(331,746)	$(135,138)
Net income (loss)	$171,460	$(311,259)	$(114,123)
Other comprehensive income (loss):
Available-for-sale securities, net of taxes of $0, $0, and $0:
Unrealized gains (losses), net of taxes	(7,537)	738	6,799
Derivative instruments, net of taxes of $0, $(14,997) and $60,324:
Net change in fair value of cash flow hedging instruments, net of taxes	(973)	(140,194)	80,789
Amounts reclassified into results of operations, net of taxes	71,707	56,890	154,891
Foreign currency translation adjustments	(848)	27,908	41,399
Total other comprehensive income (loss)	62,349	(54,658)	283,878
Comprehensive income (loss)	233,809	(365,917)	169,755
Less: Comprehensive income (loss) attributable to the noncontrolling interest	750	(223)	(18)
Comprehensive income (loss) attributable to CCIC stockholders	$233,059	$(365,694)	$169,773
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses of purchases of preferred stock, per common share:
Basic	0.52	(1.16)	(0.47)
Diluted	0.52	(1.16)	(0.47)
Weighted-average common shares outstanding (in thousands):
Basic	283,821	286,764	286,622
Diluted	285,947	286,764	286,622
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$171,460	$(311,259)	$(114,123)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	552,951	540,771	529,739
Gains (losses) on retirement of long-term obligations	—	138,367	91,079
Amortization of deferred financing costs and other non-cash interest	102,943	85,454	61,357
Stock-based compensation expense	32,610	36,540	29,225
Asset write-down charges	22,285	13,687	19,237
Deferred income tax benefit (provision)	4,626	(26,196)	(74,410)
Income (expense) from forward-starting interest rate swaps	—	286,435	90,302
Other adjustments	4,122	857	821
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	201	(4,285)	52,705
Increase (decrease) in accounts payable	(7,497)	1,702	(1,703)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	19,606	39,012	9,317
Decrease (increase) in receivables	(17,407)	(11,653)	(4,830)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(242,446)	(186,002)	(117,460)
Net cash provided by (used for) operating activities	643,454	603,430	571,256
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(37,551)	(139,158)	(2,598)
Capital expenditures	(347,942)	(228,058)	(173,535)
Other investing activities, net	(14,372)	(23,733)	3,988
Net cash provided by (used for) investing activities	(399,865)	(390,949)	(172,145)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,450,000	2,726,348
Proceeds from issuance of capital stock	1,557	18,731	45,049
Principal payments on debt and other long-term obligations	(35,345)	(26,398)	(6,500)
Purchases and redemptions of long-term debt	—	(3,541,312)	(2,191,719)
Purchases of capital stock	(303,414)	(159,639)	(3,003)
Purchases of preferred stock	(15,002)	—	—
Borrowings under revolving credit facility	283,000	157,000	50,000
Payments under revolving credit facility	(189,000)	—	(219,400)
Payments for financing costs	—	(59,259)	(67,760)
Payments for forward-starting interest rate swap settlements	—	(697,821)	(36,670)
Net (increase) decrease in restricted cash	1,979	11,953	(62,071)
Dividends on preferred stock	(19,487)	(19,879)	(19,878)
Net cash provided by (used for) financing activities	(275,712)	(866,624)	214,396
Effect of exchange rate changes on cash	(288)	528	(2,580)
Net increase (decrease) in cash and cash equivalents	(32,411)	(653,615)	610,927
Cash and cash equivalents at beginning of year	112,531	766,146	155,219
Cash and cash equivalents at end of year	$80,120	$112,531	$766,146
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2009	6,361,000	$314,726	288,464,431	$2,885	$5,614,507	$26,821	$(435,150)	$—	$(2,493,198)	$—	$2,715,865
Stock-based compensation related activity, net of forfeitures	—	—	4,381,128	43	74,231	—	—	—	—	—	74,274
Purchases and retirement of capital stock	—	—	(115,875)	(1)	(2,864)	—	—	—	—	(138)	(3,003)
Foreign currency translation adjustments	—	—	—	—	—	41,626	—	—	—	(227)	41,399
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	6,799	—	—	6,799
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	80,789	—	—	—	80,789
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	154,891	—	—	—	154,891
Dividends on preferred stock and amortization of issue costs	—	928	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	—	—	(114,332)	209	(114,123)
Balance, December 31, 2009	6,361,000	$315,654	292,729,684	$2,927	$5,685,874	$68,447	$(199,470)	$6,799	$(2,628,336)	$(156)	$2,936,085

			CCIC Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2009	6,361,000	$315,654	292,729,684	$2,927	$5,685,874	$68,447	$(199,470)	$6,799	$(2,628,336)	$(156)	$2,936,085
Stock-based compensation related activity, net of forfeitures	—	—	2,230,458	22	55,249	—	—	—	—	—	55,271
Purchases and retirement of capital stock	—	—	(4,133,858)	(41)	(159,598)	—	—	—	—	—	(159,639)
Foreign currency translation adjustments	—	—	—	—	—	27,812	—	—	—	96	27,908
Available-for-sale securities:										—
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	738	—	—	738
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	(140,194)	—	—	—	(140,194)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	56,890	—	—	—	56,890
Dividends on preferred stock and amortization of issue costs	—	927	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—		—	(310,940)	(319)	(311,259)
Balance, December 31, 2010	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$96,259	$(282,774)	$7,537	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	1,000,891	10	34,157	—	—	—	—	—	34,167
Purchases and retirement of capital stock	—	—	(7,377,803)	(74)	(303,340)	—	—	—	—	—	(303,414)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	—	—	(2,538)	—	(2,538)
Foreign currency translation adjustments	—	—	—	—	—	(1,215)	—	—	—	367	(848)
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	(7,537)	—	—	(7,537)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	(973)	—	—	—	(973)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	71,707	—	—	—	71,707
Dividends on preferred stock and amortization of issue costs	—	915	—	—	—	—	—	—	(20,402)	—	(20,402)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	—	—	171,077	383	171,460
Balance, December 31, 2011	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$95,044	$(212,040)	$—	$(2,811,945)	$619	$2,386,864
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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), (2) distributed antenna systems ("DAS")(each such system is a network of antennas for the benefit wireless carriers which is connected by fiber to communication hubs designed to facilitate wireless communications), and (3) interests in land under third party towers in various forms (collectively, "third party land interests") (unless the context otherwise suggests or requires references, herein to "wireless infrastructure" include towers, DAS and third party land interests). The Company's primary business is renting space or physical capacity (collectively, "space") on its towers, DAS and, to a lesser extent, third party land interests (collectively, "site rental business") to wireless communications companies via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). To a lesser extent, the Company also provides certain network services relating to its wireless infrastructure, primarily consisting of antenna installation and subsequent augmentation services (collectively, "installation services"), as well as the following additional site development services relating to existing and new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, fiber installation, other construction and other services related network development. The Company conducts its operations through wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and Australia (referred to as "CCAL").
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
Restricted Cash
Restricted cash represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit, as well as (3) any other cash whose use is limited by contractual provisions. The restriction of all rental cash receipts is a critical feature of the Company's debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate and personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, and (6) a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by indenture trustees based on consideration of the terms of the related indebtedness, although the cash flows have aspects of both financing activities and operating activities, (2) cash provided by investing activities for cash securing performance obligations, and (3) cash provided by operating activities for the other remaining restricted cash. Cash flows from operating activities on the consolidated statement of cash flows related to restricted cash was an inflow of $17.9 million, $18.9 million and $3.6 million for the years ending December 31, 2011, 2010 and 2009, respectively. Cash provided by investing activities on the consolidated statement of cash flows related to restricted cash was an inflow of $15.4 million, $-0- and $-0- for the years ending December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. An allowance for uncollectible amounts is recorded to offset the deferred site rental receivables that arise from site rental revenues recognized in excess of amounts currently due under the contract. The Company uses judgment in estimating these allowances and considers historical collections, current credit status and contractual provisions. Additions to the allowance for doubtful accounts are charged either to "site rental costs of operations" or to "network services and other costs of operations," as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. Additions or reversals to the allowance for uncollectible deferred site rental receivables are charged to site rental revenues, and deductions from the allowance are recorded as contracts terminate. The allowance for uncollectible deferred site rental receivables was $-0- and $5.1 million as of December 31, 2011 and 2010, respectively.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. Land owned in fee and perpetual easements for land are recorded as "property and equipment, net." When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of the deferred ground lease payable and unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Changes subsequent to initial measurement resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and related carrying amount of the capitalized asset. Asset retirement obligations are included in "deferred ground lease payable and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion expense" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting until is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its annual goodwill impairment test as of October 1, 2011 utilizing the qualitative assessment and determined that the "more likely than not" threshold was achieved and no further testing of goodwill was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired wireless infrastructure, (3) term easement rights for land interest under the acquired wireless infrastructure, and (4) trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts. Deferred credits related to above-market leases for land interests under the Company's wireless infrastructure recorded in conjunction with acquisitions are recorded at their estimated fair value and are included in "deferred ground lease payable and other liabilities" on the Company's consolidated balance sheet.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related wireless infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized over the term of the related borrowing using the effective yield method. Deferred financing costs are included in "long-term prepaid rent, deferred financing costs and other assets" on the Company's consolidated balance sheet.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect and estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables and other current assets, net" and "deferred site rental receivables, net" and amounts received in advance are recorded as "deferred revenues."
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
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's liability related to straight-line ground lease expense is included in "deferred ground lease payable and other liabilities" on the Company's consolidated balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss).
Stock-Based Compensation
Restricted Stock Awards. The Company records stock-based compensation expense only for those nonvested stock awards ("restricted stock awards") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation is as follows:
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

	Years Ended December 31,
	2011	2010	2009
Interest expense on debt obligations	$404,644	$404,815	$384,525
Amortization of deferred financing costs	15,086	15,397	26,953
Amortization of discounts on long-term debt	16,090	14,481	12,219
Amortization of interest rate swaps	71,707	54,169	18,818
Other, net of capitalized interest	60	1,407	3,367
Total	$507,587	$490,269	$445,882
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
The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities and other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company recognizes a tax position if it is more likely than not that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2011 and 2010, the Company has not recorded any penalties related to income taxes.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's preferred stock, as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation of earnings pursuant to the two-class. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to CCIC stockholders	$171,077	$(310,940)	$(114,332)
Dividends on preferred stock and losses on purchases of preferred stock	(22,940)	(20,806)	(20,806)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$148,137	$(331,746)	$(135,138)
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	283,821	286,764	286,622
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	2,126	—	—
Diluted weighted-average number of common shares outstanding	285,947	286,764	286,622
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.52	$(1.16)	$(0.47)
Diluted	$0.52	$(1.16)	$(0.47)
For the year ended December 31, 2011, 0.9 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that December 31, 2011 was the end of the contingency period. For the years ended December 31, 2010 and 2009, all of the CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. In addition, for the years ended 2011, 2010 and 2009, 8.3 million, 8.6 million, and 8.6 million shares, respectively, reserved for issuance upon conversion of the 6.25% Redeemable Convertible Preferred Stock are excluded from dilutive common shares in 2011, 2010, and 2009 as well because the impact of such conversion would be anti-dilutive. See notes 10, 12 and 20.
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
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company's and the contract counterparty's credit risk. There were no changes since December 31, 2010 in the Company's valuation techniques used to measure fair values.
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
Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders' equity, captioned "accumulated other comprehensive income (loss)," and recognized as increases or decreases to "interest expense and amortization of deferred financing costs" when the hedged item affects earnings. Any hedge ineffectiveness is included in "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). If a hedge ceases to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify is recorded to "net gain (loss) on interest rate swaps." However, any amounts previously recorded to "accumulated other comprehensive income (loss)" would remain there until the original forecasted transaction affects earnings. In a situation where it becomes probable that the hedged forecasted transaction will not occur, any gains or losses that have been recorded to "accumulated other comprehensive income (loss)" are immediately reclassified to earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). Forward-starting interest rate swaps with an other-than-insignificant financing element at inception are classified as cash provided by financing activities, while other interest rate swaps are classified as cash provided by operating activities.
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
Recent Accounting Pronouncements
In October 2009, Financial Accounting Standards Board ("FASB") issued guidance that addressed how to recognize revenue for transactions with multiple deliverables. This guidance revises the criteria for separating, measuring and allocating arrangement consideration to each consideration deliverable, which must be estimated if there is not a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The provisions of this guidance were effective for the Company as of January 1, 2011 and were applied prospectively.   The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and did not result in a change to the pattern and timing of its revenue recognition.
In September 2011, the FASB issued amended guidance on goodwill impairment testing. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is then necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted this amended guidance during 2011. The Company performed the qualitative assessment as of October 1, 2011 and determined that no additional testing of goodwill is required.

3. Acquisitions
NewPath Acquisition
In September 2010, the Company acquired NewPath Networks, Inc. ("NewPath") for cash consideration of $128 million through a merger with and into a subsidiary of the Company. NewPath's assets included 35 DAS in operation or under construction. The final purchase price was predominately allocated to (1) property and equipment, (2) intangible assets consisting of site rental contracts and customer relationships, (3) goodwill, (4) deferred tax liabilities, and (5) other working capital, all of which are based on estimated fair values at the date of acquisition. The Company paid a purchase price that resulted in goodwill due to (1) the expected growth in the DAS business and (2) opportunities to construct and lease future DAS.
See note 20.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

4. Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2011	2010
Land owned in fee and perpetual easements	—	$960,191	$753,988
Buildings	40 years	37,454	37,165
Wireless infrastructure	1-20 years	7,329,889	7,242,887
Furniture, transportation, and other equipment	2-10 years	181,583	164,077
Construction in process	—	176,246	147,009
Total gross property and equipment		8,685,363	8,345,126
Less: accumulated depreciation		(3,824,136)	(3,451,475)
Total property and equipment, net		$4,861,227	$4,893,651

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $387.8 million, $379.3 million and $379.6 million, respectively. See note 2.

5. Intangible Assets and Deferred Credits
For the years ended December 31, 2011 and 2010, the Company recorded $23.4 million and $39.1 million, respectively, of site rental contracts and customer relationships. The following is a summary of the Company's intangible assets.

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,823,832	$(748,850)	$2,074,982	$2,799,804	$(602,426)	$2,197,378
Other intangible assets	152,375	(49,175)	103,200	150,558	(34,007)	116,551
Total	$2,976,207	$(798,025)	$2,178,182	$2,950,362	$(636,433)	$2,313,929
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2011	2010	2009
Depreciation, amortization and accretion	$159,478	$156,150	$145,192
Site rental costs of operations	3,709	3,764	4,051
Total amortization expense	$163,187	$159,914	$149,243
The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the years ended December 31, 2012 to 2016 is as follows:

	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$159,509	$151,288	$145,761	$140,146	$140,139
See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $3.8 million, $4.4 million and $4.5 million, respectively, as a decrease to "site rental costs of operations." The following is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

summary of the Company's above-market leases.

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$67,132	$(17,816)	$49,316	$70,331	$(17,669)	$52,662
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2012 to 2016 is as follows:

	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$3,504	$3,434	$3,410	$3,386	$3,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

6. Debt and Other Obligations
The following is a summary of the Company's indebtedness.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31, 2011		Outstanding Balance as of December 31, 2010	Stated Interest Rate as of December 31, 2011(a)
Bank debt – variable rate:
Revolver	Jan. 2007	Sept. 2013	(b)	$251,000	(b)	$157,000	2.4%	(c)
2007 Term Loans	Jan./March 2007	March 2014	(b)	619,125		625,625	1.7%	(c)
Total bank debt				870,125		782,625
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	216,431		233,085	7.0%
Total securitized debt				3,666,431		3,683,085
High yield bonds – fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		817,799		804,971	9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		978,983		975,913	7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,904		497,712	7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,294,737		2,278,647
Other:
Capital leases and other obligations	Various	Various	(i)	54,406		34,537	Various	(i)
Total debt and other obligations				6,885,699		6,778,894
Less: current maturities and short-term debt and other current obligations				32,517		28,687
Non-current portion of long-term debt and other long-term obligations				$6,853,182		$6,750,207
____________________

(a)	Represents the weighted-average stated interest rate.

(b)
As of December 31, 2011, the undrawn availability under the senior secured revolving credit facility ("Revolver") is $199.0 million. See note 20 for information regarding the $3.1 billion senior credit facility issued in January 2012 ("January 2012 refinancing").

(c)
The Revolver bears interest at a rate per annum, at the election of Crown Castle Operating Company ("CCOC"), equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, plus a credit spread ranging from 1.0% to 1.4% or (ii) LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company’s consolidated leverage ratio. The 2007 term loans ("2007 Term Loans") bear interest at a rate per annum, at CCOC's election, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, or (ii) LIBOR plus 1.5%. See note 20.

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

(e)
The 2009 Securitized Notes consist of $146.4 million of principal as of December 31, 2011 that amortizes through 2019, and $70.0 million of principal as of December 31, 2011 that amortizes during the period beginning in 2019 and ending in 2029.

(f)	The effective yield is approximately 11.3%, inclusive of the discount.

(g)	The effective yield is approximately 8.2%, inclusive of the discount.

(h)	The effective yield is approximately 7.2%, inclusive of the discount.

(i)	The Company's capital leases and other obligations bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 20 years.

The Company's debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in the imposition of restrictions. As of and for the year ended December 31, 2011, CCIC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

and its subsidiaries had no financial covenant violations. Various of the Company's debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.
Bank Debt
In January 2007, CCOC entered into a credit agreement (as amended, supplemented or otherwise modified, "2007 Credit Agreement") with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a senior secured revolving credit facility. In December 2009, the Revolver was amended effective January 2010 to extend the maturity to September 2013 and increase the total revolving commitment to $400.0 million. In June 2011, the Revolver was amended to increase the aggregate revolving commitment availability by $50.0 million to a total revolving commitment availability of $450.0 million, subject to certain restrictions based on the maintenance of financial covenants in the 2007 Credit Agreement. In January 2007, CCOC entered into a term loan joinder pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan under the 2007 Credit Agreement. In March 2007, CCOC also entered into a second term loan joinder pursuant to which the lenders agreed to provide CCOC with an additional $50.0 million senior secured term loan under the 2007 Credit Agreement.
The Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's deposit accounts ($47.8 million as of December 31, 2011) and securities accounts. The Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.
The proceeds of the Revolver may be used for general corporate purposes, including the financing of capital expenditures, acquisitions and purchases of the Company's securities. The borrowings on the Revolver in December 2010 were used to settle a portion of the previously outstanding forward-starting interest rate swaps (see note 7). The proceeds from the term loans were used to purchase shares of the Company's common stock (see note 11). The Company pays a commitment fee of 0.4% per annum on the undrawn available amount under the Revolver.
See note 20 for a discussion of the January 2012 refinancing.
Securitized Debt
The 2010 Tower Revenue Notes and the 2009 Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned indirect subsidiaries of the Company. The 2010 Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The 2010 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date. The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased and 2006 Tower Revenue Notes not previously purchased, respectively. The net proceeds of the 2009 Securitized Notes were used to repay the portion of the Commercial Mortgage Pass-through Certificates, Series 2004-2 ("2004 Mortgage Loan") not previously purchased. Interest is paid monthly on the Securitized Debt.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' contracts with customers to lease space on their towers (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the 2010 Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the 2010 Tower Revenue Notes, the 2010 Tower Revenue Notes are not obligations of, nor are the 2010 Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2011, the Securitized Debt was collateralized with personal property and equipment with a net book value of an aggregate approximately $1.7 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves, expenses, and management fees are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage Ratio ("DSCR") (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certain level for two consecutive calendar quarters. If the DSCR falls below a certain level as of the end of any calendar quarter, then all cash on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

with applicable prepayment consideration.
The Company may repay the 2010 Tower Revenue Notes and the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the applicable issuance date, provided such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The 2010 Tower Revenue Notes contain the same financial covenants as the previously outstanding 2005 and 2006 Tower Revenue Notes.
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
The Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these restrictions are not applicable if there is no event of default and if the ratio of the Company's Consolidated Debt (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.
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
High Yield Bonds—Secured Notes
The 7.75% Secured Notes were issued and guaranteed by certain subsidiaries of the Company that are special purpose entities and that were obligors under the 2006 Mortgage Loan. These 7.75% Secured Notes are secured on a first priority basis by a pledge of the equity interests of such subsidiaries and by certain other assets of such subsidiaries. The 7.75% Secured Notes are obligations of the subsidiaries that were obligated under the 2006 Mortgage Loan, which was repaid in part through the proceeds from the 7.75% Secured Notes. The 7.75% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 7.75% Notes. The 7.75% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. As of December 31, 2011, the 7.75% Secured Notes were collateralized with personal property and equipment with a net book value of an aggregate approximately $1.2 billion. The Company used the net proceeds of the issuance of the 7.75% Secured Notes, along with other cash, to repay the 2006 Mortgage Loan.
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
See note 20.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at December 31, 2011, exclusive of the 6.25% Redeemable Convertible Preferred Stock. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. See note 20.

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total Cash Obligations	Unamortized Discounts	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$32,684	$283,434	$631,662	$892,276	$23,711	$5,094,539	$6,958,306	$(72,607)	$6,885,699
Debt Purchases and Repayments
The following is a summary of the partial purchases and repayments of debt during the years ended December 31, 2010 and December 31, 2009.

	Year Ending December 31, 2010
	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes	1,550,000	1,629,920	(87,755)
2009 Securitized Notes(b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes(b)	199,593	218,771	(28,076)
Total	$3,426,324	$3,541,312	$(138,367)	(c)
____________________

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of $23.4 million related to the write-off of deferred financing costs and discounts.

	Year Ending December 31, 2009
	Principal Amount	Cash Paid(a)	Gains (losses)
2004 Mortgage Loan(b)	$293,505	$293,716	$(2,128)
2006 Mortgage Loan(b)	1,550,000	1,634,184	(85,659)
2005 Tower Revenue Notes	261,384	263,819	(3,292)
Revolver	219,400	219,400	—
Total	$2,324,289	$2,411,119	$(91,079)	(c)
____________________

(a)	Exclusive of accrued interest.

(b)	Includes purchases and repayments.

(c)	Inclusive of $4.2 million related to the write-off of deferred financing costs and other non-cash adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

7. Interest Rate Swaps
The Company has entered into interest rate swaps only to manage and reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes.
During the years ended December 31, 2006 and 2007, the Company entered into an aggregate $5.3 billion notional value of forward-starting interest rate swaps hedging certain anticipated refinancings, all of which were settled during the years ended December 31, 2010 and 2009. The forward-starting interest rate swaps fixed LIBOR for five years relating to the anticipated refinancings at a weighted-average rate of 5.2%, while the actual five-year LIBOR swap rate upon issuance of the anticipated refinancings was a weighted-average of 2.4%. In certain circumstances, these forward-starting interest rate swaps were outstanding following the refinancing of the respective debt which they hedged. Refinancings that qualified as the respective hedged forecasted transaction resulted in $3.9 million of ineffectiveness for the year ended December 31, 2009, and the interest rate swaps were no longer economic hedges of the Company's exposure to LIBOR on the anticipated refinancing of its existing debt. As a result, changes in the fair value of such non-economic swaps were prospectively recorded in earnings until settlement in "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). For refinancings that did not qualify as the respective hedged forecasted transaction, the Company discontinued hedge accounting and reclassified the entire loss from accumulated other comprehensive income (loss) to earnings. During 2010, the Company paid $697.8 million to settle its previously outstanding forward-starting interest rate swaps. As of December 31, 2011, all of the interest rate swaps have been settled.
The following table shows the effect of interest rate swaps on the consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $65 million for the year ended December 31, 2012. See also note 8.

Interest Rate Swaps Designated as Hedging Instruments(a)	Years Ended December 31,					Classification
	2011	2010		2009
Gain (loss) recognized in other comprehensive income ("OCI") (effective portion)	$(973)	$(125,850)		$140,056		OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(71,707)	(54,169)		(19,158)		Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	—	—		(3,920)		Net gain (loss) on interest rate swaps
Interest Rate Swaps Not Designated as Hedging Instruments(a)	Years Ended December 31,					Classification
	2011	2010		2009
Gain (loss) recognized in income	$—	$(286,435)	(b)	$(89,046)	(c)	Net gain (loss) on interest rate swaps
____________________

(a)	Exclusive of benefit (provision) for income taxes.

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

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$80,120	$80,120	$112,531	$112,531
Restricted cash	257,368	257,368	226,015	226,015
Liabilities:
Debt and other obligations	$6,885,699	$7,355,652	$6,778,894	$7,121,156
As of December 31, 2011, the fair value of the Company's cash and cash equivalents and restricted cash is measured on a recurring basis based on Level 1, as defined by the fair value hierarchy (see note 2). The following table shows a summary of the activity for fair value classified as Level 3 during the year ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swap, Net
December 31, 2010
Beginning balance	$300,040
Settlements	(703,754)
Less: total (gains) loss:
Included in earnings (a)	283,062
Included in other comprehensive income (loss)	125,850
Transfers out of Level 3 (b)	(5,198)
Ending balance	$—
____________________

(a)	As of December 31, 2010, there were no unrealized gains or losses relating to liabilities still held at the reporting date.

(b)
As of December 31, 2010, the interest rate swaps were transferred from Level 3 to Level 2 because of a decrease in the magnitude of unobservable inputs in relation to the observable inputs, including settlement value.

9. Income Taxes
Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2011	2010	2009
Domestic	$168,804	$(342,333)	$(193,055)
Foreign (a)	11,003	4,228	2,532
	$179,807	$(338,105)	$(190,523)
____________________

(a)	Inclusive of income (loss) before income taxes from Australia and Puerto Rico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$3,213	$4,038	$5,803
Foreign	(3,377)	(2,187)	(1,904)
State	(3,557)	(1,201)	(1,909)
Total current	(3,721)	650	1,990
Deferred:
Federal	1,054	30,770	56,152
Foreign	(694)	(298)	—
State	(4,986)	(4,276)	18,258
Total deferred	(4,626)	26,196	74,410
Total tax benefit (provision)	$(8,347)	$26,846	$76,400
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
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
Benefit (provision) for income taxes at statutory rate	$(62,932)	$118,337	$66,683
Tax effect of foreign income (losses)	3,851	1,480	886
Expenses for which no federal tax benefit was recognized	(5,433)	(3,657)	(803)
Valuation allowances	61,921	(85,605)	—
State tax (provision) benefit, net of federal	(4,565)	(3,560)	10,627
Foreign tax	(4,071)	(2,485)	(1,904)
Change in unrecognized tax benefits	1,693	—	—
Other	1,189	2,336	911
	$(8,347)	$26,846	$76,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred income tax liabilities:
Property and equipment	$511,205	$486,577
Deferred site rental receivable	238,203	164,867
Intangible assets	655,512	689,597
Total deferred income tax liabilities	1,404,920	1,341,041
Deferred income tax assets:
Net operating loss carryforwards	908,747	926,444
Deferred ground lease payable	109,948	104,324
Alternate minimum tax credit carryforward	3,591	3,591
Accrued liabilities	81,719	78,752
Receivables allowance	2,253	2,175
Prepaid lease	405,993	430,558
Derivative instruments	74,214	75,960
Available-for-sale securities	29,402	25,289
Other	5,293	4,415
Valuation allowances	(228,417)	(318,055)
Total deferred income tax assets, net	1,392,743	1,333,453
Net deferred income tax asset (liabilities)	$(12,177)	$(7,588)
Before giving effect to any valuation allowances, the Company is in an overall net deferred tax asset position. Due to the Company's history of operating losses, it has recorded a valuation allowance on its net deferred tax assets that do not meet the "more likely than not" realization threshold. As a result, during 2011 the Company was limited in its ability to recognize tax benefits in its results of operations. During 2010, the Company continued to incur taxable losses for which recognition of the federal tax benefits were unable to be recorded, except for $19.8 million of federal tax benefit recorded predominately as a result of discrete events, including the acquisition of NewPath (see note 3). If the NextG Networks, Inc. ("NextG") acquisition is consummated, the Company expects to record a federal deferred tax liability in connection with the purchase accounting. In that event, the Company would expect to reverse its federal valuation allowance, except for the portion related to equity investments, as an income tax benefit in the quarter that the NextG acquisition closes. If the Company continues to record income before income taxes, as it has for each quarter since the fourth quarter of 2010, the Company would expect to reverse a portion of its federal valuation allowance during late 2012, if not previously reversed as a result of the NextG acquisition.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2011			December 31, 2010
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$33,103	$(55,980)	$(22,877)	$93,970	$(117,901)	$(23,931)
State	45,813	(34,156)	11,657	51,799	(35,155)	16,644
Foreign	63,110	(64,067)	(957)	68,365	(68,666)	(301)
Other comprehensive income (loss)	74,214	(74,214)	—	96,333	(96,333)	—
Total	$216,240	$(228,417)	$(12,177)	$310,467	$(318,055)	$(7,588)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The valuation allowance recorded in other comprehensive income relates to the changes in the Company's overall deferred tax position due to the deferred tax asset recorded in conjunction with the decline in the fair market value of the Company's interest rate swaps and change in unrealized gain (loss) on available-for-sale securities. The Company's deferred tax assets as of December 31, 2011 and 2010 in the table above do not include $55.3 million and $42.7 million, respectively, of excess tax benefits relating to stock-based compensation that are a component of net operating losses. Total stockholders' equity as of December 31, 2011 will be increased by $55.3 million if and when any such excess tax benefits are ultimately realized.
At December 31, 2011, the Company had U.S. federal and state net operating loss carryforwards of approximately$2.5 billion and $1.1 billion, respectively, which are available to offset future taxable income. These amounts include $0.1 billion of losses related to stock-based compensation. The Company also had foreign net operating loss carryforwards of $0.1 billion. If not utilized, the Company's U.S. federal net operating loss carryforwards expire starting in 2021 and ending in 2030, and the state net operating carryforwards expire starting in 2012 and ending in 2031. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired.
As of December 31, 2011, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $8.4 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$9,255	$3,213
Additions based on current year tax positions	2,334	6,042
Reductions as a result of the lapse of statute limitations	(3,213)	—
Balance at end of year	$8,376	$9,255
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During 2011, the IRS completed an examination of the Company's U.S. federal tax return for the 2009 tax year with no material adjustments. The Company reversed its previously unrecognized federal tax benefit of $3.2 million during 2011, as a result of both the completion of the IRS examination and the expiration of the statute of limitations for 2007. As of December 31, 2011, there were unrecognized state tax benefits of $8.4 million.

10. Redeemable Convertible Preferred Stock
The Company originally issued 8.1 million shares of its 6.25% Redeemable Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The dividends were paid with approximately $19.5 million, $19.9 million and $19.9 million of cash for the years ended December 31, 2011, 2010 and 2009, respectively. The amortization of the issue costs on the 6.25% Redeemable Convertible Preferred Stock recorded in "dividends on preferred stock" was $0.9 million for each of the years ended December 31, 2011, 2010 and 2009. In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock. The conversion of such preferred stock into 8.3 million shares of common stock is expected to occur in February 2012. As of December 31, 2011 and 2010, the outstanding balance of the 6.25% Redeemable Convertible Preferred Stock was $305.0 million and $316.6 million, respectively. See note 20.

11. Stockholders' Equity
Purchases of the Company's Common Stock
For the years ended December 31, 2011, 2010 and 2009, the Company purchased 7.4 million, 4.1 million and 0.1 million shares of common stock, respectively, utilizing $303.4 million, $159.6 million and $2.9 million in cash, respectively.
Issuances of Common Stock
For the years ended December 31, 2011, 2010 and 2009, the Company issued 29,213; 34,428; and 59,500 shares, respectively,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 of $1.3 million, $1.3 million and $1.0 million, respectively.
Stock Options and Restricted Stock Awards
See note 12 for a discussion of the stock option and restricted stock awards activity.

12. Stock-based Compensation
Stock Compensation Plans
The Crown Castle International Corp. 2001 Stock Incentive Plan ("2001 Stock Incentive Plan") and the Crown Castle International Corp. 2004 Stock Incentive Plan ("2004 Stock Incentive Plan"), which are both stockholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2011, the Company has 8.1 million shares available for future issuance pursuant to its stock compensation plans.
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
The following is a summary of the restricted stock award activity during the year ended December 31, 2011.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	4,297	$20.2
Shares granted	886	37.1
Shares vested	(1,717)	27.3
Shares forfeited	(63)	19.4
Shares outstanding at end of year	3,403	$21.1
____________________

For the years ended December 31, 2011, 2010 and 2009, the Company granted 0.9 million shares, 1.1 million shares and 2.2 million shares, respectively, of restricted stock awards to the Company's executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2011, 2010 and 2009 was $37.05, $31.13 and $10.08 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2011 was 2.5 years.
During the year ended December 31, 2011, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year or five-year period. During the year ended December 31, 2011, the Company granted 0.4 million shares of restricted stock awards ("2011 performance awards") to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period.
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
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

for the awards granted during the years ended December 31, 2011, 2010 and 2009, respectively, with market conditions.

	Years Ended December 31,
	2011	2010	2009
Risk-free rate	1.4%	1.5%	1.3%
Expected volatility	48%	49%	46%
Expected dividend rate	—%	—%	—%
The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $31.3 million, $35.2 million and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2011 is $25.1 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the restricted stock awards vested during the years ended December 31, 2011 to 2009.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2011	1,717	$74,754
2010	891	34,813
2009	366	9,190
Other Awards
At December 31, 2011 and 2010, there were 0.1 million and 0.2 million options outstanding, respectively. The intrinsic value of CCIC stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $4.8 million, $28.2 million and $38.2 million, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2011 was $2.6 million. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2011, 2010 and 2009 of $1.6 million, $18.7 million and $44.7 million, respectively. As of December 31, 2011, the stock options outstanding and exercisable have a weighted-average exercise price of $4.09 and have a weighted-average remaining contractual term of less than one year.
CCAL may award to its employees and directors restricted units settled in cash. The CCAL vested options for the purchase of CCAL shares, vested restricted units and CCAL shares may be periodically settled in cash. As of December 31, 2011 and 2010, the liability for the CCAL options and restricted units was $8.9 million and $6.4 million, respectively.
Stock-based Compensation by Segment
The following table discloses the components of stock-based compensation expense. No amounts have been included in the carrying value of assets during the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, the Company recorded tax benefits, exclusive of the change in the valuation allowance, of $11.4 million, $12.8 million and $10.2 million, respectively, related to stock-based compensation expense (see note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ended December 31, 2011
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$942	$—	$942
Network services and other costs of operations	1,555	—	1,555
General and administrative expenses	30,113	3,381	33,494
Total stock-based compensation	$32,610	$3,381	$35,991
	Year Ended December 31, 2010
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$1,131	$—	$1,131
Network services and other costs of operations	1,568	—	1,568
General and administrative expenses	33,841	3,425	37,266
Total stock-based compensation	$36,540	$3,425	$39,965
	Year Ended December 31, 2009
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$967	$—	$967
Network services and other costs of operations	1,207	—	1,207
General and administrative expenses	27,051	1,080	28,131
Total stock-based compensation	$29,225	$1,080	$30,305

13. Employee Benefit Plans
The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $6.1 million, $5.5 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease and easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $5.6 million, $5.3 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, liabilities for retirement obligations were $68.5 million and $63.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2011, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.4 billion. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

pursuant to operating leases with landlords and other contractual agreements. The property taxes for the year ended December 31, 2012 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments. The Company has an obligation to reimburse Sprint Nextel ("Sprint") for property taxes it pays on the Company's behalf related to certain towers the Company leases from Sprint. The Company paid $15.4 million for the year ended December 31, 2011 and expects to pay $15.8 million for the year ended December 31, 2012. The amount per tower to be paid to Sprint increases by 3% each successive year through 2037, the expiration of the lease term.
Letters of Credit
The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land interest leases and certain other contractual obligations. The letters of credit were issued through the Company's lenders in amounts aggregating $10.8 million and expire on various dates through December 2012.
Operating Lease Commitments
See note 15 for a discussion of the operating lease commitments.

15. Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2011. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2011, the weighted-average remaining term of tenant contracts is approximately nine years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Tenant leases	$1,661,458	$1,666,996	$1,631,813	$1,575,337	$1,468,813	$9,185,611	$17,190,028
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2011. The Company is obligated under non-cancelable operating contracts for land interests under 71% of its towers, office space and equipment. In addition, the Company manages 600 towers owned by third parties. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land interests and managed tower leases have multiple renewal options at the Company's option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Approximately 73% and 89% of the Company's site rental gross margins for the year ended December 31, 2011, are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$301,264	$305,278	$307,267	$308,801	$311,242	$3,907,901	$5,441,753
Rental expense from operating leases was $338.3 million, $330.1 million and $316.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $56.4 million, $55.1 million and $53.1 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

16. Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's reportable operating segments are (1) CCUSA, primarily consisting of the Company's U.S. operations, and (2) CCAL, the Company's Australian operations. Financial results for the Company are reported to management and the board of directors in this manner.
The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations (as determined in accordance with GAAP), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis. Noncontrolling interests primarily represent the noncontrolling shareholders' 22.4% interests in CCAL, the Company's 77.6% majority-owned subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$1,744,993	$108,557	$—	$1,853,550	$1,608,141	$92,620	$—	$1,700,761	$1,466,552	$76,640	$—	$1,543,192
Network services and other	161,522	17,657	—	179,179	168,101	9,796	—	177,897	134,545	7,670	—	142,215
Net revenues	1,906,515	126,214	—	2,032,729	1,776,242	102,416	—	1,878,658	1,601,097	84,310	—	1,685,407
Operating expenses:
Costs of operations(b):
Site rental	446,868	34,530	—	481,398	437,812	29,324	—	467,136	433,481	23,079	—	456,560
Network services and other	96,057	10,930	—	106,987	107,668	6,573	—	114,241	88,393	4,415	—	92,808
General and administrative	151,737	21,756	—	173,493	148,374	16,982	—	165,356	141,149	11,923	—	153,072
Asset write-down charges	21,986	299	—	22,285	13,243	444	—	13,687	18,611	626	—	19,237
Acquisition and integration costs	3,310	—	—	3,310	2,102	—	—	2,102	—	—	—	—
Depreciation, amortization and accretion	522,681	30,270	—	552,951	513,433	27,338	—	540,771	502,017	27,722	—	529,739
Total operating expenses	1,242,639	97,785	—	1,340,424	1,222,632	80,661	—	1,303,293	1,183,651	67,765	—	1,251,416
Operating income (loss)	663,876	28,429	—	692,305	553,610	21,755	—	575,365	417,446	16,545	—	433,991
Interest expense and amortization of deferred financing costs	(507,264)	(22,974)	22,651	(507,587)	(488,863)	(21,381)	19,975	(490,269)	(443,960)	(15,403)	13,481	(445,882)
Gains (losses) on retirement of long-term obligations	—	—	—	—	(138,367)	—	—	(138,367)	(91,079)	—	—	(91,079)
Net gain (loss) on interest rate swaps	—	—	—	—	(286,435)	—	—	(286,435)	(92,966)	—	—	(92,966)
Interest income	187	479	—	666	1,888	316	—	2,204	2,810	157	—	2,967
Other income (expense)	17,048	26	(22,651)	(5,577)	19,151	221	(19,975)	(603)	14,619	1,308	(13,481)	2,446
Benefit (provision) for income taxes	(6,126)	(2,221)	—	(8,347)	28,808	(1,962)	—	26,846	77,718	(1,318)	—	76,400
Net income (loss)	167,721	3,739	—	171,460	(310,208)	(1,051)	—	(311,259)	(115,412)	1,289	—	(114,123)
Less: Net income (loss) attributable to the noncontrolling interest	(348)	731	—	383	—	(319)	—	(319)	—	209	—	209
Net income (loss) attributable to CCIC stockholders	$168,069	$3,008	$—	$171,077	$(310,208)	$(732)	$—	$(310,940)	$(115,412)	$1,080	$—	$(114,332)
Capital expenditures	$333,862	$14,080	$—	$347,942	$216,556	$11,502	$—	$228,058	$166,883	$6,652	$—	$173,535
Total assets (at year end)	$10,497,387	$341,852	$(294,143)	$10,545,096	$10,439,827	$339,093	$(309,391)	$10,469,529
Goodwill	$2,034,683	$707	$—	$2,035,390	$2,028,590	$706	$—	$2,029,296
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	$167,721	$3,739	$—	$171,460	$(310,208)	$(1,051)	$—	$(311,259)	$(115,412)	$1,289	$—	$(114,123)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	21,986	299	—	22,285	13,243	444	—	13,687	18,611	626	—	19,237
Acquisition and integration costs	3,310	—	—	3,310	2,102	—	—	2,102	—	—	—	—
Depreciation, amortization and accretion	522,681	30,270	—	552,951	513,433	27,338	—	540,771	502,017	27,722	—	529,739
Interest expense and amortization of deferred financing costs	507,264	22,974	(22,651)	507,587	488,863	21,381	(19,975)	490,269	443,960	15,403	(13,481)	445,882
Gains (losses) on retirement of long-term obligations	—	—	—	—	138,367	—	—	138,367	91,079	—	—	91,079
Net gain (loss) on interest rate swaps	—	—	—	—	286,435	—	—	286,435	92,966	—	—	92,966
Interest income	(187)	(479)	—	(666)	(1,888)	(316)	—	(2,204)	(2,810)	(157)	—	(2,967)
Other income (expense)	(17,048)	(26)	22,651	5,577	(19,151)	(221)	19,975	603	(14,619)	(1,308)	13,481	(2,446)
Benefit (provision) for income taxes	6,126	2,221	—	8,347	(28,808)	1,962	—	(26,846)	(77,718)	1,318	—	(76,400)
Stock-based compensation expense	32,610	3,381	—	35,991	36,540	3,425	—	39,965	29,225	1,080	—	30,305
Adjusted EBITDA	$1,244,463	$62,379	$—	$1,306,842	$1,118,928	$52,962	$—	$1,171,890	$967,299	$45,973	$—	$1,013,272
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Geographic Information
A summary of net revenues by country, based on the location of the Company's subsidiaries, is as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$1,902,536	$1,772,793	$1,597,790
Australia	126,214	102,416	84,310
Other countries	3,979	3,449	3,307
Total net revenues	$2,032,729	$1,878,658	$1,685,407
A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2011	2010
United States	$8,847,161	$8,997,016
Australia	212,067	222,938
Other countries	15,571	16,922
Total long-lived assets	$9,074,799	$9,236,876
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues, all of which relates to CCUSA.

	Years Ended December 31,
	2011	2010	2009
AT&T	23%	21%	20%
Sprint	21%	20%	22%
Verizon Wireless	19%	21%	19%
T-Mobile	11%	11%	13%
Total	74%	73%	74%
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
The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with AT&T, Sprint, Verizon Wireless and T-Mobile that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer leases with contractually determinable payment terms and proactive management of past due balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

17. Asset Write-Down Charges
Wireless Infrastructure Write-Down Charges
During the years ended December 31, 2011, 2010, and 2009, the Company abandoned or disposed of wireless infrastructure and wrote-off site acquisition and permitting costs for wireless infrastructure that would not be completed. For the years ended December 31, 2011, 2010, and 2009, the Company recorded related wireless infrastructure asset write-down charges at CCUSA of $15.8 million, $8.6 million and $18.3 million, respectively.

18. Supplemental Cash Flow Information
 The following table is a summary of the supplemental cash flow information during the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$404,443	$409,293	$331,681
Income taxes paid (refund)	4,340	(5,935)	5,597
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 7)	—	(114,157)	(140,397)
Assets acquired through capital leases and installment sales	27,094	18,682	17,351

19. Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Net revenues	$499,039	$500,336	$513,883	$519,471
Operating income (loss)	166,428	167,142	181,889	176,846
Net income (loss) attributable to CCIC stockholders	40,017	30,871	51,278	48,911
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share:
Basic	0.12	0.09	0.16	0.16
Diluted	0.12	0.09	0.15	0.16
	Three Months Ended
	March 31	June 30	September 30	December 31
2010:
Net revenues	$444,327	$456,127	$481,890	$496,314
Operating income (loss)	130,373	132,884	155,956	156,152
Gains (losses) on retirement of long-term obligations	(66,434)	—	(71,933)	—
Net gain (loss) on interest rate swaps	(73,276)	(114,598)	(104,421)	5,860
Net income (loss) attributable to CCIC stockholders	(119,275)	(97,529)	(135,009)	40,873
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share – basic and diluted	(0.43)	(0.36)	(0.49)	0.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

20. Subsequent Events
NextG Networks Acquisition
In December 2011, the Company entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments. NextG has over 7,000 DAS antenna locations ("nodes") on-air and approximately 1,500 nodes under construction in the U.S. In addition, NextG has rights to over 4,600 miles of fiber. NextG is the largest provider of outdoor DAS", each system is a network of antennas connected by fiber to a communications hub designed to facilitate wireless communications. Approximately 80% of NextG's nodes are located in the 10 largest U.S. basic trading areas in the U.S. The acquisition is expected to close in the second quarter of 2012.
WCP Acquisition
On January 12, 2012, the Company announced a definitive agreement to acquire certain subsidiaries of Wireless Capital Partners, LLC ("WCP") and on January 31, 2012 the Company closed the acquisition. Upon closing in January 2012, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets, including over 150 related to the Company's towers. The gross purchase price was approximately $500 million, exclusive of purchase price adjustments. WCP has approximately $320 million of secured debt that remains outstanding at closing.
January 2012 Refinancing
In January 2012, the Company refinanced and repaid the Revolver and 2007 Term Loans with the proceeds of a $3.1 billion senior credit facility ("2012 Credit Facility") issued by CCOC. The 2012 Credit Facility consists of (1) a $1.0 billion senior secured revolving credit facility ("Revolving Credit Facility"), which will mature in January 2017, (2) a $500.0 million delayed-draw senior secured term loan facility ("Term Loan A"), which will mature in January 2017, and (3) a $1.6 billion senior secured term loan facility ("Term Loan B"), which will mature in January 2019. The proceeds of the Term Loan B were used in part to repay the existing Revolver and 2007 Term Loans and to fund the cash consideration of the WCP acquisition. The balance of the proceeds of the Term Loan B and the proceeds of the Term Loan A may be used for general corporate purposes, including to fund the expected acquisition of NextG and the financing of capital expenditures, acquisitions and purchases of the Company's securities. The Revolving Credit Facility and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio; and the Term Loan B bears interest at a per annum rate equal to LIBOR plus 3.0% (with LIBOR subject to a floor of 1% per annum).
Mandatory Conversion of 6.25% Redeemable Convertible Preferred Stock
In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock. The conversion of such preferred stock into 8.3 million shares of common stock is expected to occur in February 2012. The Company will pay cash in lieu of fractional shares of common stock.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2011, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2011:

Plan category(a)(b)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	63,180	$4.09	8,061,803
Equity compensation plans not approved by security holders	—	—	—
Total	63,180	$4.09	8,061,803
____________________

(a)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	CCAL has an equity compensation plan under which it awards restricted units settled in cash to its employees and directors. This plan has not been approved by the registrant's security holders.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 36.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2011	$5,683	$1,819	$—	$—	$(1,611)	$—	$5,891
2010	$5,497	$1,829	$—	$—	$(1,669)	$26	$5,683
2009	$6,267	$998	$—	$—	$(1,802)	$34	$5,497
		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Deferred Site Rental Receivables:
2011	$5,080	$—	$—	$(5,080)	$—	$—	$—
2010	$3,600	$7,200	$—	$(5,720)	$—	$—	$5,080
2009	$—	$3,600	$—	$—	$—	$—	$3,600
		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2011	$318,055	$—	$—	$(83,115)	$(22,119)	$15,596	$228,417
2010	$190,848	$76,125	$38,646	$—	$—	$12,436	$318,055
2009	$256,325	$—	$—	$(32,761)	$(45,657)	$12,941	$190,848
____________________

(a)	Inclusive of the effects of exchange rate changes.

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(d)	2.2
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

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(g)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(r)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007
(ee)	3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Crown Castle International Corp., effective May 24, 2011
(r)	3.3	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007
(ee)	3.4	Amendment to Amended and Restated By-Laws of Crown Castle International Corp., effective May 24, 2011
(b)	4.1	Specimen Certificate of Common Stock
(k)	4.2	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)
(o)	4.3	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes
(n)	4.4
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

Exhibit Number		Exhibit Description
(bb)	4.6
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

(bb)	4.7
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

(bb)	4.8
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

(cc)	4.9
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

(cc)	4.10
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

(cc)	4.11
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

(u)	4.12	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee
(u)	4.13	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015
(y)	4.14
Indenture dated April 30, 2009, relating to the 7.750% Senior Secured Notes due 2017, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(z)	4.15
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(z)	4.16
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

Exhibit Number		Exhibit Description
(aa)	4.17	Second Supplemental Indenture dated October 23, 2009, relating to 7.125% Senior Notes due 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(ff)	4.18
Indenture dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(ff)	4.19
Series 2010-1 Indenture Supplement dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)
(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)
(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile
(h)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan
(i)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan
(j)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk
(s)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk
(x)	10.8	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(j)	10.9	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan
(r)	10.10	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(m)	10.11	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan
(m)	10.12	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan
(m)	10.13	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(s)	10.14	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(t)	10.15	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(x)	10.16	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(dd)	10.17	Crown Castle International Corp. 2011 EMT Annual Incentive Plan
(dd)	10.18	Summary of Non-Employee Director Compensation
(n)	10.19
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

(n)	10.24	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(v)	10.25	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(w)	10.26
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(w)	10.27	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(w)	10.28
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(w)	10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(w)	10.30
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(w)	10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(y)	10.32
Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(y)	10.33
Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

(z)	10.34
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(z)	10.35
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(z)	10.36	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
*	10.37
Agreement and Plan of Merger, dated as of December 15, 2011, by and among Crown Castle International Corp., Crown Castle NG Acquisitions Corp., NextG Networks, Inc. and Madison Dearborn Capital Partners V-A, L.P., solely in its capacity as the Representative

(ff)	10.38
Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, as borrower, the lenders and issuing banks party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

*	11	Computation of Net Income (Loss) per Common Share
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of Crown Castle International Corp.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	23.2	Consent of KPMG LLP

Exhibit Number		Exhibit Description
*	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).

(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.

(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.

(h)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.

(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.

(j)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.

(k)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).

(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.

(m)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.

(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.

(o)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.

(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.

(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.

(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.

(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008

(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009

(v)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.

(w)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.

(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.

(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.

(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.

(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 28, 2009.

(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 20, 2010.

(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 26, 2010.

(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 16, 2011.

(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 26, 2011.

(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 3, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2012.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2011 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 13th day of February, 2012.

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