Form 10-Q
period 2012-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2012-05-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Number of shares of common stock outstanding at April 27, 2012: 293,010,896

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted" and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts and demand for our towers and small cell operations and technologies, including the expected impacts of the WCP acquisition and the NextG acquisition, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Part II—Item 1A. Risk Factors" herein and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("2011 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,063,684	$80,120
Restricted cash	288,969	252,368
Receivables, net	79,872	77,258
Prepaid expenses	99,212	80,529
Deferred income tax assets	87,262	85,385
Deferred site rental receivables and other current assets, net	29,010	23,492
Total current assets	1,648,009	599,152
Deferred site rental receivables, net	680,876	621,103
Property and equipment, net of accumulated depreciation of $3,928,242 and $3,824,136, respectively	4,836,152	4,861,227
Goodwill	2,114,624	2,035,390
Other intangible assets, net	2,243,389	2,178,182
Long-term prepaid rent, deferred financing costs and other assets, net	601,606	250,042
Total assets	$12,124,656	$10,545,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,909	$32,055
Accrued interest	55,259	65,392
Deferred revenues	174,176	167,238
Other accrued liabilities	86,722	104,904
Current maturities of debt and other obligations	77,776	32,517
Total current liabilities	425,842	402,106
Debt and other long-term obligations	8,343,156	6,853,182
Deferred income tax liabilities	104,290	97,562
Deferred ground lease payable and other liabilities	514,702	500,350
Total liabilities	9,387,990	7,853,200
Commitments and contingencies (note 10)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2012—0 and December 31, 2011—6,111,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: March 31, 2012—$0 and December 31, 2011—$305,550	—	305,032
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2012—292,928,485 and December 31, 2011—284,449,372	2,929	2,844
Additional paid-in capital	5,591,191	5,312,342
Accumulated other comprehensive income (loss)	(93,043)	(116,996)
Accumulated deficit	(2,764,543)	(2,811,945)
Total CCIC stockholders' equity	2,736,534	2,386,245
Noncontrolling interest	132	619
Total equity	2,736,666	2,386,864
Total liabilities and equity	$12,124,656	$10,545,096

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Site rental	$497,529	$456,196
Network services and other	54,216	42,843
Net revenues	551,745	499,039
Operating expenses:
Costs of operations(a):
Site rental	122,871	118,415
Network services and other	31,521	27,224
General and administrative	51,001	44,744
Asset write-down charges	3,044	4,401
Acquisition and integration costs	1,680	554
Depreciation, amortization and accretion	139,400	137,273
Total operating expenses	349,517	332,611
Operating income (loss)	202,228	166,428
Interest expense and amortization of deferred financing costs	(137,472)	(126,686)
Gains (losses) on retirement of long-term obligations	(7,068)	—
Interest income	354	171
Other income (expense)	(1,077)	(606)
Income (loss) before income taxes	56,965	39,307
Benefit (provision) for income taxes	(6,695)	817
Net income (loss)	50,270	40,124
Less: Net income (loss) attributable to the noncontrolling interest	239	107
Net income (loss) attributable to CCIC stockholders	50,031	40,017
Dividends on preferred stock	(2,629)	(5,201)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$47,402	$34,816
Net income (loss)	$50,270	$40,124
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	—	(6,377)
Derivative instruments net of taxes of $0 and $0, respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	—	(425)
Amounts reclassified into results of operations, net of taxes	16,338	17,889
Foreign currency translation adjustments	6,889	4,070
Total other comprehensive income (loss)	23,227	15,157
Comprehensive income (loss)	73,497	55,281
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(487)	483
Comprehensive income (loss) attributable to CCIC stockholders	$73,984	$54,798
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12
Weighted-average common shares outstanding (in thousands):
Basic	284,913	286,998
Diluted	285,853	289,005
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$50,270	$40,124
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	139,400	137,273
Gains (losses) on retirement of long-term obligations	7,068	—
Amortization of deferred financing costs and other non-cash interest	24,465	25,801
Stock-based compensation expense	9,035	9,496
Asset write-down charges	3,044	4,401
Deferred income tax benefit (provision)	4,813	(2,012)
Other adjustments	4	180
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(10,853)	(10,670)
Increase (decrease) in accounts payable	(238)	(9,471)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(3,270)	(22,113)
Decrease (increase) in receivables	(2,080)	6,534
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(59,446)	(52,029)
Net cash provided by (used for) operating activities	162,212	127,514
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(221,316)	(435)
Capital expenditures	(65,052)	(52,650)
Other investing activities, net	1,195	293
Net cash provided by (used for) investing activities	(285,173)	(52,792)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,095,000	—
Proceeds from issuance of capital stock	195	651
Principal payments on debt and other long-term obligations	(13,631)	(8,521)
Purchases and redemptions of long-term debt	(648,385)	—
Purchases of capital stock	(35,476)	(42,225)
Payments under revolving credit facility	(251,000)	(50,000)
Payments for financing costs	(40,237)	—
Net (increase) decrease in restricted cash	948	(526)
Dividends on preferred stock	(2,481)	(4,969)
Net cash provided by (used for) financing activities	1,104,933	(105,590)
Effect of exchange rate changes on cash	1,592	657
Net increase (decrease) in cash and cash equivalents	983,564	(30,211)
Cash and cash equivalents at beginning of period	80,120	112,531
Cash and cash equivalents at end of period	$1,063,684	$82,320

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$(116,996)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	883,941	9	9,221	—	—	—	9,230
Conversion of redeemable convertible preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	305,180
Purchases and retirement of capital stock	—	—	(690,733)	(7)	(35,469)	—	—	—	(35,476)
Other comprehensive income (loss)(a)	—	—	—	—	—	23,953	—	(726)	23,227
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	(2,629)	—	(2,629)
Net income (loss)	—	—	—	—	—	—	50,031	239	50,270
Balance, March 31, 2012	—	$—	292,928,485	$2,929	$5,591,191	$(93,043)	$(2,764,543)	$132	$2,736,666

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	917,919	9	10,138	—	—	—	10,147
Purchases and retirement of capital stock	—	—	(1,026,331)	(10)	(42,215)	—	—	—	(42,225)
Other comprehensive income (loss)(a)	—	—	—	—	—	14,781	—	376	15,157
Dividends on preferred stock and amortization of issue costs	—	232	—	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	—	—	—	40,017	107	40,124
Balance, March 31, 2011	6,361,000	$316,813	290,717,872	$2,907	$5,549,448	$(164,197)	$(2,925,266)	$104	$2,462,996
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2011, and related notes thereto, included in the 2011 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. All references to the "Company" include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems ("DAS"), a type of small cell ("small cells"), and (3) third party land interests, including ground lease related assets, (unless the context otherwise suggests or requires, references herein to "wireless infrastructure" include towers, small cells and third party land interests). The Company's core business is renting space on its towers, small cells and, to a lesser extent, third party land interests (collectively, "site rental business") via long-term contracts in various forms. The Company also provides certain network services relating to its wireless infrastructure, primarily consisting of installation services, as well as site development services relating to existing and new antenna installations on its wireless infrastructure. The Company conducts its operations through wireless infrastructure portfolios in the United States (including Puerto Rico) and Australia.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2012, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2012 and 2011. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's consolidated financial statements are disclosed in the Company's 2011 Form 10-K.
New Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2012 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2012 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisition
WCP Acquisition
On January 12, 2012, the Company announced a definitive agreement to acquire certain subsidiaries of Wireless Capital Partners, LLC ("WCP"). On January 31, 2012 the Company closed the acquisition (“WCP acquisition”). Upon closing, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets. The results of operations from WCP have been included in the consolidated statements of operations since the date of acquisition. The Company paid a purchase price that resulted in goodwill at CCUSA primarily because of the strategic opportunities.
The purchase price of $214.7 million includes $39.2 million of restricted cash and excludes the assumption of $336.3 million (after fair value adjustments) of debt. The Company utilized a portion of the borrowings under the senior secured term loans issued in January 2012 ("2012 Term Loans") to fund the cash consideration.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The preliminary purchase price allocation for the WCP acquisition is based upon a preliminary valuation and the Company's estimates and assumptions, which are subject to change as the Company obtains additional information within the measurement period. The preliminary allocation of the total purchase price for the WCP acquisition was primarily allocated to restricted cash, long-term prepaid rent, other intangible assets, goodwill and debt. The preliminary purchase price allocation to long-term prepaid rent was approximately $318 million and had a weighted-average amortization period of 38 years. See notes 4 and 5.
See also note 14.

4.	Goodwill and Intangible Assets

Goodwill of $76.9 million was recorded in connection with the WCP acquisition, of which $62.9 million is not expected to be deductible for tax purposes.

The following is a summary of the Company's intangible assets.

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,929,569	$(785,754)	$2,143,815	$2,823,832	$(748,850)	$2,074,982
Other intangible assets	152,235	(52,661)	99,574	152,375	(49,175)	103,200
Total	$3,081,804	$(838,415)	$2,243,389	$2,976,207	$(798,025)	$2,178,182
The components of the additions to intangible assets during the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31,
	2012
	Amount	Weighted-Average Amortization Period
		(In years)
Site rental contracts and customer relationships(a)	$105,502	29.5
Other intangible assets	573	10.8
Total	$106,075	29.4
________________

(a)	Predominately related to the WCP acquisition.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31,
Classification	2012	2011
Depreciation, amortization and accretion	$40,172	$39,571
Site rental costs of operations	808	1,120
Total amortization expense	$40,980	$40,691

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the nine months ended December 31, 2012 and years ended December 31, 2013 to 2016 is as follows:

	Nine Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$119,473	$156,673	$154,383	$145,473	$145,466
See note 14.

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of March 31, 2012		Outstanding Balance as of December 31, 2011	Stated Interest Rate as of March 31, 2012(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$—		$251,000	N/A
2012 Revolver	Jan. 2012	Jan. 2017		—	(b)	—	N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014		—		619,125	N/A
2012 Term Loans	Jan. 2012	2017/2019		2,091,000		—	3.7%	(c)
Total bank debt				2,091,000		870,125
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	211,954		216,431	7.0%
WCP Securitized Notes	Nov. 2010	Nov. 2040	(f)	334,638	(f)	—	5.4%	(g)
Total securitized debt				3,996,592		3,666,431
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		815,914		817,799	9.0%	(h)
7.75% Secured Notes	April 2009	May 2017		959,242		978,983	7.8%	(i)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,954		497,904	7.1%	(j)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,273,161		2,294,737
Other:
Capital leases and other obligations	Various	Various	(k)	60,179		54,406	Various	(k)
Total debt and other obligations				8,420,932		6,885,699
Less: current maturities and short-term debt and other current obligations				77,776		32,517
Non-current portion of long-term debt and other long-term obligations				$8,343,156		$6,853,182
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of March 31, 2012, the undrawn availability under the $1.0 billion senior secured revolving credit facility ("2012 Revolver") is $1.0 billion.

(c)
The 2012 Revolver and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. Term Loan B bears interest at a per annum rate equal to LIBOR plus 3.0% (with LIBOR subject to a floor of 1% per annum). The Company pays a commitment fee of 0.4% per annum on the undrawn available amount under the 2012 Revolver.

(d)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the applicable series and class of the 2010 Tower Revenue Notes, and additional interest (of approximately 5% per annum) will accrue on the respective 2010 Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively.

(e)
The 2009 Securitized Notes consist of $142.0 million of principal as of March 31, 2012 that amortizes through 2019, and $70.0 million of principal as of March 31, 2012 that amortizes during the period beginning in 2019 and ending in 2029.

(f)	The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP acquisition. The WCP Securitized Notes include a fair

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

value adjustment that increases the debt carrying value by $15.6 million as of March 31, 2012. The anticipated repayment date is 2015 for each class of the debt assumed in connection with the WCP acquisition.

(g)	The effective yield is approximately 4.0%, inclusive of the fair value adjustment.

(h)	The effective yield is approximately 11.3%, inclusive of the discount.

(i)	The effective yield is approximately 8.2%, inclusive of the discount.

(j)	The effective yield is approximately 7.2%, inclusive of the discount.

(k)	The Company's capital leases and other obligations bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 20 years.
2012 Credit Facility
In January 2012, the Company refinanced and repaid the Revolver and 2007 Term Loans with the proceeds of a $3.1 billion senior credit facility ("2012 Credit Facility") issued by CCOC. The 2012 Credit Facility consists of (1) a $1.0 billion 2012 Revolver which will mature in January 2017, (2) a $500 million Term Loan A which will mature in January 2017, and (3) a $1.6 billion Term Loan B which will mature in January 2019. The Term Loan B was fully drawn at closing and the Revolver and the Term Loan A were undrawn at closing. In March 2012, the Company drew the full amount under the Term Loan A.
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC and certain of its subsidiaries' deposit accounts ($46.1 million as of March 31, 2012) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
The proceeds of the 2012 Credit Facility were used in part to repay the existing Revolver, repay the 2007 Term Loans and to fund the cash consideration of the WCP and NextG acquisitions (see note 14). The balance of the proceeds will be available for general corporate purposes, including purchases of shares of the Company's common stock.
WCP Securitized Notes
In January 2012, the Company assumed $320.1 million face value of secured debt in connection with the WCP acquisition. The anticipated repayment date is 2015 for each class of the WCP Securitized Notes. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes. The Company also acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP Securitized Notes. Interest and principal are paid monthly on the WCP Securitized Notes. The provisions of the WCP Securitized Notes are similar to those of our 2010 Tower Revenue Notes. See note 6 of our 2011 10-K for the provisions of our 2010 Tower Revenue Notes.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at March 31, 2012. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes. See herein for a further discussion on the WCP Securitized Notes.

	Nine Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2012	2013	2014	2015	2016	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$61,715	$86,360	$95,984	$969,577	$110,499	$7,148,726	$8,472,861	$(51,929)	$8,420,932

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Retirement of Long-Term Obligations
The following is a summary of the retirement of long-term obligations during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)
Revolver	$251,000	$251,000	$(1,445)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	5,624	6,207	(957)
7.75% Secured Notes(b)	20,988	23,053	(2,773)
Total	$896,737	$899,385	$(7,068)
________________

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC rather than by the subsidiaries that issued the debt, because of restrictions upon the subsidiaries that issued the debt; as a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of $3.7 million related to the write off of deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended March 31,
	2012	2011
Interest expense on debt obligations	$113,007	$100,885
Amortization of deferred financing costs	4,812	3,722
Amortization of adjustments on long-term debt	3,763	3,865
Amortization of interest rate swaps	16,338	17,889
Other, net of capitalized interest	(448)	325
Total	$137,472	$126,686

6.	Income Taxes
During the three months ended March 31, 2012 and 2011, the Company's provision for federal income taxes was reduced by a partial reversal of the valuation allowance on the Company's federal deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the three months ended March 31, 2012 and 2011, the effective tax rate differed from the federal statutory rate predominately due to the Company's federal deferred tax valuation allowances. The Company expects to reverse up to $100 million of its federal valuation allowance as an income tax benefit in the second quarter of 2012 due to the NextG acquisition. See note 14.

7.	Redeemable Convertible Preferred Stock
In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock. In February 2012, the Company issued 8.3 million shares of common stock associated with the previously outstanding 6.25% Redeemable Convertible Preferred Stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

8.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,063,684	$1,063,684	$80,120	$80,120
Restricted cash, current and non-current	1	293,969	293,969	257,368	257,368
Liabilities:
Long-term debt and other obligations	2	8,420,932	9,007,977	6,885,699	7,355,652
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2011 in the Company's valuation techniques used to measure fair values.

9.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock, by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to CCIC stockholders	$50,031	$40,017
Dividends on preferred stock	(2,629)	(5,201)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$47,402	$34,816
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	284,913	286,998
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	940	2,007
Diluted weighted-average number of common shares outstanding	285,853	289,005
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12
 For the three months ended March 31, 2012, 1.1 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that March 31, 2012 was the end of the contingency period. See note 12.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Operating Segments
The Company's reportable operating segments are (1) CCUSA, primarily consisting of the Company's U.S. operations and (2) CCAL, the Company's Australian operations. Financial results for the Company are reported to management and the board of directors in this manner.
The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis.

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$468,119	$29,410	$—	$497,529	$430,643	$25,553	$—	$456,196
Network services and other	46,968	7,248	—	54,216	37,664	5,179	—	42,843
Net revenues	515,087	36,658	—	551,745	468,307	30,732	—	499,039
Operating expenses:
Costs of operations:(a)
Site rental	113,944	8,927	—	122,871	110,425	7,990	—	118,415
Network services and other	26,802	4,719	—	31,521	23,957	3,267	—	27,224
General and administrative	43,653	7,348	—	51,001	39,597	5,147	—	44,744
Asset write-down charges	3,033	11	—	3,044	4,357	44	—	4,401
Acquisition and integration costs	1,652	28	—	1,680	554	—	—	554
Depreciation, amortization and accretion	131,641	7,759	—	139,400	129,976	7,297	—	137,273
Total operating expenses	320,725	28,792	—	349,517	308,866	23,745	—	332,611
Operating income (loss)	194,362	7,866	—	202,228	159,441	6,987	—	166,428
Interest expense and amortization of deferred financing costs	(137,459)	(5,337)	5,324	(137,472)	(126,361)	(5,942)	5,617	(126,686)
Gains (losses) on retirement of long-term obligations	(7,068)	—	—	(7,068)	—	—	—	—
Interest income	197	157	—	354	70	101	—	171
Other income (expense)	4,287	(40)	(5,324)	(1,077)	5,013	(2)	(5,617)	(606)
Benefit (provision) for income taxes	(6,174)	(521)	—	(6,695)	1,369	(552)	—	817
Net income (loss)	48,145	2,125	—	50,270	39,532	592	—	40,124
Less: Net income (loss) attributable to the noncontrolling interest	(210)	449	—	239	—	107	—	107
Net income (loss) attributable to CCIC stockholders	$48,355	$1,676	$—	$50,031	$39,532	$485	$—	$40,017
Capital expenditures	$62,214	$2,838	$—	$65,052	$51,246	$1,404	$—	$52,650
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$48,145	$2,125	$—	$50,270	$39,532	$592	$—	$40,124
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,033	11	—	3,044	4,357	44	—	4,401
Acquisition and integration costs	1,652	28	—	1,680	554	—	—	554
Depreciation, amortization and accretion	131,641	7,759	—	139,400	129,976	7,297	—	137,273
Amortization of prepaid lease purchase price adjustments	2,550	—	—	2,550	—	—	—	—
Interest expense and amortization of deferred financing costs	137,459	5,337	(5,324)	137,472	126,361	5,942	(5,617)	126,686
Gains (losses) on retirement of long-term obligations	7,068	—	—	7,068	—	—	—	—
Interest income	(197)	(157)	—	(354)	(70)	(101)	—	(171)
Other income (expense)	(4,287)	40	5,324	1,077	(5,013)	2	5,617	606
Benefit (provision) for income taxes	6,174	521	—	6,695	(1,369)	552	—	(817)
Stock-based compensation expense	9,035	2,123	—	11,158	9,496	1,169	—	10,665
Adjusted EBITDA	$342,273	$17,787	$—	$360,060	$303,824	$15,497	$—	$319,321

12.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2012	3,403
Shares granted(a)	836
Shares vested(b)	(1,942)
Shares forfeited	(8)
Shares outstanding at March 31, 2012	2,289
__________________

(a)
Weighted-average grant-date fair value of $38.28 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 31% in the Monte Carlo simulation used to measure grant-date fair value.

(b)	Fair value on vesting date of $99.7 million.
During the three months ended March 31, 2012, the Company granted 0.4 million shares of restricted stock awards that time vest over a three-year period. During the three months ended March 31, 2012, the Company granted 0.4 million shares of restricted stock awards ("2012 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $7.8 million and $8.2 million for the three months ended March 31, 2012 and 2011, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2012 is $48.7 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$123,140	$111,555
Income taxes paid	884	642
Supplemental disclosure of non-cash financing activities:
Assets acquired through capital leases and installment sales	7,782	7,061
Conversion of redeemable convertible preferred stock (note 7)	305,180	—

14.	Subsequent Events
NextG Networks Acquisition
In December 2011, the Company entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments. On April 10, 2012 the Company closed the acquisition (“NextG acquisition”), pursuant to which a wholly owned indirect subsidiary of the Company merged with and into NextG, with NextG continuing as the surviving company following the merger and as a wholly owned indirect subsidiary of the Company. NextG has over 7,000 DAS nodes on-air and approximately 1,500 nodes under construction in the U.S. In addition, NextG has rights to over 4,600 miles of fiber. NextG is the largest provider of outdoor DAS, a network of antennas for the benefit of wireless carriers which is connected by fiber to a communications hub designed to facilitate wireless communications. Approximately 80% of NextG's nodes are located in the 10 largest basic trading areas in the U.S.
The Company utilized borrowings under the 2012 Term Loans to fund the cash consideration of $1.0 billion.

The preliminary purchase price allocation for the NextG acquisition is based upon a preliminary valuation and the Company's estimates and assumptions, which are subject to change as the Company obtains additional information within the measurement period. The preliminary allocation of the total purchase price for the NextG acquisition was primarily allocated to goodwill, other intangible assets, property and equipment, deferred tax liabilities and other liabilities. The purchase price allocation is expected to result in a substantial amount of goodwill, which may exceed 50% of the purchase price.
In connection with the purchase accounting related to the NextG acquisition, the Company recorded a U.S. federal deferred tax liability. The Company expects to reverse up to $100 million of its federal valuation allowance as an income tax benefit in the second quarter of 2012 as a result of the net U.S. federal deferred tax liability recorded in connection with the NextG acquisition.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2011 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2011 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems ("DAS"), a type of small cell ("small cells"), and (3) third party land interests, including ground lease related assets. Our core business is renting space on our towers, small cells and third party land interests via long-term contracts in various forms. Revenues generated from our core site rental business represented 90% of our first quarter 2012 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2011 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals as of and for the three months ended March 31, 2012.

•	Potential growth resulting from wireless network expansion and new entrants (see also the discussion below of wireless industry reports)

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, and (5) wireless carrier focus on improving coverage and capacity.

◦	Substantially all of our wireless infrastructure can accommodate another tenant, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
We expect our site rental revenues will grow approximately 10% from full year 2011 to full year 2012, inclusive of the impacts of the WCP and NextG acquisitions. We expect our new tenant additions, inclusive of the estimated impact from Sprint as it deploys network enhancements (referred to as Network Vision), will result in an approximately 5% year-over-year growth in site rental revenues from full year 2011 to full year 2012. Our 2012 site rental revenue growth expectations do not assume any net contribution to growth from the existing base of business (which has historically contributed approximately 4% per annum to our site rental revenue growth) as the increase attributable to lease escalations and straight-line impact of renewals is expected to be offset by the timing of expected cancellation of customer contracts due to prior wireless carrier consolidation.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦
Weighted-average remaining term of approximately nine years, exclusive of renewals at the customer's option, representing approximately $18 billion of expected future cash inflows, pro forma for the NextG acquisition.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 75% of consolidated revenues.

•	Majority of land interests under our towers under long-term control

◦
Approximately 89% and 72% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements in the land and other property interests, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 91% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $4.2 million, which represented less than one quarter of a percent of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	75% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See "Item 2. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $162.2 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

•	Capital allocated to drive long-term shareholder value (per share) (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing or redeeming our debt.

◦
Discretionary investments included: (1) the acquisitions of WCP and NextG for an aggregate purchase price of approximately $1.5 billion, (2) $60.8 million in capital expenditures, (3) the purchase of 0.7 million shares of common stock for $35.5 million, and (4) the purchase of $26.6 million of face value of debt using $29.6 million.

◦
In December 2011, we entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments. Upon closing in April 2012, NextG had over 7,000 nodes on-air and approximately 1,500 nodes under construction.

◦
In January 2012, we acquired certain subsidiaries of WCP for a purchase price of $214.7 million, including $39.2 million of restricted cash and excluding the assumption of $336.3 million (after fair value adjustments) of debt.. Upon closing in January 2012, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets.

◦
In January 2012, we refinanced and repaid our credit facility and term loans with the proceeds of a $3.1 billion senior secured credit facility; the proceeds of such credit facility were also used to fund the cash consideration of the WCP and NextG acquisitions.

The following is a discussion of certain recent events and growth trends which may impact our business and strategy or the U.S. wireless communications industry:

•	Consumers have increased their use of wireless data services according to recent U.S. wireless industry reports.(a)

◦	U.S. mobile data traffic grew 172% during 2011;

◦	The number of smartphones in the U.S. grew 59% during 2011, reaching 128 million, and is expected to grow to 232 million by 2016;

◦	Smartphones accounted for 24% of total mobile data traffic in the U.S. at the end of 2011 and are expected to account for 60% in 2016; and

◦
While 4G connections represent only 0.2% of mobile connections, they account for 6% of mobile data traffic. In 2011, a 4G connection generated 28 times more mobile data traffic on average than a non-4G connection.

_________________

(a)	Source: Cisco

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2011 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2011 Form 10-K).

Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$497,529	90%	$456,196	91%	9%
Network services and other	54,216	10%	42,843	9%	27%
Net revenues	551,745	100%	499,039	100%	11%
Operating expenses:
Costs of operations(a):
Site rental	122,871	25%	118,415	26%	4%
Network services and other	31,521	58%	27,224	64%	16%
Total costs of operations	154,392	28%	145,639	29%	6%
General and administrative	51,001	9%	44,744	9%	14%
Asset write-down charges	3,044	1%	4,401	1%	*
Acquisition and integration costs	1,680	—	554	—	*
Depreciation, amortization and accretion	139,400	25%	137,273	28%	2%
Total operating expenses	349,517	63%	332,611	67%	5%
Operating income (loss)	202,228	37%	166,428	33%	22%
Interest expense and amortization of deferred financing costs	(137,472)		(126,686)
Gains (losses) on retirement of long-term obligations	(7,068)		—
Interest income	354		171
Other income (expense)	(1,077)		(606)
Income (loss) before income taxes	56,965		39,307
Benefit (provision) for income taxes	(6,695)		817
Net income (loss)	50,270		40,124
Less: Net income (loss) attributable to the noncontrolling interest	239		107
Net income (loss) attributable to CCIC stockholders	$50,031		$40,017
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

First Quarter 2012 and 2011. Our consolidated results of operations for the first quarter of 2012 and 2011, respectively, consist predominately of our CCUSA segment, which accounted for (1) 93% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 97% and 99% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
Comparison of Operating Segments
Our reportable operating segments for the first quarter of 2012 are (1) CCUSA, primarily consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
See note 11 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA (defined below).
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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 11 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—First Quarter 2012 and 2011
Net revenues for the first quarter of 2012 increased by $46.8 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $37.5 million, or 9%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, assets acquired in connection with the WCP acquisition and cancellations of customer contracts. Tenant additions, predominately from amendments, were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first quarter of 2012 increased by $34.0 million, or 11%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues. Site rental gross margins for the first quarter of 2012 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure. The $34.0 million incremental margin represents 91% of the related increase in site rental revenues.
Network services and other revenues for the first quarter of 2012 increased by $9.3 million, or 25%, and the related gross margin increased by $6.5 million, or 47%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these revenues are not under long-term contracts. The increase in the gross margin from our network services and other revenue is related to a larger percentage of higher margin site development services as a percentage of total network services and other revenue.
General and administrative expenses for the first quarter of 2012 increased by $4.1 million, or approximately 10%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges, as discussed further in note 12 to our condensed consolidated financial statements. General and administrative expenses were 8% of net revenues for both the first quarter of 2012 and 2011. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the first quarter of 2012 increased by $38.4 million, or 13%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions.
Depreciation, amortization and accretion for the first quarter of 2012 increased by $1.7 million, or 1%, from the same period in the prior year. This increase is consistent with the insignificant movement in our fixed assets and intangible assets, which did not materially change between the first quarter of 2012 and the first quarter of 2011.
During the first quarter of 2012 we refinanced our credit facility through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019 and (3) a $1.0 billion revolving credit facility due in 2017. The refinancing of our credit facility effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP and NextG acquisitions. This refinancing and the early retirement of $26.6 million face value of our debt resulted in a net loss of $7.1 million during the first quarter of 2012. The increase in interest expense and amortization of deferred financing costs of $11.1 million, or 9%, from the first quarter of 2011 to 2012 predominately resulted from the nominal increase in debt outstanding. For a further discussion of our debt, see note 6 to our consolidated financial statements in the 2011 Form 10-K.
The benefit (provision) for income taxes for the first quarter of 2012 was a provision of $6.2 million compared to a benefit of $1.4 million for the first quarter of 2011. During the first quarter of 2012 and 2011, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the first quarter of 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance. As a result of the NextG acquisition, we expect to reverse up to $100 million of our U.S. federal valuation allowance to earnings during the second quarter of 2012.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2012 increased by $8.8 million from the first quarter of 2011. The increase in net income was predominately due to (1) growth in our site rental and services businesses, partially offset by (2) the previously mentioned increase in interest expense and amortization of deferred financing costs of $11.1 million, (3) change from an income tax benefit compared to an income tax provision and (4) the $7.1 million net loss on the purchase and early retirement of debt.
CCAL—First Quarter 2012 and 2011
The increases and decreases between the first quarter of 2012 and the first quarter of 2011 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first quarter of 2012 was approximately 1.06, an increase of 5% from approximately 1.01 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first quarter of 2012 increased by $5.9 million, or 19%, from the same period in the prior year. Site rental revenues for the first quarter of 2012 increased by $3.9 million, or 15%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $1.7 million and $1.4 million, respectively, and accounted for an increase of 6% and 5%, respectively, for the first quarter of 2012 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our wireless infrastructure, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $2.1 million increase in network services and other revenues driven by the acquisition of a network services company.
Site rental gross margins increased by $2.9 million, or 17%, for the first quarter of 2012, from $17.6 million, for the first quarter of 2011. Adjusted EBITDA for the first quarter of 2012 increased by $2.3 million, or 15%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2012 was net income of $1.7 million, compared to net income of $0.5 million for the first quarter of 2011. We are continuing to evaluate the valuation allowances on our deferred tax assets at CCAL. Due to CCAL's recent history of modest taxable income (loss) ($3.6 million loss in 2010 and $9.1 million income in 2011, respectively), we may reverse a small portion of CCAL's $64.1 million deferred tax valuation allowance during 2012 if CCAL continues to report income.

Liquidity and Capital Resources
Overview
General.    We believe our site rental business can be characterized as a stable cash flow stream generated by revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our sustaining capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and will be available for discretionary investments. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments.

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
We have never declared or paid any cash dividend on our common stock. Currently, we endeavor to utilize our net cash provided by operating activities to engage in discretionary investments. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. Periodically, our board of directors assesses the advisability of declaring and paying cash dividends at some point in the future, based on the then-

current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors.
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We may generate taxable income in the future, and if so, we may utilize all or a portion of our $2.5 billion of federal net operating losses to offset such income. We evaluate our options with respect to appropriately managing our tax position on an on-going basis. These options may include a conversion to a real estate investment trust ("REIT"), which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes.
Liquidity Position.    The following is a summary of our capitalization and liquidity position, pro forma for the NextG acquisition. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2012
(In thousands of dollars)
Cash and cash equivalents(a)	$94,874
Undrawn revolving credit facility availability(b)	1,000,000
Debt and other long-term obligations	8,429,875
Stockholders' equity	2,724,699
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

During January 2012, we refinanced and repaid our credit facility and term loans through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion undrawn revolving credit facility due in 2017.  This refinancing effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP and NextG acquisitions. See notes 3, 5 and 14 to our consolidated financial statements.
Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $77.8 million (principal payments) and (2) capital expenditures of roughly $300 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of March 31, 2012.

Summary Cash Flow Information

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$162,212	$127,514	$34,698
Investing activities	(285,173)	(52,792)	(232,381)
Financing activities	1,104,933	(105,590)	1,210,523
Effect of exchange rate changes on cash	1,592	657	935
Net increase (decrease) in cash and cash equivalents	$983,564	$(30,211)	$1,013,775
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2012 of $34.7 million, or 27%, from 2011, was primarily due to growth in our core site rental business. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.

Investing Activities
Capital Expenditures.

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$27,949	$22,379	$5,570
Wireless infrastructure improvements and other	25,898	16,077	9,821
Construction of wireless infrastructure	6,986	11,067	(4,081)
Sustaining	4,219	3,127	1,092
Total	$65,052	$52,650	$12,402
Other than sustaining capital expenditures, which we expect to be approximately $23 million to $28 million for the year ended December 31, 2012, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $300 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2012, with less than one-fourth of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
Wireless infrastructure improvement capital expenditures typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation and (3) changes in structural engineering standards. Wireless infrastructure construction capital expenditures increased from the first three months of 2011 to the same period in 2012 as a result of additional DAS network builds.
Acquisitions.  See notes 3, 4, 5 and 14 to our consolidated financial statements for a discussion of our acquisitions of WCP and NextG.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt. During the first three months of 2012, our financing activities predominately related to refinancing our credit facility, which effectively extended the maturity of our credit facility as well as provided funding for the cash consideration of the WCP and NextG acquisitions.
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of April 27, 2012, there were no amounts outstanding under our revolving credit facility. During the first quarter of 2012, we borrowed $2.1 billion under our term loans. The proceeds of our term loans were used to fund the cash consideration of the WCP and NextG acquisitions. See notes 3, 5 and 14 to our consolidated financial statements for a further discussion of our credit facility and acquisitions.
Assumption of Debt. We assumed $320.1 million face value of secured debt in connection with the WCP acquisition. The anticipated repayment date is 2015 for each class of the WCP securitized notes. Nearly all of the third party land sites acquired and the cash flows derived therefrom are effectively pledged as security on the outstanding debt. See note 5 to our consolidated financial statements for additional information on the WCP securitized notes.
Debt Purchases and Repayments. See note 5 to our consolidated financial statements for a summary of our purchases and repayments during the first quarter of 2012, including the gains (losses) on retirement of long-term obligations.
Common Stock and Preferred Stock Activity.    As of March 31, 2012 and December 31, 2011, we had 292.9 million and 284.4 million common shares outstanding, respectively. During the first three months of 2012, we purchased 0.7 million shares of common stock at an average price of $51.36 per share utilizing $35.5 million in cash. During the first three months of 2012, our previously outstanding 6.25% convertible preferred stock was converted into 8.3 million shares of common stock.

Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following are the ratios applicable to the financial maintenance, restrictive and cash trap reserve covenants under our debt agreements, pro forma for the NextG acquisition. See our 2011 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Covenant Description	Type		Debt	Current Covenant Requirement	As of March 31, 2012(a)	Latest Issuance Date
CCIC:
Leverage ratio	Restrictive	(g)	9% Senior Notes	≤7.00	6.0	6.7
Leverage ratio	Restrictive	(g)	7.125% Senior Notes	≤7.00	6.0	6.3
CCOC:
Net leverage ratio(b)	Maintenance	(h)	Credit Agreement	≤6.0	4.9	4.8
Interest coverage ratio(c)	Maintenance	(h)	Credit Agreement	≥2.5	4.0	3.9
Tower and third party land interest companies:
Debt service coverage ratio(d)(e)	Cash Trap	(i)	2010 Tower Revenue Notes	>1.75	3.6	3.1
Debt service coverage ratio(d)(e)	Cash Trap	(i)	2009 Securitized Notes	>1.30	3.1	2.4
Fixed charge coverage ratio(d)(e)	Cash Trap	(i)	7.75% Secured Notes	>1.35	3.2	2.5
Debt service coverage ratio(f)	Cash Trap	(i)	WCP Securitized Notes	≥1.30	1.9	N/A
________________

(a)	Pro forma for the NextG acquisition.

(b)
The Total Net Leverage Ratio for CCOC is calculated as the ratio of Total Indebtedness (excluding debt held by CCIC) less Unrestricted Cash (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four. In March 2014, the covenant requirement decreases to a maximum Total Net Leverage Ratio of 5.5 to 1.0. Consolidated EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 11 to our consolidated financial statements.

(c)
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

(d)
The 2009 securitized notes and 2010 tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively, which could result in applying current and future cash in the reserve account to prepay the debt with applicable prepayment consideration. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the Cash Trap Reserve Sub-account (as defined in the indenture) exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in such account. See note (e) below for a discussion of the calculation of the Debt Service Coverage Ratio and Consolidated Fixed Charge Coverage Ratio.

(e)
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

(f)
We assumed $320.1 million face value of debt in connection with the WCP acquisition. The Debt Service Coverage Ratio on the WCP securitized debt is calculated as Net Cash Flow (as defined in the indenture) less: (1) the Series 2010-1 Class A Targeted Amortization Amounts (as defined in the indenture) for the immediately succeeding 12 payment dates and (2) the Unpaid Series 2010-1 Class A Monthly Amortization Amount (as defined in the indenture) to the payments of interest that the issuers of such debt will be required to pay on the succeeding 12 payment dates on the principal balance of the WCP securitized notes plus the Indenture Trustee Fee and Servicing Fee (as defined in the indenture) payable during such 12 month period. The WCP securitized debt also has an amortization threshold of 1.15, which could result in applying all Excess Cash Flow (as defined in the indenture) to prepay principal amounts with applicable prepayment consideration. In addition, if the Non-Performing Wireless Site Contract Ratio (as defined in the indenture) on the WCP securitized notes is greater than 10%, it could result in applying all Excess Cash Flow to prepay principal amounts with applicable prepayment consideration.

(g)
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

(h)	Failure to comply with the ratios applicable to the financial maintenance could result in default under our credit agreement.

(i)	Failure to comply with the cash trap reserve covenants would require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2011 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2011 Form 10-K. The critical accounting policies and estimates for the first three months of 2012 have not changed from the critical accounting policies for the year ended December 31, 2011.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
No accounting pronouncements adopted during the three months ended March 31, 2012 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2012 are expected to have a material impact on our consolidated financial statements.
Non-GAAP Financial Measures
Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in "Item 2. MD&A—Results of Operations— Comparison of Operating Segments." Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2011 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($8.5 billion and $7.0 billion outstanding at March 31, 2012 and December 31, 2011, respectively);

•	our $2.1 billion of floating rate debt representing approximately 25% of our total debt, compared to 13% of our total debt as of December 31, 2011; and

•	potential future borrowings of incremental debt.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2012. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP securitized notes (see footnote (c)). See note 5 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2012	2013	2014	2015	2016	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$30,965	$45,360	$45,609	$906,702	$44,499	$5,308,726	(c)	$6,381,861	(c)	$6,933,915
Average interest rate(b)(c)	5.1%	4.8%	4.9%	8.8%	5.0%	9.2%	(c)	9.0%	(c)

Variable rate	$30,750	$41,000	$50,375	$62,875	$66,000	$1,840,000		$2,091,000		$2,074,062
Average interest rate(d)	3.2%	3.2%	3.1%	3.1%	3.1%	3.8%		3.7%
________________

(a)
The fair value of our debt is based on indicative, non-binding quotes from brokers. Quotes from the brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.

(b)	The average interest rate represents the weighted-average stated coupon rate (see footnote (c)).

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The anticipated repayment dates are 2015, 2017 and 2020, as applicable, for the 2010 tower revenue notes. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2011 Excess Cash Flow of the issuers was approximately $456 million. The anticipated repayment date is 2015 for each class of the WCP securitized notes. If the WCP securitized notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the Issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2011 Excess Cash Flow of Issuers of the WCP securitized notes was approximately $17 million. We acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP debt.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 7% of our consolidated net revenues and 4% of our operating income for the three months ended March 31, 2012. Over the past year and five years, the Australian dollar has strengthened by 1% and 28%, respectively, against the U.S.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2011 Form 10-K, including additional risk factors discussed in "Item 1A. Risk Factors" in our 2011 Form 10-K. Based on recent activities, including the WCP and NextG acquisitions, we have added the following risk factors.
The business model for our small cell operations contains differences from our traditional site rental business, resulting in different operational risks. If we do not successfully operate that business model or identify and manage those operational risks, such operations may produce results that are less than anticipated.
The business model for our small cell operations contains differences from our traditional site rental business, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), applicable laws and initial gross margins (although long-term gross margins are expected to be similar).
In addition, our small cell operations have operational risks that are different from our traditional site rental business. For example, there can be no assurances that new customers will co-locate on our small cells or that either our existing small cell customers or our small cell landlords will renew their contracts at the same rate as our traditional site rental business. In addition, the rate at which wireless carriers adopt small cells may be lower or slower than we anticipate. Our small cell operations will also expose us to different safety or liability risks and hazards than our traditional site rental business as a result of numerous factors, including the location and nature of the assets involved. Because small cells are comparatively new technologies and are continuing to evolve, there may be other risks related to small cells of which we are not yet aware.
As a result of the NextG acquisition in April 2012, we have significantly increased the size and scope of our small cell operations, which may exacerbate the impact of the risks described above. In addition, there can be no assurances that assets acquired in the NextG acquisition will perform as expected by us and provide us with the benefits anticipated. Further, we may face significant challenges in combining NextG's operations in a timely and efficient manner and retaining key NextG personnel. If the NextG assets fail to perform as expected, if we are unable to successfully integrate NextG's business or if we fail to otherwise realize the anticipated benefits of the NextG acquisition, our business, financial condition or results of operations could be adversely affected.
The expansion and development of our business, including through acquisitions, increased product offerings, and other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business and financial results.
We seek to expand and develop our business, including through acquisitions, increased product offerings and other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions and other activities in which we may engage. Such transactions and activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transaction and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	direct the time and attention of management away from other business operations toward such transactions and activities, including integrations;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business; or

•	result in current and prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers and other employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2012, we issued 8,285,905 shares of common stock in connection with conversions of 6,111,000 shares of our 6.25% redeemable convertible preferred stock. Following such conversions, no shares of 6.25% redeemable convertible preferred stock are outstanding. We issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 3(a)(9) and Section 4(2) therein.
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2012	—	$—	—	—
February 1 - February 29, 2012	690	51.36	—	—
March 1 - March 31, 2012	1	53.89	—	—
Total	691	$51.36	—	—
We paid $35.5 million in cash to effect these purchases. The shares shown in the table above represent shares withheld in connection with employees' tax withholding liabilities related to the vesting of restricted stock awards during the three months ended March 31, 2012.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(d) 3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(d) 3.2	Composite By-laws of Crown Castle International Corp.

(a) 4.1
Indenture dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(a) 4.2
Series 2010-1 Indenture Supplement dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(d) 4.3	Form of Indenture between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(a) 10.1
Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, as borrower, the lenders and issuing banks party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(b) 10.2
Agreement and Plan of Merger, dated as of December 15, 2011, by and among Crown Castle International Corp., Crown Castle NG Acquisitions Corp., NextG Networks, Inc. and Madison Dearborn Capital Partners V-A, L.P., solely in its capacity as the Representative

(c) 10.3	2012 EMT Annual Incentive Plan

(c) 10.4	Summary of Non-Employee Director Compensation

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 3,2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) on February 13, 2012.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 24, 2012.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 3, 2012	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 3, 2012	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)