Form 10-Q
period 2012-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2012-08-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Number of shares of common stock outstanding at July 27, 2012: 293,037,526

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts and demand for our towers and small cell operations and technologies, including the expected impacts of the Wireless Capital Partners, LLC acquisition and the NextG Networks, Inc. acquisition, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,175	$80,120
Restricted cash	275,948	252,368
Receivables, net	124,154	77,258
Prepaid expenses	101,063	80,529
Deferred income tax assets	93,889	85,385
Deferred site rental receivables and other current assets, net	47,881	23,492
Total current assets	739,110	599,152
Deferred site rental receivables, net	736,225	621,103
Property and equipment, net of accumulated depreciation of $4,023,205 and $3,824,136, respectively	5,347,867	4,861,227
Goodwill	2,776,121	2,035,390
Other intangible assets, net	2,391,292	2,178,182
Long-term prepaid rent, deferred financing costs and other assets, net	607,061	250,042
Total assets	$12,597,676	$10,545,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,279	$32,055
Accrued interest	64,162	65,392
Deferred revenues and below-market tenant leases	195,330	167,238
Other accrued liabilities	104,050	104,904
Current maturities of debt and other obligations	79,303	32,517
Total current liabilities	489,124	402,106
Debt and other long-term obligations	8,307,783	6,853,182
Deferred income tax liabilities	81,665	97,562
Below-market tenant leases, deferred ground lease payable and other liabilities	853,106	500,350
Total liabilities	9,731,678	7,853,200
Commitments and contingencies (note 10)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2012—0 and December 31, 2011—6,111,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: June 30, 2012—$0 and December 31, 2011—$305,550	—	305,032
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2012—293,038,013 and December 31, 2011—284,449,372	2,930	2,844
Additional paid-in capital	5,599,106	5,312,342
Accumulated other comprehensive income (loss)	(89,065)	(116,996)
Accumulated deficit	(2,648,530)	(2,811,945)
Total CCIC stockholders' equity	2,864,441	2,386,245
Noncontrolling interest	1,557	619
Total equity	2,865,998	2,386,864
Total liabilities and equity	$12,597,676	$10,545,096

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Site rental	$517,588	$457,103	$1,015,117	$913,299
Network services and other	67,923	43,233	122,139	86,076
Net revenues	585,511	500,336	1,137,256	999,375
Operating expenses:
Costs of operations(a):
Site rental	131,571	121,143	254,442	239,558
Network services and other	40,262	25,906	71,783	53,130
General and administrative	47,078	41,259	98,079	86,003
Asset write-down charges	3,646	6,205	6,690	10,606
Acquisition and integration costs	7,495	490	9,175	1,044
Depreciation, amortization and accretion	152,482	138,191	291,882	275,464
Total operating expenses	382,534	333,194	732,051	665,805
Operating income (loss)	202,977	167,142	405,205	333,570
Interest expense and amortization of deferred financing costs	(144,940)	(126,483)	(282,412)	(253,169)
Gains (losses) on retirement of long-term obligations	(7,518)	—	(14,586)	—
Interest income	382	208	736	379
Other income (expense)	(2,249)	(4,098)	(3,326)	(4,704)
Income (loss) before income taxes	48,652	36,769	105,617	76,076
Benefit (provision) for income taxes	68,432	(5,755)	61,737	(4,938)
Net income (loss)	117,084	31,014	167,354	71,138
Less: Net income (loss) attributable to the noncontrolling interest	1,071	143	1,310	250
Net income (loss) attributable to CCIC stockholders	116,013	30,871	166,044	70,888
Dividends on preferred stock	—	(5,202)	(2,629)	(10,403)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$116,013	$25,669	$163,415	$60,485
Net income (loss)	$117,084	$31,014	$167,354	$71,138
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	—	(1,160)	—	(7,537)
Derivative instruments, net of taxes of $5,712, $0, $5,712 and $0, respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	—	(425)	—	(850)
Amounts reclassified into results of operations, net of taxes	10,609	17,959	26,947	35,848
Foreign currency translation adjustments	(6,645)	6,084	244	10,154
Total other comprehensive income (loss)	3,964	22,458	27,191	37,615
Comprehensive income (loss)	121,048	53,472	194,545	108,753
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,057	150	570	633
Comprehensive income (loss) attributable to CCIC stockholders	$119,991	$53,322	$193,975	$108,120
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.40	$0.09	$0.57	$0.21
Diluted	$0.40	$0.09	$0.57	$0.21
Weighted-average common shares outstanding (in thousands):
Basic	290,649	285,280	287,781	286,139
Diluted	291,203	287,026	289,029	288,215
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$167,354	$71,138
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	291,882	275,464
Gains (losses) on retirement of long-term obligations	14,586	—
Amortization of deferred financing costs and other non-cash interest	48,780	51,482
Stock-based compensation expense	17,105	17,254
Asset write-down charges	6,690	10,606
Deferred income tax benefit (provision)	(65,544)	2,545
Other adjustments	(41)	4,309
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(1,950)	146
Increase (decrease) in accounts payable	(2,488)	(7,094)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(3,145)	(40,120)
Decrease (increase) in receivables	(26,225)	3,468
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(122,662)	(105,389)
Net cash provided by (used for) operating activities	324,342	283,809
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,199,316)	(12,375)
Capital expenditures	(159,697)	(116,690)
Other investing activities, net	1,188	829
Net cash provided by (used for) investing activities	(1,357,825)	(128,236)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,100,000	—
Proceeds from issuance of capital stock	238	757
Principal payments on debt and other long-term obligations	(34,744)	(16,792)
Purchases and redemptions of long-term debt	(699,486)	—
Purchases of capital stock	(35,673)	(192,563)
Borrowings under revolving credit agreement	—	102,000
Payments under revolving credit facility	(251,000)	(71,000)
Payments for financing costs	(40,237)	(82)
Net (increase) decrease in restricted cash	12,620	27,088
Dividends on preferred stock	(2,481)	(9,939)
Net cash provided by (used for) financing activities	1,049,237	(160,531)
Effect of exchange rate changes on cash	301	543
Net increase (decrease) in cash and cash equivalents	16,055	(4,415)
Cash and cash equivalents at beginning of period	80,120	112,531
Cash and cash equivalents at end of period	$96,175	$108,116

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2012	—	$—	292,928,485	$2,929	$5,591,191	$(93,043)	$(2,764,543)	$132	$2,736,666
Stock-based compensation related activity, net of forfeitures	—	—	113,168	1	7,915	—	—	—	7,916
Purchases and retirement of capital stock	—	—	(3,640)	—		—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	3,978	—	(14)	3,964
Disposition of noncontrolling interest	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	116,013	1,071	117,084
Balance, June 30, 2012	—	$—	293,038,013	$2,930	$5,599,106	$(89,065)	$(2,648,530)	$1,557	$2,865,998

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2011	6,361,000	$316,813	290,717,872	$2,907	$5,549,448	$(164,197)	$(2,925,266)	$104	$2,462,996
Stock-based compensation related activity, net of forfeitures	—	—	(6,404)	—	7,864	—	—	—	7,864
Purchases and retirement of capital stock	—	—	(3,612,029)	(36)	(150,302)	—	—	—	(150,338)
Other comprehensive income (loss)(a)	—	—	—	—	—	22,451	—	7	22,458
Dividends on preferred stock and amortization of issue costs	—	232	—	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	—	—	—	30,871	143	31,014
Balance, June 30, 2011	6,361,000	$317,045	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$(116,996)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	997,109	10	17,333	—	—	—	17,343
Conversion of redeemable convertible preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	305,180
Purchases and retirement of capital stock	—	—	(694,373)	(7)	(35,666)	—	—	—	(35,673)
Other comprehensive income (loss)(a)	—	—	—	—	—	27,931	—	(740)	27,191
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	166,044	1,310	167,354
Balance, June 30, 2012	—	$—	293,038,013	$2,930	$5,599,106	$(89,065)	$(2,648,530)	$1,557	$2,865,998

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	911,515	9	18,002	—	—	—	18,011
Purchases and retirement of capital stock	—	—	(4,638,360)	(46)	(192,517)	—	—	—	(192,563)
Other comprehensive income (loss)(a)	—	—	—	—	—	37,232	—	383	37,615
Dividends on preferred stock and amortization of issue costs	—	464	—	—	—	—	(10,403)	—	(10,403)
Net income (loss)	—	—	—	—	—	—	70,888	250	71,138
Balance, June 30, 2011	6,361,000	$317,045	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems ("DAS"), a type of small cell ("small cells"), and (3) third party land interests, including ground lease related assets (unless the context otherwise suggests or requires, references herein to "wireless infrastructure" include towers, small cells and third party land interests). The Company's core business is renting space on its towers, small cells and, to a lesser extent, third party land interests (collectively, "site rental business") via long-term contracts in various forms. The Company also provides certain network services relating to its wireless infrastructure, consisting of installation services, and site development services relating to existing and new antenna installations on its wireless infrastructure. The Company conducts its operations through wireless infrastructure portfolios in the United States (including Puerto Rico) and Australia.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2012, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2012 and 2011. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's consolidated financial statements are disclosed in the Company's 2011 Form 10-K, other than certain changes to deferred credits.
Deferred Credits
Deferred credits are included in “deferred revenues and below-market tenant leases” and “below-market tenant leases, deferred ground lease payable and other liabilities” on the Company's consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure and (2) above-market leases for land interests under the Company's wireless infrastructure.
Fair value for these deferred credits represents the difference between the stated contractual payments to be made pursuant to the in-place lease and management's estimate of fair market lease rates for each corresponding lease. Deferred credits are measured over a period equal to the estimated remaining economic lease term considering renewal provisions, and economics associated with those renewal provisions, to the extent applicable. Below market tenant leases and above market leases for land interests are amortized to site rental revenues and site rental costs of operations, respectively, over their respective estimated remaining lease term at the acquisition date.
New Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2012 had a material impact on the Company's

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2012 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisitions
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
The preliminary purchase price allocation for the WCP Acquisition is based upon a preliminary valuation and the Company's estimates and assumptions, which are subject to change as the Company obtains additional information. The preliminary allocation of the total purchase price for the WCP Acquisition was primarily allocated to restricted cash, long-term prepaid rent, other intangible assets, deferred tax assets, goodwill and debt. The preliminary purchase price allocation to long-term prepaid rent was approximately $322.4 million and had a weighted-average amortization period of 38 years. See notes 4 and 5.
NextG Networks Acquisition
In December 2011, the Company entered into a definitive agreement to acquire NextG Networks, Inc. ("NextG") for approximately $1.0 billion in cash, subject to certain adjustments. On April 10, 2012, the Company closed the acquisition (“NextG Acquisition”). The results of operations from NextG have been included in the consolidated statements of operations since the date of acquisition.
Prior to the NextG Acquisition, NextG was the largest U.S. provider of outdoor DAS, a network of antennas connected by fiber to a communications hub designed to facilitate wireless communications for wireless carriers. Approximately 75% of NextG's nodes at the time of the acquisition were located in the ten largest metropolitan statistical areas in the U.S.
The Company utilized borrowings under the 2012 Term Loans to fund the cash consideration of approximately $1.0 billion.
The preliminary purchase price allocation for the NextG Acquisition is shown below. The preliminary purchase price allocation, including with respect to fixed assets, intangibles assets and certain liabilities, is based upon a preliminary valuation and the Company's estimates and assumptions, which are subject to change as the Company obtains additional information.

Preliminary Purchase Price Allocation
Current assets	$74,246
Property and equipment	515,984
Goodwill	682,148
Other intangible assets, net	195,000
Other assets	4,251
Current liabilities	(86,433)
Below-market tenant leases and other non-current liabilities	(330,045)
Deferred income tax liabilities	(57,433)
Net assets acquired	$997,718
Subsequent to the closing of the NextG Acquisition, the Company finalized plans for the integration of NextG's operations and DAS into the Company's operations, including with respect to the Company's policies, procedures and systems. As a result, for the period ending June 30, 2012 the Company recognized integration costs of: (1) $3.4 million related to severance and retention bonuses payable to involuntarily terminated employees of NextG and (2) other incremental costs directly related to the integration of $3.3 million, including costs associated with temporary employees assisting with the NextG integration. These costs are classified as acquisition and integration costs in the Company's consolidated statement of operation and comprehensive income (loss).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Unaudited Pro Forma Operating Results
The following table presents the unaudited pro forma condensed consolidated results of operations of the Company as if the NextG Acquisition was completed as of January 1, 2011 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Six Months Ended June 30,
	2012	2011
Net revenues	$1,172,450	$1,061,257
Net income (loss)	$101,989	$57,918	(a)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.34	$0.17
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.34	$0.16
________________

(a)	Inclusive of $46.3 million in NextG stock-based compensation charges and $15.7 million in acquisition and integration costs.
The unaudited pro forma condensed consolidated results of operations include non-recurring pro forma adjustments predominately related to a $57.4 million decrease for the six months ended June 30, 2012 and a corresponding $57.4 million increase for the six months ended June 30, 2011 in income tax benefit related to the reversal of U.S. federal and state deferred income tax valuation allowances as a result of recording deferred tax liabilities.
See note 4 for discussion of goodwill and other intangible assets recognized in conjunction with the NextG Acquisition and note 6 for discussion of the income tax impact of the NextG Acquisition.

4.	Goodwill and Intangible Assets

Goodwill of $682.1 million was recorded in the CCUSA segment in connection with the NextG Acquisition, none of which is expected to be deductible for tax purposes. Goodwill of $54.8 million was recorded in connection with the WCP Acquisition, of which $40.9 million is not expected to be deductible for tax purposes.
The purchase price of the NextG Acquisition resulted in the recognition of a substantial amount of goodwill based on the following:

•	the acquired and in-process DAS have low average tenancy, which the Company believes provides an opportunity to co-locate additional tenants on those systems;

•
the Company believes that the economics associated with DAS are similar to the economics associated with the Company's towers, whereby expected increases in revenues from additional tenants on existing DAS are expected to result in high incremental margins due to relatively fixed operating costs;

•
the Company believes the demand for tenants to co-locate on DAS will be driven by the continued growth trends in the wireless communication industry as wireless carriers continue to focus on improving network quality and expanding capacity;

•
the Company believes the acquired DAS are well-positioned to benefit from the anticipated growth in the wireless industry with their previously mentioned locations in the ten largest metropolitan statistical areas in the U.S.; and

•	other intangibles not qualified for separate recognition, including the assembled work force.
To a lesser extent, a portion of the goodwill recognized is the result of recording the tax impact of the NextG Acquisition. See also note 6.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a summary of the Company's intangible assets.

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$3,091,480	$(825,535)	$2,265,945	$2,823,832	$(748,850)	$2,074,982
Other intangible assets	181,435	(56,088)	125,347	152,375	(49,175)	103,200
Total	$3,272,915	$(881,623)	$2,391,292	$2,976,207	$(798,025)	$2,178,182
The components of the additions to intangible assets during the six months ended June 30, 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012		2012
	Amount	Weighted-Average Amortization Period	Amount(a)	Weighted-Average Amortization Period
		(In years)		(In years)
Site rental contracts and customer relationships	$162,062	19.6	$267,564	23.5
Other intangible assets	30,000	19.0	30,573	18.9
Total	$192,062	19.5	$298,137	23.0
________________

(a)	$94.5 million related to the WCP Acquisition.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2012	2011	2012	2011
Depreciation, amortization and accretion	$42,353	$39,663	$82,525	$79,234
Site rental costs of operations	755	875	1,563	1,995
Total amortization expense	$43,108	$40,538	$84,088	$81,229
The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the six months ended December 31, 2012 and years ended December 31, 2013 to 2016 is as follows:

	Six Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$87,277	$166,400	$164,128	$155,247	$155,247
During the six months ended June 30, 2012, the Company recorded deferred credits of $277.2 million related to below-market tenant leases as a result of the preliminary purchase price allocation for the NextG Acquisition (see note 3). The below-market tenant leases recorded during the six months ended June 30, 2012 have a weighted-average amortization period of 11 years and are amortized to site rental revenues on the consolidated statement of operations and comprehensive income (loss).
The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the six months ended December 31, 2012 and years ended December 31, 2013 to 2016 are as follows:

	Six Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$13,203	$26,398	$26,361	$25,527	$24,799

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of June 30, 2012		Outstanding Balance as of December 31, 2011	Stated Interest Rate as of June 30, 2012(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$—		$251,000	N/A
2012 Revolver	Jan. 2012	Jan. 2017		—	(b)	—	N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014		—		619,125	N/A
2012 Term Loans	Jan. 2012	2017/2019		2,085,750		—	3.7%	(c)
Total bank debt				2,085,750		870,125
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	207,478		216,431	7.0%
WCP Securitized Notes	Nov. 2010	Nov. 2040	(f)	331,663	(f)	—	5.4%	(g)
Total securitized debt				3,989,141		3,666,431
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		789,316		817,799	9.0%	(h)
7.75% Secured Notes	April 2009	May 2017		945,836		978,983	7.8%	(i)
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,005		497,904	7.1%	(j)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,233,208		2,294,737
Other:
Capital leases and other obligations	Various	Various	(k)	78,987		54,406	Various	(k)
Total debt and other obligations				8,387,086		6,885,699
Less: current maturities and short-term debt and other current obligations				79,303		32,517
Non-current portion of long-term debt and other long-term obligations				$8,307,783		$6,853,182
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of June 30, 2012, the undrawn availability under the $1.0 billion senior secured revolving credit facility ("2012 Revolver") is $1.0 billion.

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

(e)
The 2009 Securitized Notes consist of $137.5 million of principal as of June 30, 2012 that amortizes through 2019, and $70.0 million of principal as of June 30, 2012 that amortizes during the period beginning in 2019 and ending in 2029.

(f)
The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP Acquisition. The WCP Securitized Notes include a fair value adjustment that increased the debt carrying value by $14.4 million as of June 30, 2012. The anticipated repayment date is 2015 for each class of the debt assumed in connection with the WCP Acquisition.

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
2012 Credit Facility
In January 2012, the Company refinanced and repaid the Revolver and 2007 Term Loans with the proceeds of a $3.1 billion senior credit facility ("2012 Credit Facility") issued by CCOC. The 2012 Credit Facility consists of (1) a $1.0 billion 2012 Revolver

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

which will mature in January 2017, (2) a $500.0 million Term Loan A which will mature in January 2017, and (3) a $1.6 billion Term Loan B which will mature in January 2019. The Term Loan B was fully drawn at closing and the Revolver and the Term Loan A were undrawn at closing. In March 2012, the Company drew the full amount under the Term Loan A.
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC and certain of its subsidiaries' deposit accounts ($42.1 million as of June 30, 2012) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
The proceeds of the 2012 Credit Facility were used in part to repay the existing Revolver, repay the 2007 Term Loans and to fund the cash consideration of the WCP Acquisition and NextG Acquisition (see note 3). The balance of the proceeds will be available for general corporate purposes, including purchases of shares of the Company's common stock.
WCP Securitized Notes
In January 2012, the Company assumed $320.1 million face value of secured debt in connection with the WCP Acquisition. The anticipated repayment date is 2015 for each class of the WCP Securitized Notes. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes. The Company also acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP Securitized Notes. Interest and principal are paid monthly on the WCP Securitized Notes. The provisions of the WCP Securitized Notes are similar to those of our 2010 Tower Revenue Notes (see note 6 of our 2011 10-K for a discussion of the Company's 2010 Tower Revenue Notes).
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at June 30, 2012. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes. See above for a further discussion on the WCP Securitized Notes.

	Six Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2012	2013	2014	2015	2016	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$38,217	$88,006	$97,805	$939,765	$112,240	$7,158,043	$8,434,076	$(46,990)	$8,387,086
Retirement of Long-Term Obligations
The following is a summary of the retirement of long-term obligations during the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)
Revolver	$251,000	$251,000	$(1,445)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	37,257	41,334	(6,517)
7.75% Secured Notes(b)	35,488	39,027	(4,731)
Total	$942,870	$950,486	$(14,586)
________________

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC rather than by the subsidiaries that issued the debt, because of restrictions upon the subsidiaries that issued the debt; as a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of an aggregate $7.0 million related to the write-off of deferred financing costs and discounts.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense on debt obligations	$120,625	$100,802	$233,632	$201,687
Amortization of deferred financing costs	5,278	3,754	10,090	7,476
Amortization of adjustments on long-term debt	2,961	3,968	6,724	7,833
Amortization of interest rate swaps	16,319	17,959	32,657	35,848
Other, net of capitalized interest	(243)	—	(691)	325
Total	$144,940	$126,483	$282,412	$253,169

6.	Income Taxes
Key aspects of the accounting for income taxes for the three months ended June 30, 2012 are as follows:

•	the Company recorded $50.0 million of U.S. federal and $7.4 million of state deferred tax liabilities in the NextG Acquisition in connection with the preliminary purchase price allocation;

•
in conjunction with (1) recording deferred tax liabilities in the NextG Acquisition in connection with the preliminary purchase price allocation and (2) consideration of the Company's continued historical trend of positive income (during 2012, the Company will have cumulative pre-tax income for the three-year period), the Company determined that it is more likely than not that the substantial portion of the Company's remaining U.S. federal and state deferred tax assets will be realized in future years; and

•	as a result of the above, the Company reversed a total of $70.1 million of federal and $20.0 million of state valuation allowances to the benefit (provision) for income taxes.
The remaining valuation allowances as of June 30, 2012 reserve assets associated principally with (1) U.S. federal capital losses ($29.4 million), (2) certain state net operating losses ($9.7 million), and (3) deferred tax assets associated with CCAL ($61.7 million).

7.	Redeemable Convertible Preferred Stock
In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock. In February 2012, the Company issued 8.3 million shares of common stock associated with the previously outstanding 6.25% Redeemable Convertible Preferred Stock.

8.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$96,175	$96,175	$80,120	$80,120
Restricted cash, current and non-current	1	284,962	284,962	257,368	257,368
Liabilities:
Long-term debt and other obligations	2	8,387,086	9,018,076	6,885,699	7,355,652
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to CCIC stockholders	$116,013	$30,871	$166,044	$70,888
Dividends on preferred stock	—	(5,202)	(2,629)	(10,403)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$116,013	$25,669	$163,415	$60,485
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	290,649	285,280	287,781	286,139
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	554	1,746	1,248	2,076
Diluted weighted-average number of common shares outstanding	291,203	287,026	289,029	288,215
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.40	$0.09	$0.57	$0.21
Diluted	$0.40	$0.09	$0.57	$0.21
 For the three and six months ended June 30, 2012, 1.0 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that June 30, 2012 was the end of the contingency period. See note 12.

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

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$487,761	$29,827	$—	$517,588	$429,454	$27,649	$—	$457,103
Network services and other	62,049	5,874	—	67,923	40,017	3,216	—	43,233
Net revenues	549,810	35,701	—	585,511	469,471	30,865	—	500,336
Operating expenses:
Costs of operations:(a)
Site rental	123,063	8,508	—	131,571	112,153	8,990	—	121,143
Network services and other	36,846	3,416	—	40,262	23,576	2,330	—	25,906
General and administrative	41,541	5,537	—	47,078	36,702	4,557	—	41,259
Asset write-down charges	3,646	—	—	3,646	5,930	275	—	6,205
Acquisition and integration costs	7,469	26	—	7,495	490	—	—	490
Depreciation, amortization and accretion	144,793	7,689	—	152,482	130,488	7,703	—	138,191
Total operating expenses	357,358	25,176	—	382,534	309,339	23,855	—	333,194
Operating income (loss)	192,452	10,525	—	202,977	160,132	7,010	—	167,142
Interest expense and amortization of deferred financing costs	(144,940)	(5,000)	5,000	(144,940)	(126,484)	(5,816)	5,817	(126,483)
Gains (losses) on retirement of long-term obligations	(7,518)	—	—	(7,518)	—	—	—	—
Interest income	258	124	—	382	70	138	—	208
Other income (expense)	2,756	(5)	(5,000)	(2,249)	1,717	2	(5,817)	(4,098)
Benefit (provision) for income taxes	68,921	(489)	—	68,432	(5,184)	(571)	—	(5,755)
Net income (loss)	111,929	5,155	—	117,084	30,251	763	—	31,014
Less: Net income (loss) attributable to the noncontrolling interest	(58)	1,129	—	1,071	—	143	—	143
Net income (loss) attributable to CCIC stockholders	$111,987	$4,026	$—	$116,013	$30,251	$620	$—	$30,871
Capital expenditures	$88,687	$5,958		$94,645	$61,080	$2,960	$—	$64,040
Total assets (at quarter end)	$12,532,201	$358,733	$(293,258)	$12,597,676
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$955,880	$59,237	$—	$1,015,117	$860,097	$53,202	$—	$913,299
Network services and other	109,017	13,122	—	122,139	77,681	8,395	—	86,076
Net revenues	1,064,897	72,359	—	1,137,256	937,778	61,597	—	999,375
Operating expenses:
Costs of operations:(a)
Site rental	237,007	17,435	—	254,442	222,578	16,980	—	239,558
Network services and other	63,648	8,135	—	71,783	47,533	5,597	—	53,130
General and administrative	85,194	12,885	—	98,079	76,299	9,704	—	86,003
Asset write-down charges	6,679	11	—	6,690	10,287	319	—	10,606
Acquisition and integration costs	9,121	54	—	9,175	1,044	—	—	1,044
Depreciation, amortization and accretion	276,434	15,448	—	291,882	260,464	15,000	—	275,464
Total operating expenses	678,083	53,968	—	732,051	618,205	47,600	—	665,805
Operating income (loss)	386,814	18,391	—	405,205	319,573	13,997	—	333,570
Interest expense and amortization of deferred financing costs	(282,399)	(10,337)	10,324	(282,412)	(252,845)	(11,758)	11,434	(253,169)
Gains (losses) on retirement of long-term obligations	(14,586)	—	—	(14,586)	—	—	—	—
Interest income	455	281	—	736	140	239	—	379
Other income (expense)	7,043	(45)	(10,324)	(3,326)	6,730	—	(11,434)	(4,704)
Benefit (provision) for income taxes	62,747	(1,010)	—	61,737	(3,815)	(1,123)	—	(4,938)
Net income (loss)	160,074	7,280	—	167,354	69,783	1,355	—	71,138
Less: Net income (loss) attributable to the noncontrolling interest	(268)	1,578	—	1,310	—	250	—	250
Net income (loss) attributable to CCIC stockholders	$160,342	$5,702	$—	$166,044	$69,783	$1,105	$—	$70,888
Capital expenditures	$150,901	$8,796	$—	$159,697	$112,326	$4,364	$—	$116,690
Total assets (at quarter end)	$12,532,201	$358,733	$(293,258)	$12,597,676
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$111,929	$5,155	$—	$117,084	$30,251	$763	$—	$31,014
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,646	—	—	3,646	5,930	275	—	6,205
Acquisition and integration costs	7,469	26	—	7,495	490	—	—	490
Depreciation, amortization and accretion	144,793	7,689	—	152,482	130,488	7,703	—	138,191
Amortization of prepaid lease purchase price adjustments	3,893	—	—	3,893	—	—	—	—
Interest expense and amortization of deferred financing costs	144,940	5,000	(5,000)	144,940	126,484	5,816	(5,817)	126,483
Gains (losses) on retirement of long-term obligations	7,518	—	—	7,518	—	—	—	—
Interest income	(258)	(124)	—	(382)	(70)	(138)	—	(208)
Other income (expense)	(2,756)	5	5,000	2,249	(1,717)	(2)	5,817	4,098
Benefit (provision) for income taxes	(68,921)	489	—	(68,432)	5,184	571	—	5,755
Stock-based compensation expense	8,070	(46)		8,024	7,758	109	—	7,867
Adjusted EBITDA	$360,323	$18,194	$—	$378,517	$304,798	$15,097	$—	$319,895

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$160,074	$7,280	$—	$167,354	$69,783	$1,355	$—	$71,138
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6,679	11	—	6,690	10,287	319	—	10,606
Acquisition and integration costs	9,121	54	—	9,175	1,044	—	—	1,044
Depreciation, amortization and accretion	276,434	15,448	—	291,882	260,464	15,000	—	275,464
Amortization of prepaid lease purchase price adjustments	6,443	—	—	6,443	—	—	—	—
Interest expense and amortization of deferred financing costs	282,399	10,337	(10,324)	282,412	252,845	11,758	(11,434)	253,169
Gains (losses) on retirement of long-term obligations	14,586	—	—	14,586	—	—	—	—
Interest income	(455)	(281)	—	(736)	(140)	(239)	—	(379)
Other income (expense)	(7,043)	45	10,324	3,326	(6,730)	—	11,434	4,704
Benefit (provision) for income taxes	(62,747)	1,010	—	(61,737)	3,815	1,123	—	4,938
Stock-based compensation expense	17,105	2,077	—	19,182	17,254	1,278	—	18,532
Adjusted EBITDA	$702,596	$35,981	$—	$738,577	$608,622	$30,594	$—	$639,216

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

12.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2012	3,403
Shares granted(a)	961
Shares vested(b)	(1,953)
Shares forfeited	(45)
Shares outstanding at June 30, 2012	2,366
__________________

(a)
Weighted-average grant-date fair value of $38.34 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 31% in the Monte Carlo simulation used to measure grant-date fair value.

(b)	Fair value on vesting date of $100.4 million.
During the six months ended June 30, 2012, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the six months ended June 30, 2012, the Company granted 0.5 million shares of restricted stock awards ("2012 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $15.9 million for both the six months ended June 30, 2012 and 2011. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2012 is $43.9 million.

13.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$234,862	$201,541
Income taxes paid	2,556	3,543
Supplemental disclosure of non-cash financing activities:
Assets acquired through capital leases and installment sales	11,837	13,025
Conversion of redeemable convertible preferred stock (note 7)	305,180	—

14.	Subsequent Event
The following is an update to the summary of rental cash payments owed to the Company as of June 30, 2012 and includes the impact of the T-Mobile modernization agreement signed in July 2012, as well as other additions including the NextG Acquisition and WCP Acquisition.

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Tenant leases	$894,128	$1,806,638	$1,703,343	$1,710,320	$1,663,397	$11,123,235	$18,901,061

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems ("DAS"), a type of small cell ("small cells"), and (3) third party land interests, including ground lease related assets. Our core business is renting space on our towers, small cells and third party land interests via long-term contracts in various forms. Revenues generated from our core site rental business represented 88% of our second quarter 2012 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2011 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals as of and for the six months ended June 30, 2012.

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

◦
We expect our site rental revenues will grow approximately 13% from full year 2011 to full year 2012, inclusive of the impacts of all of the major U.S. wireless carriers deploying network enhancements, the NextG Acquisition and the WCP Acquisition. We expect our new tenant additions will contribute in excess of 6% to the year-over-year growth in site rental revenues from full year 2011 to full year 2012. Our 2012 site rental revenue growth expectations assumes less than 1% net contribution to growth from the existing base of business (which has historically contributed approximately 2% to 4% per annum to our site rental revenue growth) as the increase attributable to lease escalations and straight-line impact of renewals is expected to be offset by the timing of expected cancellation of customer contracts due to prior wireless carrier consolidation.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately nine years, exclusive of renewals at the customer's option, representing approximately $19 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 72% of consolidated revenues.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% and 73% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements in the land and other property interests, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 81% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $11.5 million, which represented less than one quarter of a percent of net revenues.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $324.3 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

•	Capital allocated to drive long-term shareholder value (per share) (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing or redeeming our debt.

◦
Discretionary investments included: (1) the acquisitions of WCP and NextG for an aggregate purchase price of approximately $1.5 billion, (2) $148.2 million in capital expenditures, (3) the purchase of 0.7 million shares of common stock for $35.7 million, and (4) the purchase of $72.7 million of face value of debt using $80.4 million.

◦	In December 2011, we entered into a definitive agreement to acquire NextG for approximately $1.0 billion in cash, subject to certain adjustments.

◦
In January 2012, we acquired certain subsidiaries of WCP for a purchase price of $214.7 million, including $39.2 million of restricted cash and excluding the assumption of $336.3 million (after fair value adjustments) of debt. Upon closing the WCP Acquisition in January 2012, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets.

◦
In January 2012, we refinanced and repaid our credit facility and term loans with the proceeds of a $3.1 billion senior secured credit facility; the proceeds of such credit facility were also used to fund the cash consideration of the WCP Acquisition and NextG Acquisition.

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

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2011 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2011 Form 10-K).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$517,588	88%	$457,103	91%	13%
Network services and other	67,923	12%	43,233	9%	57%
Net revenues	585,511	100%	500,336	100%	17%
Operating expenses:
Costs of operations(a):
Site rental	131,571	25%	121,143	27%	9%
Network services and other	40,262	59%	25,906	60%	55%
Total costs of operations	171,833	29%	147,049	29%	17%
General and administrative	47,078	8%	41,259	8%	14%
Asset write-down charges	3,646	1%	6,205	1%	*
Acquisition and integration costs	7,495	1%	490	—	*
Depreciation, amortization and accretion	152,482	26%	138,191	28%	10%
Total operating expenses	382,534	65%	333,194	67%	15%
Operating income (loss)	202,977	35%	167,142	34%	21%
Interest expense and amortization of deferred financing costs	(144,940)		(126,483)
Gains (losses) on retirement of long-term obligations	(7,518)		—
Interest income	382		208
Other income (expense)	(2,249)		(4,098)
Income (loss) before income taxes	48,652		36,769
Benefit (provision) for income taxes	68,432		(5,755)
Net income (loss)	117,084		31,014
Less: Net income (loss) attributable to the noncontrolling interest	1,071		143
Net income (loss) attributable to CCIC stockholders	$116,013		$30,871
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,015,117	89%	$913,299	91%	11%
Network services and other	122,139	11%	86,076	9%	42%
Net revenues	1,137,256	100%	999,375	100%	14%
Operating expenses:
Costs of operations(a):
Site rental	254,442	25%	239,558	26%	6%
Network services and other	71,783	59%	53,130	62%	35%
Total costs of operations	326,225	29%	292,688	29%	11%
General and administrative	98,079	9%	86,003	9%	14%
Asset write-down charges	6,690	1%	10,606	1%	*
Acquisition and integration costs	9,175	1%	1,044	—	*
Depreciation, amortization and accretion	291,882	26%	275,464	28%	6%
Total operating expenses	732,051	66%	665,805	67%	10%
Operating income (loss)	405,205	34%	333,570	33%	21%
Interest expense and amortization of deferred financing costs	(282,412)		(253,169)
Gains (losses) on retirement of long-term obligations	(14,586)		—
Interest income	736		379
Other income (expense)	(3,326)		(4,704)
Income (loss) before income taxes	105,617		76,076
Benefit (provision) for income taxes	61,737		(4,938)
Net income (loss)	167,354		71,138
Less: Net income (loss) attributable to the noncontrolling interest	1,310		250
Net income (loss) attributable to CCIC stockholders	$166,044		$70,888
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Second Quarter 2012 and 2011. Our consolidated results of operations for the second quarter of 2012 and 2011, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 97% and 98% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
First Half 2012 and 2011. Our consolidated results of operations for the first half of 2012 and 2011, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 97% and 98% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
Comparison of Operating Segments
Our reportable operating segments for the second quarter of 2012 are (1) CCUSA, primarily consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our condensed consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 11 to our condensed consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—Second Quarter 2012 and 2011
Net revenues for the second quarter of 2012 increased by $80.3 million, or 17%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $58.3 million, or 14%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions, predominately from amendments, were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the second quarter of 2012 increased by $47.4 million, or 15%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 14% increase in site rental revenues. Site rental gross margins for the second quarter of 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $47.4 million incremental margin represents 81% of the related increase in site rental revenues.
Network services and other revenues for the second quarter of 2012 increased by $22.0 million, or 55%, and the related gross margin increased by $8.8 million, or 53%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2012 increased by $4.8 million, or approximately 13%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for both the second quarter of 2012 and 2011. General and administrative expenses are inclusive of stock-based compensation charges, as discussed further in note 12 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily related to the expansion of our small cell product offering, relating primarily to additional employees and related expenses, including with respect to the NextG Acquisition. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the second quarter of 2012 increased by $55.5 million, or 18%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and growth in our service business.
Depreciation, amortization and accretion for the second quarter of 2012 increased by $14.3 million, or 11%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition.

Interest expense and amortization of deferred financing costs increased $18.5 million, or 15%, from the second quarter of 2011 to the second quarter of 2012. This increase was predominately due to the increase in debt outstanding resulting from our first quarter 2012 refinancing. The refinancing of our credit facility effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition. For a further discussion of our debt, see note 6 to our consolidated financial statements in the 2011 Form 10-K.
During the second quarter of 2012, we initiated a plan to integrate the operations and DAS assets of the NextG Acquisition into our operations, including with respect to our policies, procedures and systems. We recorded $6.3 million of integration costs related to the NextG Acquisition primarily consisting of severance and retention bonuses payable to involuntarily terminated employees of NextG.
The benefit (provision) for income taxes for the second quarter of 2012 was a benefit of $68.9 million ($90.1 million valuation allowance reversal offset by $21.2 million of quarterly expense), compared to a provision of $5.2 million for the second quarter of 2011. During the second quarter of 2012, we reversed our U.S. federal and state valuation allowances resulting from (1) the NextG Acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. During the second quarter of 2011, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the second quarter of 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance (see note 6 to our condensed consolidated financial statements). For the remainder of 2012, we expect to record a deferred tax provision at a rate of approximately 41% along with a current tax provision of approximately 3% for a total tax rate of 44%.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2012 increased by $81.7 million from the second quarter of 2011. The increase in net income was predominately due to (1) growth in our site rental and services businesses, (2) the net impact of our acquisitions, (3) the reversal of our U.S. federal and state tax valuation allowances, and partially offset by (4) the increase in interest expense and amortization of deferred financing costs.
CCUSA—First Half 2012 and 2011
Net revenues for the first half of 2012 increased by $127.1 million, or 14%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $95.8 million, or 11%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions, and cancellations of our customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first half of 2012 increased by $81.4 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 11% increase in site rental revenues. Site rental gross margins for the first half of 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower and (2) acquisitions. The $81.4 million incremental margin represents 85% of the related increase in site rental revenues.
Network services and other revenues for the first half of 2012 increased by $31.3 million, or 40%, and the related gross margin increased by $15.2 million, or 50% from the same period in the prior year. The increase in our network services and other gross margin is a reflection of carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin site development services as a percentage of total network services and other revenues.
General and administrative expenses for the first half of 2012 increased by $8.9 million, or 12%, from the same period in the prior year. General and administrative expenses were 8% of net revenues in the first half of 2012 and 2011. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 12 to our condensed consolidated financial statements. The increase in general and administrative expenses was partially related to the expansion of our small cell product offering, relating primarily to additional employees and related expenses, including with respect to the NextG Acquisition. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first half of 2012 increased by $94.0 million, or 15%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and cost containment.
Depreciation, amortization and accretion for the first half of 2012 increased by $16.0 million, or 6%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition.
During the first half of 2012, we refinanced our credit facility through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion revolving credit facility due in 2017. The refinancing of our credit facility effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition. This refinancing and the early retirement of certain of our debt resulted in a net loss of $14.6 million during the first half of 2012. The increase in interest expense and amortization of deferred financing costs of $29.6 million, or 12%, from the first half of 2011 to the first half of 2012 predominately resulted from the increase in debt outstanding. For a further discussion of our debt, see note 6 to our consolidated financial statements in the 2011 Form 10-K.
During the first half of 2012, we initiated a plan to integrate the operations and DAS assets of the NextG Acquisition into our operations, including with respect to our policies, procedures and systems. We recorded $6.7 million of integration costs related to NextG Acquisition primarily consisting of severance and retention bonuses payable to involuntarily terminated employees of NextG.

The benefit (provision) for income taxes for the first half of 2012 was a benefit of $62.7 million ($90.1 million valuation allowance reversal offset by $27.4 million of year-to-date expense), compared to a provision of $3.8 million for the first half of 2011. During the first half of 2012, we reversed $90.1 million of our U.S. federal and state valuation allowances, resulting from (1) the NextG Acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. During the first half of 2011, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets. For the first half of 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes (see note 6 in our condensed consolidated financial statements). For the remainder of 2012, we expect to record a deferred tax provision at a rate of approximately 41% along with a current tax provision of approximately 3% for a total tax rate of 44%.
Net income (loss) attributable to CCIC stockholders for the first half of 2012 was income of $160.3 million. Net income (loss) attributable to CCIC stockholders for the first half of 2011 was income of $69.8 million. The increase of $90.6 million in net income was predominately due to (1) growth in our site rental business and service business, (2) the net impact of our acquisitions, and (3) the reversal of the U.S. federal and state deferred tax valuation allowances, and partially offset by (4) the increase in interest expense.
CCAL—Second Quarter 2012 and 2011
The increases and decreases between the second quarter of 2012 and the second quarter of 2011 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the second quarter of 2012 was approximately 1.01, a decrease of 5% from approximately 1.06 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the second quarter of 2012 increased by $4.8 million, or 16%, from the same period in the prior year. Site rental revenues for the second quarter of 2012 increased by $2.2 million, or 8%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $1.8 million and $1.5 million, respectively, and accounted for a decrease of 6% and 6%, respectively, for the second quarter of 2012 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our wireless infrastructure, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $2.7 million increase in network services and other revenues primarily driven by the acquisition of a network services company.
Site rental gross margins increased by $2.7 million, or 14%, for the second quarter of 2012, from $18.7 million, for the second quarter of 2011. Adjusted EBITDA for the second quarter of 2012 increased by $3.1 million, or 21%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2012 was net income of $4.0 million, compared to net income of $0.6 million for the second quarter of 2011. The increase in net income was primarily driven by the growth in the site rental business. We are continuing to evaluate the valuation allowances on our deferred tax assets at CCAL. Due to CCAL's recent history of modest taxable income (loss) ($3.6 million loss in 2010 and $9.1 million income in 2011, respectively), we may reverse a small portion of CCAL's approximately $61.7 million deferred tax valuation allowance during 2012 if CCAL continues to report income.

CCAL—First Half 2012 and 2011
The increases and decreases between the first half of 2012 and the first half of 2011 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first half of 2012 was approximately 1.03, which remained relatively consistent with the average rate of approximately 1.03 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first half of 2012 increased by $10.8 million, or 17%, from the same period in the prior year. Site rental revenues for the first half of 2012 increased by $6.0 million, or 11%, from the same period in the prior year. The exchange rate had an insignificant impact on net revenues and site rental revenues for the first half of 2012 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $4.7 million increase in network services and other revenues primarily driven by the acquisition of a network services company.
Site rental gross margins increased by $5.6 million, or 15%, for the first half of 2012, from $36.2 million for the first half of 2011. Adjusted EBITDA for the first half of 2012 increased by $5.4 million, or 18%, from the same period in the prior year. The increases in site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drive the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first half of 2012 was net income of $5.7 million, compared to net income of $1.1 million for the first half of 2011. The increase in net income was primarily driven by the previously mentioned increase in the site rental business.

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
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We have $2.5 billion of federal net operating losses to offset future taxable income. We expect to utilize its federal net operating losses between now and 2016 based on current taxable income projections. We evaluate our options with respect to appropriately managing our tax position on an on-going basis. These options may include a conversion to a real estate investment trust ("REIT"), which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes.
Liquidity Position.    The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2012
(In thousands of dollars)
Cash and cash equivalents(a)	$96,175
Undrawn revolving credit facility availability(b)	1,000,000
Debt and other long-term obligations	8,387,086
Total equity	2,865,998
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

During January 2012, we refinanced and repaid our credit facility and term loans through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion undrawn revolving credit facility due in 2017.  This refinancing effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition. See notes 3 and 5 to our condensed consolidated financial statements.
Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $79.3 million (principal payments) and (2) capital expenditures in excess of $375 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of June 30, 2012.

Summary Cash Flow Information

	Six Months Ended June 30, 2012
	2012	2011	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$324,342	$283,809	$40,533
Investing activities	(1,357,825)	(128,236)	(1,229,589)
Financing activities	1,049,237	(160,531)	1,209,768
Effect of exchange rate changes on cash	301	543	(242)
Net increase (decrease) in cash and cash equivalents	$16,055	$(4,415)	$20,470
Operating Activities
The increase in net cash provided by operating activities for the first half of 2012 of $40.5 million, or 14%, from first half of 2011, was primarily due to growth in our site rental business, as well as the WCP Acquisition. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.

Investing Activities
Capital Expenditures.

	Six Months Ended June 30, 2012
	2012	2011	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$57,056	$52,870	$4,186
Wireless infrastructure improvements and other	56,251	35,520	20,731
Construction of wireless infrastructure	34,864	20,673	14,191
Sustaining	11,526	7,627	3,899
Total	$159,697	$116,690	$43,007
Other than sustaining capital expenditures, which we expect to be approximately $27 million to $32 million for the year ended December 31, 2012, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $375 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2012, with less than one-fourth of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
Wireless infrastructure improvement capital expenditures typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation, and (3) changes in structural engineering standards. Wireless infrastructure construction capital expenditures increased from the first six months of 2011 to the same period in 2012 as a result of additional DAS network builds.
Acquisitions.  See notes 3, 4 and 5 to our condensed consolidated financial statements for a discussion of our acquisitions of WCP and NextG.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt. During the first three months of 2012, our financing activities predominately related to refinancing our credit facility, which effectively extended the maturity of our credit facility as well as provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition.
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of July 27, 2012, there were no amounts outstanding under our revolving credit facility. During the first quarter of 2012, we borrowed $2.1 billion under our term loans. The proceeds of our term loans were used to fund the cash consideration of the WCP Acquisition and NextG Acquisition. See notes 3 and 5 to our condensed consolidated financial statements for a further discussion of our credit facility and acquisitions.
Assumption of Debt. We assumed $320.1 million face value of secured debt in connection with the WCP Acquisition. The anticipated repayment date is 2015 for each class of the WCP Securitized Notes. Nearly all of the third party land interests acquired and the cash flows derived therefrom are effectively pledged as security on the outstanding debt. See note 5 to our condensed consolidated financial statements for additional information on the WCP Securitized Notes.
Debt Purchases and Repayments. See note 5 to our condensed consolidated financial statements for a summary of our debt purchases and repayments during the first quarter of 2012, including the gains (losses) on retirement of long-term obligations.
Common Stock and Preferred Stock Activity.    As of June 30, 2012 and December 31, 2011, we had 293.0 million and 284.4 million common shares outstanding, respectively. During the first six months of 2012, we purchased 0.7 million shares of common stock at an average price of $51.37 per share utilizing $35.7 million in cash. During the first six months of 2012, our previously outstanding 6.25% convertible preferred stock was converted into 8.3 million shares of common stock.

Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following are the ratios applicable to the financial maintenance, restrictive and cash trap reserve covenants under our debt agreements. See our 2011 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Covenant Description	Type		Debt	Current Covenant Requirement	As of June 30, 2012	Latest Issuance Date
CCIC:
Leverage ratio	Restrictive	(f)	9% Senior Notes	≤7.00	5.7	6.7
Leverage ratio	Restrictive	(f)	7.125% Senior Notes	≤7.00	5.7	6.3
CCOC:
Net leverage ratio(a)	Maintenance	(g)	Credit Agreement	≤6.0	4.6	4.8
Interest coverage ratio(b)	Maintenance	(g)	Credit Agreement	≥2.5	4.1	3.9
Tower and third party land interest companies:
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2010 Tower Revenue Notes	>1.75	3.6	3.1
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2009 Securitized Notes	>1.30	3.2	2.4
Fixed charge coverage ratio(c)(d)	Cash Trap	(h)	7.75% Secured Notes	>1.35	3.2	2.5
Debt service coverage ratio(e)	Cash Trap	(h)	WCP Securitized Notes	≥1.30	1.7	N/A
________________

(a)
The Total Net Leverage Ratio for CCOC is calculated as the ratio of Total Indebtedness (excluding debt held by CCIC) less Unrestricted Cash (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four. In March 2014, the covenant requirement decreases to a maximum Total Net Leverage Ratio of 5.5 to 1.0. Consolidated EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 11 to our condensed consolidated financial statements.

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2011 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2011 Form 10-K. The critical accounting policies and estimates for the first half of 2012 have not changed from the critical accounting policies for the year ended December 31, 2011.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
No accounting pronouncements adopted during the six months ended June 30, 2012 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2012 are expected to have a material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($8.4 billion and $7.0 billion outstanding at June 30, 2012 and December 31, 2011, respectively);

•	our $2.1 billion of floating rate debt representing approximately 25% of our total debt, compared to 13% of our total debt as of December 31, 2011; and

•	potential future borrowings of incremental debt.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2012. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). See note 5 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2012	2013	2014	2015	2016	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$17,717	$47,006	$47,430	$876,890	$46,240	$5,313,043	(c)	$6,348,326	(c)	$6,953,183
Average interest rate(b)(c)	5.7%	5.4%	5.5%	8.8%	5.5%	9.2%	(c)	9.0%	(c)

Variable rate	$20,500	$41,000	$50,375	$62,875	$66,000	$1,845,000		$2,085,750		$2,064,893
Average interest rate(d)	3.2%	3.2%	3.2%	3.1%	3.1%	3.8%		3.7%
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

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 5% of our operating income for the six months ended June 30, 2012. Over the past year, the Australian dollar has weakened by 4% against the U.S. dollar. Over the past five years, the Australian dollar has strengthened by 20% against the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2011 Form 10-K, including additional risk factors discussed in "Item 1A. Risk Factors" in our 2011 Form 10-K. Based on recent activities, including the WCP Acquisition and NextG Acquisition, we have added the following risk factors.
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
We seek to expand and develop our business, including through acquisitions, increased product offerings and other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions and other activities in which we may engage. Such transactions and activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transaction and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	direct the time and attention of management away from other business operations toward such transactions and activities, including integrations;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business; or

•	result in current and prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers and other employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2012	—	$—	—	—
May 1 - May 31, 2012	3	53.87	—	—
June 1 - June 30, 2012	1	55.62	—	—
Total	4	$54.11	—	—
We paid $0.2 million in cash to effect these purchases.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a) 3.2	Composite By-laws of Crown Castle International Corp.

(a) 4.1	Form of Indenture between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 6, 2012	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 6, 2012	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)