Form 10-Q
period 2012-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2012-11-02
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Number of shares of common stock outstanding at October 29, 2012: 293,159,220

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts and demand for our towers and small cell operations and technologies, including the expected impact of the NextG Networks, Inc. acquisition and the expected closing of the proposed acquisition of rights to towers from T-Mobile USA, Inc. ("T-Mobile"), (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures and the funding of the proposed acquisition of rights to the T-Mobile towers, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,903	$80,120
Restricted cash	273,305	252,368
Receivables, net	141,399	77,258
Prepaid expenses	104,646	80,529
Deferred income tax assets	78,937	85,385
Deferred site rental receivables and other current assets, net	60,186	23,492
Total current assets	777,376	599,152
Deferred site rental receivables, net	804,231	621,103
Property and equipment, net of accumulated depreciation of $4,140,879 and $3,824,136, respectively	5,380,541	4,861,227
Goodwill	2,801,161	2,035,390
Other intangible assets, net	2,368,650	2,178,182
Long-term prepaid rent, deferred financing costs and other assets, net	604,460	250,042
Total assets	$12,736,419	$10,545,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,373	$32,055
Accrued interest	54,587	65,392
Deferred revenues and below-market tenant leases	220,744	167,238
Other accrued liabilities	120,020	104,904
Current maturities of debt and other obligations	88,093	32,517
Total current liabilities	531,817	402,106
Debt and other long-term obligations	8,295,071	6,853,182
Deferred income tax liabilities	96,735	97,562
Below-market tenant leases, deferred ground lease payable and other liabilities	869,991	500,350
Total liabilities	9,793,614	7,853,200
Commitments and contingencies (note 11)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2012—0 and December 31, 2011—6,111,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: September 30, 2012—$0 and December 31, 2011—$305,550	—	305,032
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2012—293,161,069 and December 31, 2011—284,449,372	2,932	2,844
Additional paid-in capital	5,615,263	5,312,342
Accumulated other comprehensive income (loss)	(71,633)	(116,996)
Accumulated deficit	(2,606,485)	(2,811,945)
Total CCIC stockholders' equity	2,940,077	2,386,245
Noncontrolling interest	2,728	619
Total equity	2,942,805	2,386,864
Total liabilities and equity	$12,736,419	$10,545,096

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Site rental	$538,761	$468,920	$1,553,878	$1,382,219
Network services and other	82,576	44,963	204,715	131,039
Net revenues	621,337	513,883	1,758,593	1,513,258
Operating expenses:
Costs of operations(a):
Site rental	135,314	121,759	389,756	361,317
Network services and other	50,029	25,083	121,812	78,213
General and administrative	55,862	42,922	153,941	128,925
Asset write-down charges	1,560	3,090	8,250	13,696
Acquisition and integration costs	2,937	617	12,112	1,661
Depreciation, amortization and accretion	154,867	138,523	446,749	413,987
Total operating expenses	400,569	331,994	1,132,620	997,799
Operating income (loss)	220,768	181,889	625,973	515,459
Interest expense and amortization of deferred financing costs	(144,949)	(127,119)	(427,361)	(380,288)
Gains (losses) on retirement of long-term obligations	—	—	(14,586)	—
Interest income	291	175	1,027	554
Other income (expense)	(632)	(737)	(3,958)	(5,441)
Income (loss) before income taxes	75,478	54,208	181,095	130,284
Benefit (provision) for income taxes	(32,300)	(2,825)	29,437	(7,763)
Net income (loss)	43,178	51,383	210,532	122,521
Less: Net income (loss) attributable to the noncontrolling interest	1,133	105	2,443	355
Net income (loss) attributable to CCIC stockholders	42,045	51,278	208,089	122,166
Dividends on preferred stock	—	(7,541)	(2,629)	(17,944)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$42,045	$43,737	$205,460	$104,222
Net income (loss)	$43,178	$51,383	$210,532	$122,521
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	—	—	—	(7,537)
Derivative instruments, net of taxes of $5,705, $0, $11,415 and $0, respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	—	(43)	—	(893)
Amounts reclassified into results of operations, net of taxes	10,594	17,986	37,541	53,834
Foreign currency translation adjustments	6,876	(16,816)	7,120	(6,662)
Total other comprehensive income (loss)	17,470	1,127	44,661	38,742
Comprehensive income (loss)	60,648	52,510	255,193	161,263
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,171	88	1,741	721
Comprehensive income (loss) attributable to CCIC stockholders	$59,477	$52,422	$253,452	$160,542
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.14	$0.16	$0.71	$0.37
Diluted	$0.14	$0.15	$0.71	$0.36
Weighted-average common shares outstanding (in thousands):
Basic	290,762	282,031	288,775	284,770
Diluted	292,098	283,899	290,527	286,868
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$210,532	$122,521
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	446,749	413,987
Gains (losses) on retirement of long-term obligations	14,586	—
Amortization of deferred financing costs and other non-cash interest	74,269	77,221
Stock-based compensation expense	33,573	24,937
Asset write-down charges	8,250	13,696
Deferred income tax benefit (provision)	(35,140)	6,684
Other adjustments	13	4,848
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(11,525)	(9,925)
Increase (decrease) in accounts payable	(494)	(9,713)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	31,230	(18,231)
Decrease (increase) in receivables	(44,213)	(5,318)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(203,372)	(165,433)
Net cash provided by (used for) operating activities	524,458	455,274
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,236,238)	(17,997)
Capital expenditures	(283,386)	(265,115)
Other investing activities, net	1,244	(14,375)
Net cash provided by (used for) investing activities	(1,518,380)	(297,487)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,100,000	—
Proceeds from issuance of capital stock	239	1,523
Principal payments on debt and other long-term obligations	(59,579)	(26,026)
Purchases and redemptions of long-term debt	(699,486)	—
Purchases of capital stock	(35,984)	(301,369)
Purchases of preferred stock	—	(15,002)
Borrowings under revolving credit agreement	—	273,000
Payments under revolving credit facility	(251,000)	(125,000)
Payments for financing costs	(40,255)	(82)
Net (increase) decrease in restricted cash	19,533	12,153
Dividends on preferred stock	(2,481)	(14,713)
Net cash provided by (used for) financing activities	1,030,987	(195,516)
Effect of exchange rate changes on cash	1,718	722
Net increase (decrease) in cash and cash equivalents	38,783	(37,007)
Cash and cash equivalents at beginning of period	80,120	112,531
Cash and cash equivalents at end of period	$118,903	$75,524

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2012	—	$—	293,038,013	$2,930	$5,599,106	$(89,065)	$(2,648,530)	$1,557	$2,865,998
Stock-based compensation related activity, net of forfeitures	—	—	127,860	2	16,468	—	—	—	16,470
Purchases and retirement of capital stock	—	—	(4,804)	—	(311)	—	—	—	(311)
Other comprehensive income (loss)(a)	—	—	—	—	—	17,432	—	38	17,470
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	42,045	1,133	43,178
Balance, September 30, 2012	—	$—	293,161,069	$2,932	$5,615,263	$(71,633)	$(2,606,485)	$2,728	$2,942,805

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2011	6,361,000	$317,045	287,099,439	$2,871	$5,407,010	$(141,746)	$(2,899,597)	$254	$2,368,792
Stock-based compensation related activity, net of forfeitures	—	—	88,793	1	8,448	—	—	—	8,449
Purchases and retirement of capital stock	—	—	(2,692,152)	(27)	(108,779)	—	—	—	(108,806)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	(2,538)	—	(2,538)
Other comprehensive income (loss)(a)	—	—	—	—	—	1,144	—	(17)	1,127
Dividends on preferred stock and amortization of issue costs	—	229	—	—	—	—	(5,003)	—	(5,003)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	51,278	105	51,383
Balance, September 30, 2011	6,111,000	$304,810	284,496,080	$2,845	$5,306,679	$(140,602)	$(2,855,860)	$590	$2,313,652
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$(116,996)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	1,124,969	12	33,801	—	—	—	33,813
Conversion of redeemable convertible preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	305,180
Purchases and retirement of capital stock	—	—	(699,177)	(7)	(35,977)	—	—	—	(35,984)
Other comprehensive income (loss)(a)	—	—	—	—	—	45,363	—	(702)	44,661
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	208,089	2,443	210,532
Balance, September 30, 2012	—	$—	293,161,069	$2,932	$5,615,263	$(71,633)	$(2,606,485)	$2,728	$2,942,805

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	1,000,308	10	26,450	—	—	—	26,460
Purchases and retirement of capital stock	—	—	(7,330,512)	(73)	(301,296)	—	—	—	(301,369)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	(2,538)	—	(2,538)
Other comprehensive income (loss)(a)	—	—	—	—	—	38,376	—	366	38,742
Dividends on preferred stock and amortization of issue costs	—	693	—	—	—	—	(15,406)	—	(15,406)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	122,166	355	122,521
Balance, September 30, 2011	6,111,000	$304,810	284,496,080	$2,845	$5,306,679	$(140,602)	$(2,855,860)	$590	$2,313,652
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems ("DAS"), a type of small cell ("small cells"), and (3) third party land interests, including ground lease related assets (unless the context otherwise suggests or requires, references herein to "wireless infrastructure" include towers, small cells and third party land interests). The Company's core business is providing access to its approximately 24,400 towers (of which approximately 22,700 towers are in the U.S. and approximately 1,700 towers are in Australia), its small cells and, to a lesser extent, its third party land interests (collectively, "site rental business") via long-term contracts in various forms. Certain of the Company's towers are leased or operated for an initial period under master lease and sublease agreements, including the master lease and sublease agreements for approximately 6,500 Sprint Towers. In 2037, the Company has the option to purchase all (but not less than all) of the Sprint towers that it does not already own after the initial term expires (see also note 15). The Company also provides certain network services relating to its wireless infrastructure, consisting of installation services, and site development services relating to existing and new antenna installations on its wireless infrastructure. The Company conducts its operations through wireless infrastructure portfolios in the United States (including Puerto Rico) and Australia.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2012, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2012 and 2011. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Fair value for these deferred credits represents the difference between the stated contractual payments to be made pursuant to the in-place lease and management's estimate of fair market lease rates for each corresponding lease. Deferred credits are measured over a period equal to the estimated remaining economic lease term considering renewal provisions, and economics associated with those renewal provisions, to the extent applicable. Below-market tenant leases and above-market leases for land interests are amortized to site rental revenues and site rental costs of operations, respectively, over their respective estimated

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

remaining lease term at the acquisition date.
New Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2012 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2012 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisitions
WCP Acquisition
On January 12, 2012, the Company announced a definitive agreement to acquire certain subsidiaries of Wireless Capital Partners, LLC ("WCP"). On January 31, 2012 the Company closed the acquisition (“WCP Acquisition”). Upon closing, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets. The results of operations from WCP have been included in the consolidated statements of operations since the date of acquisition. The Company paid a purchase price that resulted in goodwill at CCUSA primarily because of the strategic opportunities related to the acquired portfolio.
The purchase price of $214.7 million includes $39.2 million of restricted cash and excludes the assumption of $336.3 million (after fair value adjustments) of debt. The Company utilized a portion of the borrowings under the senior secured term loans issued in January 2012 ("2012 Term Loans") to fund the cash consideration.
The final allocation of the total purchase price for the WCP Acquisition was primarily allocated to restricted cash, long-term prepaid rent, other intangible assets, deferred tax assets, goodwill and debt. The final purchase price allocation to long-term prepaid rent was approximately $322.4 million and had a weighted-average amortization period of 38 years. See notes 4 and 5.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The preliminary purchase price allocation for the NextG Acquisition is shown below. The effect of the change in the preliminary purchase price allocation on the Company's Statement of Operations and Comprehensive Income (Loss) is immaterial to the periods presented. The preliminary purchase price allocation is not finalized as of September 30, 2012, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information,including with respect to fixed assets, intangibles assets and certain liabilities.

	Preliminary Purchase Price Allocation
	Presented September 30, 2012	Presented June 30, 2012
Current assets	$73,851	$74,246
Property and equipment	520,361	515,984
Goodwill	697,448	682,148
Other intangible assets, net	195,000	195,000
Other assets	4,251	4,251
Current liabilities	(104,083)	(86,433)
Below-market tenant leases and other non-current liabilities	(337,806)	(330,045)
Deferred income tax liabilities	(51,304)	(57,433)
Net assets acquired	$997,718	$997,718
Subsequent to the closing of the NextG Acquisition, the Company finalized plans for the integration of NextG's operations and DAS into the Company's operations, including with respect to the Company's policies, procedures and systems. As a result, for the nine months ended September 30, 2012 the Company recognized integration costs of: (1) $4.2 million related to severance and retention bonuses payable to involuntarily terminated employees of NextG and (2) other incremental costs directly related to the integration of $4.7 million, including costs associated with temporary employees assisting with the NextG integration. These costs are classified as acquisition and integration costs in the Company's consolidated statement of operation and comprehensive income (loss).
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

	Nine Months Ended September 30,
	2012	2011
Net revenues	$1,793,787	$1,600,528
Net income (loss)	$190,451	$97,899	(a)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.64	$0.28
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.64	$0.28
________________

(a)	Inclusive of $46.3 million in NextG stock-based compensation charges and $15.7 million in acquisition and integration costs incurred by NextG.
The unaudited pro forma condensed consolidated results of operations include non-recurring pro forma adjustments predominately related to a $11.7 million decrease for the nine months ended September 30, 2012 and a $50.4 million increase for the nine months ended September 30, 2011 in income tax benefit predominately related to the reversal of U.S. federal deferred income tax valuation allowances as a result of recording deferred tax liabilities.
See note 4 for discussion of goodwill and other intangible assets recognized in conjunction with the NextG Acquisition and note 6 for discussion of the income tax impact of the NextG Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Goodwill and Intangible Assets

Goodwill of $697.4 million was recorded in the CCUSA segment in connection with the preliminary purchase price allocation for the NextG Acquisition, none of which is expected to be deductible for tax purposes. Goodwill of $54.8 million was recorded in connection with the WCP Acquisition, of which $40.9 million is not expected to be deductible for tax purposes.
The preliminary purchase price allocation for the NextG Acquisition resulted in the recognition of a substantial amount of goodwill based on the following:

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

•	other intangibles not qualified for separate recognition, including the assembled work force.
To a lesser extent, a portion of the goodwill recognized is the result of recording the tax impact of the NextG Acquisition. See also note 6.
The following is a summary of the Company's intangible assets.

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$3,112,773	$(865,227)	$2,247,546	$2,823,832	$(748,850)	$2,074,982
Other intangible assets	181,477	(60,373)	121,104	152,375	(49,175)	103,200
Total	$3,294,250	$(925,600)	$2,368,650	$2,976,207	$(798,025)	$2,178,182
The components of the additions to intangible assets during the nine months ended September 30, 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012		2012
	Amount	Weighted-Average Amortization Period	Amount(a)	Weighted-Average Amortization Period
		(In years)		(In years)
Site rental contracts and customer relationships	$20,481	20.0	$288,045	23.3
Other intangible assets	—	—	30,440	18.8
Total	$20,481	20.0	$318,485	22.9
________________

(a)	$94.5 million related to the WCP Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2012	2011	2012	2011
Depreciation, amortization and accretion	$42,970	$39,977	$125,496	$119,212
Site rental costs of operations	763	857	2,326	2,852
Total amortization expense	$43,733	$40,834	$127,822	$122,064
The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the three months ended December 31, 2012 and years ended December 31, 2013 to 2016 is as follows:

	Three Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$42,592	$164,517	$161,186	$155,572	$155,544
During the nine months ended September 30, 2012, the Company recorded deferred credits of $298.1 million related to below-market tenant leases as a result of the preliminary purchase price allocation for the NextG Acquisition (see note 3). The below-market tenant leases recorded during the nine months ended September 30, 2012 have a weighted-average amortization period of 11 years and are amortized to site rental revenues on the consolidated statement of operations and comprehensive income (loss).
The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the three months ended December 31, 2012 and years ended December 31, 2013 to 2016 are as follows:

	Three Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016
Estimated annual amortization	$7,132	$28,518	$28,479	$27,578	$26,791

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of September 30, 2012		Outstanding Balance as of December 31, 2011	Stated Interest Rate as of September 30, 2012(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$—		$251,000	N/A
2012 Revolver	Jan. 2012	Jan. 2017		—	(b)	—	N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014		—		619,125	N/A
2012 Term Loans	Jan. 2012	2017/2019		2,075,500		—	3.7%	(c)
Total bank debt				2,075,500		870,125
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.7%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	203,001		216,431	7.0%
WCP Securitized Notes	Nov. 2010	Nov. 2040	(f)	328,764	(f)	—	5.4%	(g)
Total securitized debt				3,981,765		3,666,431
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		792,753		817,799	9.0%	(h)
7.75% Secured Notes	Apr. 2009	May 2017		946,648		978,983	7.8%	(i)
7.125% Senior Notes	Nov. 2009	Nov. 2019		498,056		497,904	7.1%	(j)
7.5% Senior Notes	Dec. 2003	Dec. 2013		—		51	N/A
Total high yield bonds				2,237,457		2,294,737
Other:
Capital leases and other obligations	Various	Various	(k)	88,442		54,406	Various	(k)
Total debt and other obligations				8,383,164		6,885,699
Less: current maturities and short-term debt and other current obligations				88,093		32,517
Non-current portion of long-term debt and other long-term obligations				$8,295,071		$6,853,182
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of September 30, 2012, the undrawn availability under the $1.0 billion senior secured revolving credit facility ("2012 Revolver") is $1.0 billion.

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

(e)
The 2009 Securitized Notes consist of $133.0 million of principal as of September 30, 2012 that amortizes through 2019, and $70.0 million of principal as of September 30, 2012 that amortizes during the period beginning in 2019 and ending in 2029.

(f)
The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP Acquisition. The WCP Securitized Notes include a fair value adjustment that increased the debt carrying value by $13.3 million as of September 30, 2012. The anticipated repayment date is 2015 for each class of the debt assumed in connection with the WCP Acquisition.

(g)	The effective yield is approximately 4.0%, inclusive of the fair value adjustment.

(h)	The effective yield is approximately 11.3%, inclusive of the discount.

(i)	The effective yield is approximately 8.2%, inclusive of the discount.

(j)	The effective yield is approximately 7.2%, inclusive of the discount.

(k)	The Company's capital leases and other obligations bear interest rates up to 10% and mature in periods ranging from less than 1 year to approximately 20 years.
See note 15 for a discussion of the issuance of debt in October 2012.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

2012 Credit Facility
In January 2012, the Company refinanced and repaid the Revolver and 2007 Term Loans with the proceeds of a $3.1 billion senior credit facility ("2012 Credit Facility") issued by CCOC. The 2012 Credit Facility consists of (1) a $1.0 billion 2012 Revolver which will mature in January 2017, (2) a $500.0 million Term Loan A which will mature in January 2017, and (3) a $1.6 billion Term Loan B which will mature in January 2019. The Term Loan B was fully drawn at closing and the Revolving Credit Facility and the Term Loan A were undrawn at closing. In March 2012, the Company drew the full amount under the Term Loan A. The proceeds of the 2012 Term Loans were used in part to repay the existing Revolver, repay the 2007 Term Loans and to fund the cash consideration of the WCP Acquisition and NextG Acquisition (see note 3).
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC and certain of its subsidiaries' deposit accounts ($50.3 million as of September 30, 2012) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
WCP Securitized Notes
In January 2012, the Company assumed $320.1 million face value of secured debt in connection with the WCP Acquisition. The anticipated repayment date is 2015 for each class of the WCP Securitized Notes. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes. The Company also acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP Securitized Notes. Interest and principal are paid monthly on the WCP Securitized Notes. The provisions of the WCP Securitized Notes are similar to those of the 2010 Tower Revenue Notes (see note 6 of the Company's 2011 10-K for a discussion of the Company's 2010 Tower Revenue Notes).
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at September 30, 2012. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes. See above for a further discussion on the WCP Securitized Notes.

	Three Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2012	2013	2014	2015	2016	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$19,839	$89,795	$99,336	$941,179	$113,198	$7,163,572	$8,426,919	$(43,755)	$8,383,164
Retirement of Long-Term Obligations
The following is a summary of the retirement of long-term obligations during the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)
Revolver	$251,000	$251,000	$(1,445)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	37,257	41,334	(6,517)
7.75% Secured Notes(b)	35,488	39,027	(4,731)
Total	$942,870	$950,486	$(14,586)
________________

(a)	Exclusive of accrued interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense on debt obligations	$119,460	$101,380	$353,702	$303,067
Amortization of deferred financing costs	5,293	3,790	15,383	11,266
Amortization of adjustments on long-term debt	4,447	4,074	11,171	11,907
Amortization of interest rate swaps	16,300	17,986	48,957	53,834
Other, net of capitalized interest	(551)	(111)	(1,852)	214
Total	$144,949	$127,119	$427,361	$380,288

6.	Income Taxes
During 2012, the Company recorded $45.0 million of U.S. federal and $6.3 million of state deferred tax liabilities in connection with the NextG Acquisition. In the second quarter of 2012, the Company also reversed a total of $70.1 million of federal and $20.0 million of state valuation allowances to the benefit (provision) for income taxes resulting from (1) the NextG Acquisition and (2) our determination that the Company is more likely than not to realize these deferred tax assets as a result of the Company's recent historical trends of taxable income and anticipated future taxable income.
As a result of the valuation allowance reversal in the second quarter of 2012, the Company is now in a position to record a full U.S. federal tax provision on earnings. The effective tax rate differs from the federal statutory rate primarily due to state taxes. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
The remaining valuation allowances as of September 30, 2012 relate to deferred tax assets associated principally with (1) U.S. federal capital losses ($29.4 million), (2) certain state net operating losses ($9.6 million), and (3) deferred tax assets associated with CCAL ($60.0 million).
See also note 15.

7.	Redeemable Convertible Preferred Stock
In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock. In February 2012, the Company issued 8.3 million shares of common stock associated with the previously outstanding 6.25% Redeemable Convertible Preferred Stock.

8.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$118,903	$118,903	$80,120	$80,120
Restricted cash, current and non-current	1	278,305	278,305	257,368	257,368
Liabilities:
Long-term debt and other obligations	2	8,383,164	9,172,056	6,885,699	7,355,652

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to CCIC stockholders	$42,045	$51,278	$208,089	$122,166
Dividends on preferred stock	—	(7,541)	(2,629)	(17,944)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$42,045	$43,737	$205,460	$104,222
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	290,762	282,031	288,775	284,770
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,336	1,868	1,752	2,098
Diluted weighted-average number of common shares outstanding	292,098	283,899	290,527	286,868
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.14	$0.16	$0.71	$0.37
Diluted	$0.14	$0.15	$0.71	$0.36
 For the three and nine months ended September 30, 2012, 0.4 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that September 30, 2012 was the end of the contingency period. See note 13.

10.	Leases
Tenant Contracts
The following table is an updated summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of September 30, 2012 and includes the impact of the Company's agreement signed in July 2012 with T-Mobile, relating to their network enhancements (referred to as "T-Mobile modernization agreement"), the NextG Acquisition and the WCP Acquisition. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the tenant's option through the current term. As of September 30, 2012, the weighted-average remaining term of tenant contracts is approximately nine years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Three Months Ended December 31,	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Tenant Contracts	$455,837	$1,836,870	$1,727,539	$1,733,702	$1,686,631	$11,199,498	$18,640,077

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Commitments and Contingencies
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$507,247	$31,514	$—	$538,761	$441,137	$27,783	$—	$468,920
Network services and other	78,287	4,289	—	82,576	40,853	4,110	—	44,963
Net revenues	585,534	35,803	—	621,337	481,990	31,893	—	513,883
Operating expenses:
Costs of operations:(a)
Site rental	126,059	9,255	—	135,314	112,843	8,916	—	121,759
Network services and other	46,592	3,437	—	50,029	22,713	2,370	—	25,083
General and administrative	50,461	5,401	—	55,862	37,295	5,627	—	42,922
Asset write-down charges	1,518	42	—	1,560	3,165	(75)	—	3,090
Acquisition and integration costs	2,937	—	—	2,937	617	—	—	617
Depreciation, amortization and accretion	147,186	7,681	—	154,867	130,878	7,645	—	138,523
Total operating expenses	374,753	25,816	—	400,569	307,511	24,483	—	331,994
Operating income (loss)	210,781	9,987	—	220,768	174,479	7,410	—	181,889
Interest expense and amortization of deferred financing costs	(144,949)	(4,478)	4,478	(144,949)	(127,119)	(5,755)	5,755	(127,119)
Gains (losses) on retirement of long-term obligations	—	—	—	—	—	—	—	—
Interest income	210	81	—	291	25	150	—	175
Other income (expense)	3,825	21	(4,478)	(632)	5,042	(24)	(5,755)	(737)
Benefit (provision) for income taxes	(31,864)	(436)	—	(32,300)	(2,261)	(564)	—	(2,825)
Net income (loss)	38,003	5,175	—	43,178	50,166	1,217	—	51,383
Less: Net income (loss) attributable to the noncontrolling interest	—	1,133	—	1,133	(141)	246	—	105
Net income (loss) attributable to CCIC stockholders	$38,003	$4,042	$—	$42,045	$50,307	$971	$—	$51,278
Capital expenditures	$117,830	$5,860	$—	$123,690	$144,129	$4,296	$—	$148,425
Total assets (at quarter end)	$12,669,983	$354,992	$(288,556)	$12,736,419
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,463,126	$90,752	$—	$1,553,878	$1,301,234	$80,985	$—	$1,382,219
Network services and other	187,304	17,411	—	204,715	118,534	12,505	—	131,039
Net revenues	1,650,430	108,163	—	1,758,593	1,419,768	93,490	—	1,513,258
Operating expenses:
Costs of operations:(a)
Site rental	363,066	26,690	—	389,756	335,421	25,896	—	361,317
Network services and other	110,240	11,572	—	121,812	70,246	7,967	—	78,213
General and administrative	135,655	18,286	—	153,941	113,594	15,331	—	128,925
Asset write-down charges	8,197	53	—	8,250	13,452	244	—	13,696
Acquisition and integration costs	12,058	54	—	12,112	1,661	—	—	1,661
Depreciation, amortization and accretion	423,620	23,129	—	446,749	391,342	22,645	—	413,987
Total operating expenses	1,052,836	79,784	—	1,132,620	925,716	72,083	—	997,799
Operating income (loss)	597,594	28,379	—	625,973	494,052	21,407	—	515,459
Interest expense and amortization of deferred financing costs	(427,349)	(14,815)	14,803	(427,361)	(379,964)	(17,513)	17,189	(380,288)
Gains (losses) on retirement of long-term obligations	(14,586)	—	—	(14,586)	—	—	—	—
Interest income	665	362	—	1,027	166	388	—	554
Other income (expense)	10,869	(24)	(14,803)	(3,958)	11,771	(23)	(17,189)	(5,441)
Benefit (provision) for income taxes	30,883	(1,446)	—	29,437	(6,076)	(1,687)	—	(7,763)
Net income (loss)	198,076	12,456	—	210,532	119,949	2,572	—	122,521
Less: Net income (loss) attributable to the noncontrolling interest	(268)	2,711	—	2,443	(141)	496	—	355
Net income (loss) attributable to CCIC stockholders	$198,344	$9,745	$—	$208,089	$120,090	$2,076	$—	$122,166
Capital expenditures	$268,730	$14,656	$—	$283,386	$256,455	$8,660	$—	$265,115
Total assets (at quarter end)	$12,669,983	$354,992	$(288,556)	$12,736,419
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$38,003	$5,175	$—	$43,178	$50,166	$1,217	$—	$51,383
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,518	42	—	1,560	3,165	(75)	—	3,090
Acquisition and integration costs	2,937	—	—	2,937	617	—	—	617
Depreciation, amortization and accretion	147,186	7,681	—	154,867	130,878	7,645	—	138,523
Amortization of prepaid lease purchase price adjustments	3,858	—		3,858	—	—	—	—
Interest expense and amortization of deferred financing costs	144,949	4,478	(4,478)	144,949	127,119	5,755	(5,755)	127,119
Gains (losses) on retirement of long-term obligations	—	—	—	—	—	—	—	—
Interest income	(210)	(81)	—	(291)	(25)	(150)	—	(175)
Other income (expense)	(3,825)	(21)	4,478	632	(5,042)	24	5,755	737
Benefit (provision) for income taxes	31,864	436	—	32,300	2,261	564	—	2,825
Stock-based compensation expense	16,308	(126)	—	16,182	7,683	596	—	8,279
Adjusted EBITDA	$382,588	$17,584	$—	$400,172	$316,822	$15,576	$—	$332,398

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$198,076	$12,456	$—	$210,532	$119,949	$2,572	$—	$122,521
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	8,197	53	—	8,250	13,452	244	—	13,696
Acquisition and integration costs	12,058	54	—	12,112	1,661	—	—	1,661
Depreciation, amortization and accretion	423,620	23,129	—	446,749	391,342	22,645	—	413,987
Amortization of prepaid lease purchase price adjustments	10,301	—	—	10,301	—	—	—	—
Interest expense and amortization of deferred financing costs	427,349	14,815	(14,803)	427,361	379,964	17,513	(17,189)	380,288
Gains (losses) on retirement of long-term obligations	14,586	—	—	14,586	—	—	—	—
Interest income	(665)	(362)	—	(1,027)	(166)	(388)	—	(554)
Other income (expense)	(10,869)	24	14,803	3,958	(11,771)	23	17,189	5,441
Benefit (provision) for income taxes	(30,883)	1,446	—	(29,437)	6,076	1,687	—	7,763
Stock-based compensation expense	33,413	1,951	—	35,364	24,937	1,874	—	26,811
Adjusted EBITDA	$1,085,183	$53,566	$—	$1,138,749	$925,444	$46,170	$—	$971,614

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2012	3,403
Shares granted(a)	966
Shares vested(b)	(1,971)
Shares forfeited	(51)
Shares outstanding at September 30, 2012	2,347
__________________

(a)
Weighted-average grant-date fair value of $38.65 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 31% in the Monte Carlo simulation used to measure grant-date fair value.

(b)	Fair value on vesting date of $101.5 million.
During the nine months ended September 30, 2012, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the nine months ended September 30, 2012, the Company granted 0.5 million shares of restricted stock awards ("2012 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $32.2 million and $23.6 million, respectively, for the nine months ended September 30, 2012 and 2011. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2012 is $36.8 million.

14.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$364,507	$312,992
Income taxes paid	3,092	4,343
Supplemental disclosure of non-cash financing activities:
Assets acquired through capital leases and installment sales	21,139	20,213
Conversion of redeemable convertible preferred stock (note 7)	305,180	—

15.	Subsequent Event
5.25% Senior Notes
In October 2012, the Company issued $1.65 billion in aggregate principal amount of Senior Notes due 2023 ("5.25% Senior Notes"). The 5.25% Senior Notes will bear interest at a rate of 5.25% per annum, payable in cash during January and July of each year, commencing in July 2013. The Company expects to use the net proceeds from the 5.25% Senior Notes offering to partially fund the Proposed T-Mobile Transaction. If for any reason the Proposed T-Mobile Transaction does not close or closes with respect to a reduced number of sites or for reduced consideration, then we expect to use any remaining net proceeds from the 5.25% Senior Notes offering for general corporate purposes, which may include the repurchase or repayment of other indebtedness.
The Company may redeem the 5.25% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, plus a specified make-whole premium. Additionally, before January 2016, the Company may redeem up to 35% of the 5.25% Senior Notes with the net cash proceeds from certain equity offerings at redemption prices set forth in the respective indenture. The provisions of the 5.25% Senior Notes are similar to the 9% Senior Notes and the 7.125% Senior Notes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Proposed T-Mobile Transaction
In September 2012, the Company entered into a definitive agreement with T-Mobile pursuant to which the Company will have the exclusive rights to lease, operate or otherwise acquire up to 7,180 T-Mobile towers for approximately $2.4 billion in cash at closing, subject to certain conditions and adjustments, including adjustments based on the actual number of towers at closing. Under the definitive agreement, the Company will have the exclusive right to lease and operate the T-Mobile towers (that are otherwise not owned by the Company) for a weighted-average term of approximately 28 years. In addition, the Company will have the option to purchase such towers at the end of their respective lease terms for aggregate option payments of approximately $2.4 billion, which payments, if the options are exercised, would be primarily due between 2025 and 2048. The Proposed T-Mobile Transaction is expected to close in fourth quarter 2012. The Company expects to fund the Proposed T-Mobile Transaction with cash on hand, inclusive of the proceeds from the 5.25% Senior Notes, and borrowings from the 2012 Revolver.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2011 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2011 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries. The following discussion is exclusive of the impact of the Proposed T-Mobile Transaction. However, we have included the impact of the issuance of the 5.25% Senior Notes in the following discussion, from which we expect to use the net proceeds to partially fund the Proposed T-Mobile Transaction.

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems, a type of small cell, and (3) third party land interests, including ground lease related assets. Our core business is renting space on our towers, small cells and third party land interests via long-term contracts in various forms. Revenues generated from our core site rental business represented 87% of our third quarter 2012 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2011 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals as of and for the nine months ended September 30, 2012.

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

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
We expect our site rental revenues will grow approximately 13% from full year 2011 to full year 2012. We expect our new tenant additions will contribute in excess of 12% to the year-over-year growth in site rental revenues from full year 2011 to full year 2012. We have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain 4G upgrades. We have done so by increasing the future contracted revenue above that of a typical escalation over a period of time, typically a three to four year period. As a result, for any given period, the increase in cash revenue may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition. Our 2012 site rental revenue growth expectations assume approximately 1%, net contribution to growth from the existing base of business (which has historically contributed approximately 2% to 4% per annum to our site rental revenue growth) as the increase attributable to lease escalations and straight-line impact of renewals is expected to be offset by the timing of expected cancellation of customer contracts due to prior wireless carrier consolidation. We do not expect any of our customers' network enhancement deployments and any related non-renewal of customer contracts, including Sprint's Network Vision and corresponding iDEN leases, will have a material adverse effect on our operations and cash flows for 2012 and subsequent periods.

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

•	Relatively fixed wireless infrastructure operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 83% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $19.0 million, which represented less than one percent of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	79% of our debt has a fixed interest rate.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance and cash trap covenants. See "Item 2. MD&A—Liquidity and Capital Resources" and "Item 2. MD&A—General Overview—Proposed T-Mobile Transaction" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $524.5 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

•	Capital allocated to drive long-term shareholder value (per share) (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing or redeeming our debt.

◦
Discretionary investments included: (1) the acquisitions of WCP and NextG for an aggregate purchase price of approximately $1.5 billion, (2) $264.4 million in capital expenditures, (3) the purchase of 0.7 million shares of common stock for $36.0 million, and (4) the purchase of $72.7 million of face value of debt using $80.4 million.

◦	In April 2012, we closed on the acquisition of NextG for approximately $1.0 billion in cash, subject to certain adjustments.

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

◦	In October 2012, we issued $1.65 billion in aggregate principal amount of 5.25% Senior Notes. We expect to use the net proceeds to partially fund the Proposed T-Mobile Transaction.
The following is a discussion of certain recent events and growth trends which may impact our business and strategy or the U.S. wireless communications industry:

•
In October 2012, T-Mobile entered into a definitive agreement to acquire Metro PCS, subject to regulatory approval and other closing conditions. For the first nine months of 2012, T-Mobile and Metro PCS accounted for 11% and 3%, respectively, of our consolidated net revenues. As of September 30, 2012, T-Mobile and Metro PCS are co-residents on approximately 985 of our towers. Net revenues from Metro PCS on these approximately 985 towers represent approximately 2% of our consolidated net revenues for the first nine months of 2012. The weighted-average remaining current term on all of our contractual agreements with T-Mobile and Metro PCS is approximately ten and six years, respectively. If consummated, in whole or in part, this potential acquisition could result in decreased revenues and reduced or delayed demand for our towers and network services as a result of the anticipated integration of these networks and consolidation of duplicate or overlapping parts of the networks. We expect that any termination of customer contracts as a result of the potential acquisition would be spread over multiple years as existing contracts expire. See "Part I—Item 1A. Risk Factors" in our 2011 Form 10-K.

•	Consumers have increased their use of wireless data services according to recent U.S. wireless industry reports.

◦	U.S. mobile data traffic grew 104% from July 2011 to June 2012;(a)

◦
The number of smartphones in the U.S. grew 39% from July 2011 to June 2012, reaching 130.8 million. The number of wireless enabled tablets, laptops and modems in the U.S. reached 21.6 million in June 2012, which is a growth of 42% from the prior year;(a)

◦	Smartphones accounted for 24% of total mobile data traffic in the U.S. at the end of 2011 and are expected to account for 60% in 2016;(b) and

◦
While 4G connections represent only 0.2% of mobile connections, they account for 6% of mobile data traffic. In 2011, a 4G connection generated 28 times more mobile data traffic on average than a non-4G connection.(b)

_________________

(a)	Source: CTIA

(b)	Source: Cisco
Proposed T-Mobile Transaction
In September 2012, we entered into a definitive agreement with T-Mobile to have exclusive rights to lease, operate or otherwise acquire up to approximately 7,180 T-Mobile towers for approximately $2.4 billion in cash at closing, subject to certain adjustments, including adjustments based on the actual number of towers at closing. We expect to fund this transaction with cash on hand, inclusive of the proceeds of the 5.25% Senior Notes, and borrowings under our 2012 Revolver. As a result of the issuance of the 5.25% Senior Notes, the CCIC consolidated leverage ratio increased from approximately 5.7 times to approximately 6.5 times, which is approximately the level at which we expect such leverage ratio to be at the closing of the Proposed T-Mobile Transaction. This current CCIC consolidated leverage ratio is below our restrictive covenant of 7.0 times (See "Item 2. MD&A—Liquidity and Capital Resources").

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$538,761	87%	$468,920	91%	15%
Network services and other	82,576	13%	44,963	9%	84%
Net revenues	621,337	100%	513,883	100%	21%
Operating expenses:
Costs of operations(a):
Site rental	135,314	25%	121,759	26%	11%
Network services and other	50,029	61%	25,083	56%	99%
Total costs of operations	185,343	30%	146,842	29%	26%
General and administrative	55,862	9%	42,922	8%	30%
Asset write-down charges	1,560	—	3,090	1%	*
Acquisition and integration costs	2,937	—	617	—	*
Depreciation, amortization and accretion	154,867	25%	138,523	27%	12%
Total operating expenses	400,569	64%	331,994	65%	21%
Operating income (loss)	220,768	36%	181,889	35%	21%
Interest expense and amortization of deferred financing costs	(144,949)		(127,119)
Gains (losses) on retirement of long-term obligations	—		—
Interest income	291		175
Other income (expense)	(632)		(737)
Income (loss) before income taxes	75,478		54,208
Benefit (provision) for income taxes	(32,300)		(2,825)
Net income (loss)	43,178		51,383
Less: Net income (loss) attributable to the noncontrolling interest	1,133		105
Net income (loss) attributable to CCIC stockholders	$42,045		$51,278
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,553,878	88%	$1,382,219	91%	12%
Network services and other	204,715	12%	131,039	9%	56%
Net revenues	1,758,593	100%	1,513,258	100%	16%
Operating expenses:
Costs of operations(a):
Site rental	389,756	25%	361,317	26%	8%
Network services and other	121,812	60%	78,213	60%	56%
Total costs of operations	511,568	29%	439,530	29%	16%
General and administrative	153,941	9%	128,925	9%	19%
Asset write-down charges	8,250	—	13,696	1%	*
Acquisition and integration costs	12,112	1%	1,661	—	*
Depreciation, amortization and accretion	446,749	25%	413,987	27%	8%
Total operating expenses	1,132,620	64%	997,799	66%	14%
Operating income (loss)	625,973	36%	515,459	34%	21%
Interest expense and amortization of deferred financing costs	(427,361)		(380,288)
Gains (losses) on retirement of long-term obligations	(14,586)		—
Interest income	1,027		554
Other income (expense)	(3,958)		(5,441)
Income (loss) before income taxes	181,095		130,284
Benefit (provision) for income taxes	29,437		(7,763)
Net income (loss)	210,532		122,521
Less: Net income (loss) attributable to the noncontrolling interest	2,443		355
Net income (loss) attributable to CCIC stockholders	$208,089		$122,166
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Third Quarter 2012 and 2011. Our consolidated results of operations for the third quarter of 2012 and 2011, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 90% and 98% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
First Nine Months of 2012 and 2011. Our consolidated results of operations for the first nine months of 2012 and 2011, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 95% and 98% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
Comparison of Operating Segments
Our reportable operating segments for the third quarter of 2012 are (1) CCUSA, primarily consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 13 to our condensed consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 12 to our condensed consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—Third Quarter 2012 and 2011
Net revenues for the third quarter of 2012 increased by $103.5 million, or 21%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $66.1 million, or 15%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions, predominately from amendments, were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the third quarter of 2012 increased by $52.9 million, or 16%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 15% increase in site rental revenues. Site rental gross margins for the third quarter of 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $52.9 million incremental margin represents 80% of the related increase in site rental revenues.
Network services and other revenues for the third quarter of 2012 increased by $37.4 million, or 92%, and the related gross margin increased by $13.6 million, or 75%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the third quarter of 2012 increased by $13.2 million, or approximately 35%, from the same period in the prior year. General and administrative expenses were 9% of net revenues for the third quarter of 2012 compared to 8% of net revenues for the third quarter of 2011. General and administrative expenses are inclusive of stock-based compensation charges, which increased $4.4 million in the third quarter of 2012, primarily as a result of a one-time stock grant. The increase in general and administrative expenses was partially related to the NextG Acquisition. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the third quarter of 2012 increased by $65.8 million, or 21%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and growth in our service business.
Depreciation, amortization and accretion for the third quarter of 2012 increased by $16.3 million, or 12%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition.

Interest expense and amortization of deferred financing costs increased $17.8 million, or 14%, from the third quarter of 2011 to the third quarter of 2012. This increase was predominately due to the increase in debt outstanding resulting from our first quarter 2012 refinancing. The refinancing of our credit facility effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition. For a further discussion of our debt, see note 6 to our consolidated financial statements in the 2011 Form 10-K.

During the third quarter of 2012, we continued to integrate the operations and DAS assets of the NextG Acquisition into our operations, including with respect to our policies, procedures and systems. We recorded $2.2 million of integration costs related to the NextG Acquisition primarily consisting of severance and retention bonuses payable to involuntarily terminated employees of NextG.
The benefit (provision) for income taxes for the third quarter of 2012 was a provision of $31.9 million, compared to a provision of $2.3 million for the third quarter of 2011. For the third quarter of 2012, the effective tax rate differs from the federal statutory rate predominately due to state taxes. During the third quarter of 2011, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the third quarter of 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance (see note 6 to our condensed consolidated financial statements).
Net income (loss) attributable to CCIC stockholders for the third quarter of 2012 decreased by $12.3 million from the third quarter of 2011. The change in net income was predominately due to (1) the increase in interest expense and amortization of deferred financing costs and (2) the increase in the income tax provision.,
CCUSA—First Nine Months of 2012 and 2011
Net revenues for the first nine months of 2012 increased by $230.7 million, or 16%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $161.9 million, or 12%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, including in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions, and cancellations of our customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first nine months of 2012 increased by $134.2 million, or 14%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 12% increase in site rental revenues. Site rental gross margins for the first nine months of 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower and (2) acquisitions. The $134.2 million incremental margin represents 83% of the related increase in site rental revenues.
Network services and other revenues for the first nine months of 2012 increased by $68.8 million, or 58%, and the related gross margin increased by $28.8 million, or 60% from the same period in the prior year. The increase in our network services and other gross margin is a reflection of carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin site development services as a percentage of total network services and other revenues.
General and administrative expenses for the first nine months of 2012 increased by $22.1 million, or 19%, from the same period in the prior year. General and administrative expenses were 8% of net revenues in the first nine months of 2012 and 2011. General and administrative expenses are inclusive of stock-based compensation charges, which increased $4.4 million in the first nine months of 2012 primarily related to a one-time stock grant. The increase in general and administrative expenses was partially related to the the NextG Acquisition. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first nine months of 2012 increased by $159.7 million, or 17%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business, including the high incremental site rental margin on the tenant additions and growth in our service business.
Depreciation, amortization and accretion for the first nine months of 2012 increased by $32.3 million, or 8%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition.

During the first nine months of 2012, we refinanced our credit facility through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion revolving credit facility due in 2017. The refinancing of our credit facility effectively extended the maturity of our credit facility and provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition. This refinancing and the early retirement of certain of our debt resulted in a net loss of $14.6 million during the first nine months of 2012. The increase in interest expense and amortization of deferred financing costs of $47.4 million, or 12%, from the first nine months of 2011 to the first nine months of 2012 predominately resulted from the increase in debt outstanding. For a further discussion of our debt, see note 6 to our consolidated financial statements in the 2011 Form 10-K.
During the first nine months of 2012, we initiated a plan to integrate the operations and DAS assets of the NextG Acquisition into our operations, including with respect to our policies, procedures and systems. We recorded $8.9 million of integration costs related to NextG Acquisition primarily consisting of severance and retention bonuses payable to involuntarily terminated employees of NextG and other incremental integration costs, such as temporary employees.

The benefit (provision) for income taxes for the first nine months of 2012 was a benefit of $30.9 million ($90.1 million valuation allowance reversal offset by $59.2 million of year-to-date expense), compared to a provision of $6.1 million for the first nine months of 2011. During the first nine months of 2012, we reversed $90.1 million of our U.S. federal and state valuation allowances, resulting from (1) the NextG Acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. During the first nine months of 2011, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets as a result of utilizing net operating losses that previously had a full valuation. For the first nine months of 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes (see note 6 in our condensed consolidated financial statements). For the remainder of 2012, we expect to record a deferred tax provision at a rate of approximately 41% along with a current tax provision of approximately 2% for a total tax rate of 43%.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2012 was income of $198.3 million. Net income (loss) attributable to CCIC stockholders for the first nine months of 2011 was income of $120.1 million. The increase of $78.3 million in net income was predominately due to (1) growth in our site rental business and service business, (2) the net impact of our acquisitions, and (3) the reversal of the U.S. federal and state deferred tax valuation allowances, and partially offset by (4) the increase in interest expense.
CCAL—Third Quarter 2012 and 2011
The increases and decreases between the third quarter of 2012 and the third quarter of 2011 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the third quarter of 2012 was approximately 1.04, a decrease of 1% from approximately 1.05 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the third quarter of 2012 increased by $3.9 million, or 12%, from the same period in the prior year. Site rental revenues for the third quarter of 2012 increased by $3.7 million, or 13%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $0.5 million and $0.4 million, respectively, and accounted for a decrease of 1% and 1%, respectively, for the third quarter of 2012 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and cancellations of customer contracts.
Site rental gross margins increased by $3.4 million, or 18%, for the third quarter of 2012, from $18.9 million, for the third quarter of 2011. Adjusted EBITDA for the third quarter of 2012 increased by $2.0 million, or 13%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2012 was net income of $4.0 million, compared to net income of $1.0 million for the third quarter of 2011. The increase in net income was primarily driven by the growth in the site rental business. We are continuing to evaluate the valuation allowances on our deferred tax assets at CCAL. Due to CCAL's recent history of modest taxable income (loss) ($3.6 million loss in 2010 and $9.1 million income in 2011, respectively), we may reverse a small portion of CCAL's approximately $60.0 million deferred tax valuation allowance during 2012 if CCAL continues to report income.

CCAL—First Nine Months of 2012 and 2011
The increases and decreases between the first nine months of 2012 and the first nine months of 2011 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first nine months of 2012 was approximately 1.04, which remained relatively consistent with the average rate of approximately 1.04 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first nine months of 2012 increased by $14.7 million, or 16%, from the same period in the prior year. Site rental revenues for the first nine months of 2012 increased by $9.8 million, or 12%, from the same period in the prior year. The exchange rate had an insignificant impact on net revenues and site rental revenues for the first nine months of 2012 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our towers, renewals of customer contracts, acquisitions, escalations, and cancellations of customer contracts. Net revenues were also impacted by a $4.9 million increase in network services and other revenues primarily driven by the acquisition of a network services company.
Site rental gross margins increased by $9.0 million, or 16%, for the first nine months of 2012, from $55.1 million for the first nine months of 2011. Adjusted EBITDA for the first nine months of 2012 increased by $7.4 million, or 16%, from the same period in the prior year. The increases in site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drive the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2012 was net income of $9.7 million, compared to net income of $2.1 million for the first nine months of 2011. The increase in net income was primarily driven by the previously mentioned increase in the site rental business.

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

We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share operating results. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying or redeeming our debt.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for periods of time.  See our discussion of the Proposed T-Mobile Transaction on our leverage in "Item 2. MD&A—General Overview."
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
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We have $2.5 billion of federal net operating losses to offset future taxable income. We expect to utilize its federal net operating losses between now and 2016 based on current taxable income projections. We evaluate our options with respect to appropriately managing our tax position on an on-

going basis. These options may include a conversion to a real estate investment trust ("REIT"), which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes.
Liquidity Position.    The following is a summary of our capitalization and liquidity position, after giving effect to the 5.25% Senior Notes. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 5 and 15 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2012
(In thousands of dollars)
Cash and cash equivalents(a) (c)	$1,749,903
Undrawn revolving credit facility availability(b) (c)	1,000,000
Debt and other long-term obligations	10,033,164
Total equity	2,942,805
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

(c)	See our discussion of the Proposed T-Mobile Transaction in the "Item 2. MD&A—General Overview."
Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $88.1 million (principal payments), (2) capital expenditures in excess of $350 million (sustaining and discretionary), and (3) the Proposed T-Mobile Transaction. As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of September 30, 2012.

Recent Events. During January 2012, we refinanced and repaid our credit facility and term loans through (1) a $500.0 million term loan due in 2017, (2) a $1.6 billion term loan due in 2019, and (3) a $1.0 billion undrawn revolving credit facility due in 2017.  This refinancing effectively extended the maturity of our credit facility, and the term loans provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition.
During October 2012, we issued $1.65 billion in aggregate principal amount of 5.25% Senior Notes. We expect to use the net proceeds of this offering to partially fund the Proposed T-Mobile Transaction. The 5.25% Senior Notes will bear interest at a rate of 5.25% per annum, payable in cash during January and July of each year, commencing in July 2013. If for any reason the Proposed T-Mobile Transaction does not close or closes with respect to a reduced number of sites or for reduced consideration, then we expect to use any remaining net proceeds from the 5.25% Senior Notes for general corporate purposes, which may include the repurchase or repayment of other indebtedness.
For a further discussion of these offerings and the Proposed T-Mobile Transaction, see notes 3 and 15 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview."
Summary Cash Flow Information

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$524,458	$455,274	$69,184
Investing activities	(1,518,380)	(297,487)	(1,220,893)
Financing activities	1,030,987	(195,516)	1,226,503
Effect of exchange rate changes on cash	1,718	722	996
Net increase (decrease) in cash and cash equivalents	$38,783	$(37,007)	$75,790

Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2012 of $69.2 million, or 15%, from first nine months of 2011, was primarily due to growth in our site rental business, as well as the WCP Acquisition. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures.

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$86,907	$163,837	$(76,930)
Wireless infrastructure improvements and other	93,531	55,105	38,426
Construction of wireless infrastructure	83,945	32,061	51,884
Sustaining	19,003	14,112	4,891
Total	$283,386	$265,115	$18,271
Other than sustaining capital expenditures, which we expect to be approximately $33 million to $35 million for the year ended December 31, 2012, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $350 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2012, with less than one-third of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement for the full year 2012. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
The decrease in the purchases of land interests from the first nine months of 2011 to the first nine months of 2012 was driven by a single transaction in the third quarter of 2011 for $87.7 million for perpetual easements and other interests. Wireless infrastructure improvement capital expenditures typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation, and (3) changes in structural engineering standards. Wireless infrastructure construction capital expenditures increased from the first nine months of 2011 to the same period in 2012 as a result of additional DAS network builds.
Acquisitions.  See notes 3, 4 and 15 to our condensed consolidated financial statements for a discussion of our acquisitions of WCP and NextG and the Proposed T-Mobile Transaction.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt. During the first nine months of 2012, our financing activities predominately related to (1) refinancing our credit facility, which effectively extended the maturity of our credit facility as well as provided funding for the cash consideration of the WCP Acquisition and NextG Acquisition and (2) the issuance of notes to partially fund the Proposed T-Mobile Transaction.
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of October 29, 2012, there were no amounts outstanding under our revolving credit facility. We anticipate to draw down on our revolving credit facility to partially fund the Proposed T-Mobile Transaction, which we expect to close in the fourth quarter of 2012. During the first quarter of 2012, we borrowed $2.1 billion under our term loans. The proceeds of our term loans were used to fund the cash consideration of the WCP Acquisition and NextG Acquisition. See notes 3 and 5 to our condensed consolidated financial statements for a further discussion of our acquisitions and credit facility.

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
Issuances of Debt. In October 2012, we issued $1.65 billion in aggregate principal amount of 5.25% Senior Notes. We expect to use the net proceeds of this offering to partially fund the Proposed T-Mobile Transaction. The 5.25% Senior Notes will bear interest at a rate of 5.25% per annum, payable in cash during January and July of each year, commencing in July 2013. See note 15 to our condensed consolidated financial statements for a discussion of the 5.25% Senior Notes and the Proposed T-Mobile Transaction.
Debt Purchases and Repayments. See note 5 to our condensed consolidated financial statements for a summary of our debt purchases and repayments during the first quarter of 2012, including the gains (losses) on retirement of long-term obligations.
Common Stock and Preferred Stock Activity.    As of September 30, 2012 and December 31, 2011, we had 293.2 million and 284.4 million common shares outstanding, respectively. During the first nine months of 2012, we purchased 0.7 million shares of common stock at an average price of $51.47 per share utilizing $36.0 million in cash. During the first nine months of 2012, our previously outstanding 6.25% convertible preferred stock was converted into 8.3 million shares of common stock.
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

Covenant Description	Type		Debt	Current Covenant Requirement	As of September 30, 2012	Latest Issuance Date
CCIC:
Leverage ratio(a)	Restrictive	(g)	9% Senior Notes	≤7.00	6.5	6.7
Leverage ratio(a)	Restrictive	(g)	7.125% Senior Notes	≤7.00	6.5	6.3
Leverage ratio(a)	Restrictive	(g)	5.25% Senior Notes	≤7.00	6.5	6.5
CCOC:
Net leverage ratio(b)	Maintenance	(h)	Credit Agreement	≤6.0	4.4	4.8
Interest coverage ratio(c)	Maintenance	(h)	Credit Agreement	≥2.5	4.3	3.9
Tower and third party land interest companies:
Debt service coverage ratio(d)(e)	Cash Trap	(i)	2010 Tower Revenue Notes	>1.75	3.6	3.1
Debt service coverage ratio(d)(e)	Cash Trap	(i)	2009 Securitized Notes	>1.30	3.3	2.4
Fixed charge coverage ratio(d)(e)	Cash Trap	(i)	7.75% Secured Notes	>1.35	3.2	2.5
Debt service coverage ratio(f)	Cash Trap	(i)	WCP Securitized Notes	≥1.30	1.5	N/A
________________

(a)	After giving effect to the issuance of the 5.25% Senior Notes. See "Item 2. MD&A—General Overview" for a discussion of the impact of the Proposed T-Mobile Transaction on our CCIC leverage ratio.

(b)
The Total Net Leverage Ratio for CCOC is calculated as the ratio of Total Indebtedness (excluding debt held by CCIC) less Unrestricted Cash (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four. In March 2014, the covenant requirement decreases to a maximum Total Net Leverage Ratio of 5.5 to 1.0. Consolidated EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 12 to our condensed consolidated financial statements.

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

(g)
The 9% senior notes, 7.125% senior notes and 5.25% senior notes contain restrictive covenants with which CCIC and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1.0.

(h)	Failure to comply with the ratios applicable to the financial maintenance could result in default under our credit agreement.

(i)	Failure to comply with the cash trap reserve covenants would require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.
Contractual Cash Obligations
The following table presents updated information from our 2011 Form 10-K for certain line items of contractual cash obligations, after giving effect to the issuance of the 5.25% Senior Notes. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (a)).

	Three Months Ended December 31, 2012	Years Ending December 31,
Contractual Obligations		2013	2014	2015	2016	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(a)(b)	$19,839	$89,795	$99,336	$941,179	$113,198	$8,813,572	$10,076,919
Interest payments on debt and other long-term obligations(a)(b)(c)	137,354	561,047	557,342	540,312	510,083	9,061,992	11,368,130
Definitive acquisition agreements(d)	2,422,079	—	—	—	—	—	2,422,079
Total contractual obligations	$2,579,272	$650,842	$656,678	$1,481,491	$623,281	$17,875,564	$23,867,128
____________________

(a)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayments dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2011 Excess Cash Flow of the issuers of the tower revenue notes was approximately $456 million. The anticipated repayment date is 2015 for each class of the WCP Securitized Notes. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(b)
If the WCP Securitized Notes with a current face value of $315.4 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP Securitized Notes. The WCP Securitized Notes are presented based on their contractual maturity dates in 2040. The full year 2011 Excess Cash Flow of the issuers of the WCP Securitized Notes was approximately $17 million. In connection with the WCP acquisition, we acquired restricted cash of $29.5 million that if not spent on towers or third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP Securitized Notes. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(c)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(d)
In September 2012, we entered into the Proposed T-Mobile Transaction to have the exclusive rights to lease, operate or otherwise acquire up to 7,180 towers for approximately $2.4 billion in cash, subject to certain adjustments, including adjustments based on the actual number of towers at closing. See also note 15 of our condensed consolidated financial statements.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2011 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2011 Form 10-K. The critical accounting policies and estimates for the first nine months of 2012 have not changed from the critical accounting policies for the year ended December 31, 2011.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
No accounting pronouncements adopted during the nine months ended September 30, 2012 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2012 are expected to have a material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the issuance of the 5.25% Senior Notes:

•	the potential refinancing of our existing debt (face values of $10.0 billion and $7.0 billion outstanding at September 30, 2012 and December 31, 2011, respectively);

•	our $2.1 billion of floating rate debt representing approximately 21% of our total debt, compared to 13% of our total debt as of December 31, 2011; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2012, after giving effect to the issuance of the 5.25% Senior Notes. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). See note 5 and 15 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2012	2013	2014	2015	2016	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$9,589	$48,795	$48,961	$878,304	$47,198	$6,968,572	(c)	$8,001,419	(c)	$8,746,302
Average interest rate(b)(c)	4.9%	4.7%	4.8%	8.8%	7.1%	8.4%	(c)	8.4%	(c)

Variable rate	$10,250	$41,000	$50,375	$62,875	$66,000	$1,845,000		$2,075,500		$2,075,754
Average interest rate	3.2%	3.2%	3.1%	3.1%	3.1%	3.8%		3.7%
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

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayments dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2011 Excess Cash Flow of the issuers was approximately $456 million. If the WCP Securitized Notes with a current face value of $315.4 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the Issuers of the WCP Securitized Notes. The WCP Securitized Notes are presented based on their contractual maturity dates in 2040. The full year 2011 Excess Cash Flow of Issuers of the WCP Securitized Notes was approximately $17 million. We acquired restricted cash of $29.5 million that if not spent on third party land interests by November 2012 will be required to be used to repay principal amounts outstanding on the WCP debt. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 5% of our operating income for the nine months ended September 30, 2012. Over the past year, the Australian dollar has strengthened by 6% against the U.S. dollar. Over the past five years, the Australian dollar has strengthened by 17% against the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2011 Form 10-K, including additional risk factors discussed in "Item 1A. Risk Factors" in our 2011 Form 10-K. Based on recent activities, including the WCP Acquisition, NextG Acquisition and Proposed T-Mobile Transaction, we have added the following risk factors.
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
The expansion and development of our business, including through acquisitions, increased product offerings, and other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations and financial results.
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
If consummated, the integration of the towers from the Proposed T-Mobile Transaction will be a significant undertaking and will require significant resources, as well as attention from our management team. In addition, the integration of these towers into our operations would require certain one-time costs for tasks such as tower visits and audits and ground and tenant lease verification. If we fail to successfully and efficiently integrate the towers from the Proposed T-Mobile Transaction, we may not realize the benefits we expect from the Proposed T-Mobile Transaction, and our business, financial condition and results of operations may be adversely affected.

The Proposed T-Mobile Transaction may not be completed within the expected timeframe, or at all, which could adversely affect our business and operations.
Completion of the Proposed T-Mobile Transaction is subject to the satisfaction (or waiver) of a number of conditions, many of which are beyond our control and may prevent, delay or otherwise negatively affect its completion. We cannot predict when these conditions will be satisfied, if at all. Failure to complete the Proposed T-Mobile Transaction would, and any delay in completing the Proposed T-Mobile Transaction could, prevent us from realizing the anticipated benefits from the T-Mobile Transaction. Additionally, T-Mobile will have the right to terminate the Master Agreement and receive a termination fee under certain limited circumstances. The Proposed T-Mobile Transaction is expected to close in the fourth quarter of 2012.
Pursuant to the terms of the definitive agreements governing the Proposed T-Mobile Transaction, fewer than the 7,180 towers currently anticipated to be included in the Proposed T-Mobile Transaction may be included as part of the Proposed T-Mobile Transaction at closing. In addition, up to 474 of the towers may, subject to certain conditions, be purchased by us at some point after the initial closing of the Proposed T-Mobile Transaction.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a) 3.2	Composite By-laws of Crown Castle International Corp.

(c) 4.1	Indenture dated October 15, 2012, between Crown Castle International Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

(b) 10.1
Master Agreement dated as of September 28, 2012, among T-Mobile USA, Inc., SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C. and Crown Castle International Corp.

(b) 10.2	Form of Master Prepaid Lease

(b) 10.3	Form of Management Agreement

(b) 10.4	Form of MPL Site Master Lease Agreement

(b) 10.5	Form of Sale Site Master Lease Agreement

(c) 10.6
Registration Rights Agreement dated October 15, 2012, by and among Crown Castle International Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the initial purchasers.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 2, 2012.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 16, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 2, 2012	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 2, 2012	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)