Form 10-K
period 2012-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2013-02-12
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17.0 billion as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $58.66 per share.
Applicable Only to Corporate Registrants
As of February 5, 2013 there were 293,158,751 shares of Common Stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2013 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2012.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, demand for our towers, small cells and the impact of our acquisitions, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability to and cost of capital, our ability to service our debt and comply with debt covenants and the benefits of any future refinancings.
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
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms ("third party land interests") (collectively, "wireless infrastructure"). Our core business is providing access, including space or capacity, to our towers, and to a lesser extent, to our small cells and third party land interests via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts"). Our wireless infrastructure can accommodate multiple customers ("co-location") for antennas and other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, which we expect to result in significant incremental cash flows due to our relatively fixed operating costs.
Certain information concerning our business as of December 31, 2012 is as follows:

•	We owned, leased or managed approximately 31,500 towers.

•	We have approximately 29,800 towers in the United States, including Puerto Rico ("U.S."), and approximately 1,700 towers in Australia.

•
Approximately 59% and 74% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in 98 of the top 100 BTAs in the U.S. In Australia, 56% of our towers are located in seven major metropolitan areas.

•
We owned in fee or had perpetual or long-term easements in the land and other property interests, including rooftops, (collectively, "land") on which approximately 38% of our site rental gross margin is derived, and we leased, subleased, managed or licensed (collectively, "leased") the land interests on which approximately 62% of our site rental gross margin is derived. The leases for the land interests under our towers had an average remaining life of approximately 30 years, weighted based on site rental gross margin.

Certain information concerning our customers and site rental contracts as of December 31, 2012 is as follows:

•
Our customers include many of the world's major wireless communications companies. In the U.S., our four largest customers (Sprint Nextel ("Sprint"), AT&T, Verizon Wireless and T-Mobile USA, Inc. ("T-Mobile")) accounted for an aggregate 76% and 72% of our 2012 CCUSA and consolidated revenues, respectively. In Australia, our customers include Telstra, Optus and a joint venture between Vodafone and Hutchison ("VHA").

•	Site rental revenues represented 87% of our 2012 consolidated revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the customers' option, our customer contracts have a weighted-average remaining life of approximately eight years and represent $20 billion of expected future cash inflows.
To a lesser extent, we also provide certain network services relating to our wireless infrastructure, primarily consisting of antenna installations and subsequent augmentations, as well as additional site development services relating to our wireless infrastructure.
Strategy
Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core business into growth of our results on a per share basis. We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy are to:

•
Organically grow the cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by co-locating additional tenants on our wireless infrastructure through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize new tenant additions or modifications of existing installations (collectively, "new tenant additions") through our focus on customer service and deployment speed. Due to the relatively fixed nature of the costs to operate our wireless infrastructure (which tend to increase at approximately the rate of inflation), we expect increases in cash rental receipts from new tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows. We believe there is considerable additional future demand for our existing wireless infrastructure assets based on their location and the anticipated growth in the wireless communications industry.

•
Allocate capital efficiently. We seek to allocate our available capital, including the net cash provided by our operating activities, in a manner that will enhance per share results. Our discretionary investments have historically included those shown below (in no particular order):

◦	purchase shares of our common stock ("common stock") from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; and

◦	purchase, repay or redeem our debt.
Our long-term strategy is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless voice and data services by consumers. We believe that additional demand for wireless infrastructure will create future growth opportunities for us. We believe that such demand for our wireless infrastructure will continue, will result in organic growth of our cash flows due to new tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure.
During 2012, consumer demand for wireless data services continued to grow. As consumer demand for wireless devices such as smartphones, tablets and laptops increased, demand for voice services remained relatively constant. This growth in wireless data services is driven by increased mobile video, mobile internet usage and machine-to-machine applications. We expect that consumers' growing demands for network speed and quality will likely result in wireless carriers continuing their focus on improving network quality and expanding capacity by adding additional antennas and other equipment for the transmission of their services to wireless infrastructure or to their existing wireless networks in an effort to improve customer retention and satisfaction. Our customers have introduced, and we believe they plan to continue to deploy, next generation wireless technologies, including 3G and 4G, in response to consumer demand for high speed networks. We expect these next generation technologies and others, including long-term evolution ("LTE"), to translate into additional demand for wireless infrastructure, although the timing and rate of this growth is difficult to predict.
2012 Highlights and Recent Developments
See "Item 7. MD&A" and our consolidated financial statements for a discussion of developments and activities that occurred in 2012, including issuances, repurchases and redemptions of debt and the consummation of several acquisitions, including the acquisition ("WCP acquisition") of certain subsidiaries of Wireless Capital Partners, LLC ("WCP"), the acquisition ("NextG acquisition") of NextG Networks, Inc. ("NextG") and the acquisition ("T-Mobile acquisition") of rights to towers from T-Mobile. In addition, see "Item 7. MD&A" and notes 6 and 20 of our consolidated financial statements for a discussion of subsequent events occurring in 2013 through the date of this filing, including the repurchase or redemption in January 2013 of the 9% senior notes and the 7.75% secured notes that remained outstanding as of December 31, 2012 ("January 2013 Debt Retirements").
The Company
Virtually all of our operations are located in the U.S. and Australia. We conduct substantially all of our operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate our wireless infrastructure portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements and "Item 7. MD&A."
CCUSA
Site Rental. The core business of CCUSA is providing access to our wireless infrastructure. We predominately provide access to wireless carriers under long-term contracts for their antennas which transmit a variety of signals related to wireless voice and data. We believe our wireless infrastructure is integral to our customers' networks and their ability to serve their customers.

We acquired ownership interests or exclusive rights to most of our towers from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999, including (1) approximately 7,100 towers from T-Mobile in 2012, (2) approximately 10,700 towers from Global Signal Inc. ("Global Signal") in 2007, of which approximately 6,600 were originally acquired from Sprint, (3) approximately 4,800 towers during 1999 to 2000 from companies now part of Verizon Wireless, (4) approximately 2,700 towers during 1999 to 2000 from companies now part of AT&T, as well as (5) other smaller acquisitions from companies now part of T-Mobile and other independent tower operators. Our small cells were predominately acquired through the acquisitions of NextG in 2012 and NewPath Networks, Inc. ("NewPath") in 2010.
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
Our customer contracts have historically had a high renewal rate because (1) our wireless infrastructure is integral to our customers' networks, (2) it is generally financially unattractive for our customers to relocate their antennas and other equipment to other wireless infrastructure or to construct new wireless infrastructure, and (3) zoning and other barriers may preclude our customers from constructing new wireless infrastructure. With limited exceptions, the customer contracts may not be terminated prior to the end of their current term. In general, each customer contract which is renewable will automatically renew at the end of its term unless the customer provides prior notice of its intent not to renew. See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to contract agreements without consideration of tenant renewal options.
The average monthly rental payment of a new tenant added to wireless infrastructure can vary based on (1) the different regions in the U.S., (2) aggregate customer volume, and (3) the type of signal transmitted by the tenant, primarily as a result of the physical size of the antenna installation and related equipment. In addition, with respect to our small cells, the amount of the monthly payments can also be influenced by (1) the cost of installation, including with respect to the fiber, and (2) the amount of upfront payments received. We also routinely receive rental payment increases in connection with contract amendments, pursuant to which our customers add additional antennas or other equipment to wireless infrastructure on which they already have equipment pursuant to pre-existing contract agreements.
Approximately two-thirds of our direct site operating expenses consist of lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash lease expenses from our purchases of land interests. As a result of the relatively fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance and other non-discretionary capital expenditures, and are typically less than 2% of site rental revenues or an annual average over the last three years of approximately $30 million. See note 15 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. To a lesser extent, we also offer wireless communication companies and their agents certain network services relating to our wireless infrastructure. For 2012, 48% of network services and other revenues related to customer equipment installations and subsequent augmentation (collectively, "installation services"), and the remainder related to the following additional site development services: site acquisition, architectural and engineering, zoning and permitting, fiber installations, other construction and other services related to network development. We have grown our network service revenues over the last several years as a result of our focus on customer service, increasing our market share for installation services on our wireless infrastructure, promoting site development services, expanding the scope of our services and engaging in an increased volume resulting from carrier network upgrades. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. We do not always provide the installation or site development services on our wireless infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Nearly all of our antenna installation services are billed on a cost-plus profit basis.

Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless voice and data services who operate national or regional networks. The following table summarizes the net revenues from our four largest customers expressed as a percentage of our consolidated revenues for 2012. See "Item 1A. Risk Factors."

Customer	% of 2012 CCUSA Net Revenues	% of 2012 Consolidated Net Revenues
Sprint	25%	24%
AT&T	22%	20%
Verizon Wireless	18%	17%
T-Mobile	11%	11%
Total	76%	72%
Sales and Marketing. Our sales organization markets our wireless infrastructure within the wireless communications industry with the objectives of providing access to existing wireless infrastructure and to new wireless infrastructure prior to construction as well as obtaining network services related to our wireless infrastructure. We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) customer relationships, (2) process centric approach, and (3) technological tools.
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
Competition. We compete with (1) other independent tower owners which also provide site rental and network services, (2) wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative infrastructure, including rooftops, water towers, broadcast towers, utility poles, DAS and other small cells. Some of the larger independent tower companies with which we compete in the U.S. include American Tower Corporation and SBA Communications Corporation. In addition, some wireless carriers own and operate their own tower networks, and certain of such carriers are larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure.
Competitors in our network services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers' internal staff. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company's experience, track record, local reputation, price and time for completion of a project.
CCAL
Our primary business in Australia is providing access to antenna space on towers to our customers. We own 77.6% of CCAL. CCAL is the largest independent tower operator in Australia. As of December 31, 2012, CCAL had approximately 1,700 towers with 56% of such towers located in seven major metropolitan areas. The majority of CCAL's towers were acquired from Optus

(in 2000) and Vodafone (in 2001). CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.
For 2012, CCAL comprised 6% of our consolidated net revenues. CCAL's principal customers are Telstra, Optus and VHA, which collectively accounted for approximately 90% of CCAL's 2012 revenues. During 2012, the Australian government continued the development and roll out of the National Broadband Network ("NBN"). NBN is a national high-speed open-access data network under development targeting nearly all Australian premises and includes a fixed wireless broadband network expected to be deployed by 2015. We believe that the continued development of NBN may result in additional future demand for new tenant additions on CCAL's existing towers and construction of new towers.
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
Employees
At January 31, 2013, we employed approximately 1,600 people worldwide, including approximately 1,500 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
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
United States
We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including Federal Communications Commission ("FCC") and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below.
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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and DAS, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in 2009, which is currently under appeal, establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. The Middle Class Tax Relief and Job Creation Act of 2012 mandates that state and local governments must approve an eligible facility's request for the modification of an existing tower that does not substantially change the dimensions of such tower. Notwithstanding the FCC declaratory ruling and recent legislation, decisions of local zoning authorities may also adversely affect the timing and cost of wireless infrastructure construction and modification.
Some of our DAS related subsidiaries hold authorization to provide intrastate telecommunication services as competitive local exchange carriers ("CLEC") in numerous states and to provide domestic interstate telecommunication services as authorized by the FCC. These DAS subsidiaries are primarily regulated by state public service commissions which have jurisdiction over public rights-of-way. CLEC status, in certain cases, helps promote access to such public rights-of-way, which is beneficial to the deployment of our DAS on a timely basis. Status as a CLEC often allows us to deploy our DAS systems in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower sites and traditional wireless rooftop sites.
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

Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cells, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that weakness and uncertainty in the economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure and network services. In addition, a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues and reduce demand for our wireless infrastructure and network services.
For 2012, approximately 72% of our consolidated revenues were derived from Sprint, AT&T,Verizon Wireless and T-Mobile, which represented 24%, 20%, 17% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, network sharing, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets, (4) inability to realize our deferred tax asset, and (5) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our four largest customers, have business models which may not be successful, and may require additional capital. See also "Item 1. Business—The Company."
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in a reduction of wireless infrastructure and impact revenues from our wireless infrastructure. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues and cash flows.
Potential Consolidations. In October 2012, T-Mobile entered into a definitive agreement to acquire MetroPCS, subject to regulatory approval and other closing conditions. During 2012, T-Mobile and MetroPCS accounted for 11% and 4%, respectively, of our consolidated net revenues. As of December 31, 2012, T-Mobile and MetroPCS are co-residents on approximately 1,550 of our towers. Net revenues from MetroPCS on these 1,550 towers represented approximately 2% of our consolidated net revenues during 2012. In December 2012, Sprint entered into a definitive agreement to acquire the portion of Clearwire it does not already own, subject to regulatory approvals and other closing conditions. During 2012, Sprint and Clearwire accounted for 24% and 3%, respectively, of our consolidated net revenues. As of December 31, 2012, Sprint and Clearwire are co-residents on approximately 2,700 of our towers.
If consummated, in whole or in part, these potential consolidations could result in decreased revenues and reduced or delayed demand for our wireless infrastructure as a result of the anticipated integration of these networks and consolidation of duplicate or overlapping parts of the networks. We expect that any termination of customer contracts as a result of these potential acquisitions would be spread over multiple years as existing contracts expire.
Recent Consolidations. Sprint merged with Nextel in August 2005, resulting in the combined company's use of two separate wireless technologies. During 2010, Sprint announced Network Vision, a multi-year network enhancement project to improve network speed, quality and efficiency and consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN. Sprint expects the Network Vision deployment to reach 250 million people by the end of 2013. While we do not expect that any of our customers' network enhancement deployments and any related non-renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and any corresponding non-renewal iDEN leases, to have a material adverse effect on our operations and cash flows for 2013 and subsequent periods, there can be no assurances that additional or similar actions by our customers would not adversely affect our operations and cash flows in the future.

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
Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions, among other things. Certain of our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. We are currently in compliance with our debt service coverage and leverage ratios. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
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
We have a substantial amount of indebtedness (approximately $11.0 billion as of December 31, 2012, after giving effect to the January 2013 Debt Retirements), which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness on commercially reasonable terms, or terms, including with respect to interest rates, as favorable as our current debt, or at all.
Economic conditions and the credit markets continue to experience a period of volatility, uncertainty and weakness due to, among other things, the impact of uncertainty around European sovereign debt and U.S. fiscal and monetary policies. Any renewed financial turmoil, worsening credit environment, weakening of the general economy and further uncertainty could impact the availability and cost of debt financing, including with respect to any refinancing of the obligations described above and on our ability to draw the full amount of our $1.5 billion revolving credit facility that, as of February 5, 2013, has $247.0 million of undrawn availability.

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
Future sales or issuances of a substantial number of shares of our common stock or other equity related securities may adversely affect the market price of our common stock. As of February 5, 2013, we had 293,158,751 shares of common stock outstanding, and we reserved 7.1 million shares of common stock for future issuance under our various stock compensation plans.
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
Certain wireless carriers own and operate their own tower networks, and certain of such carriers are larger and have greater financial resources than we have. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share.
The business model for our small cell operations contains differences from our traditional site rental business, resulting in different operational risks. If we do not successfully operate that business model or identify and manage those operational risks, such operations may produce results that are less than anticipated.
The business model for our small cell operations contains differences from our traditional tower operations, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), applicable laws and initial gross margins (although long-term gross margins are expected to be similar).
In addition, our small cell operations have operational risks that are different from our traditional site rental business, including the (1) use of CLEC status, (2) use of public rights-of-way, (3) use of poles owned by third parties, and (4) risks relating to overbuilding. Small cells also have risks similar to our tower operations, such as there can be no assurances that new customers will co-locate on our small cells or that either our existing small cell customers or our small cell landlords will renew their contracts at the same rate as our traditional site rental business. In addition, the rate at which wireless carriers adopt small cells may be lower or slower than we anticipate. Our small cell operations will also expose us to different safety or liability risks and hazards than our traditional site rental business as a result of numerous factors, including the location and nature of the assets involved. Because small cells are comparatively new technologies and are continuing to evolve, there may be other risks related to small cells of which we are not yet aware.
As a result of the NextG acquisition in April 2012, we have significantly increased the size and scope of our small cell operations, which may exacerbate the impact of the risks described above. In addition, there can be no assurances that assets acquired in the NextG acquisition will perform as expected by us and provide us with the benefits anticipated. If the NextG assets fail to perform as expected, or if we fail to otherwise realize the anticipated benefits of the NextG acquisition, our business, financial condition or results of operations could be adversely affected.

New technologies may significantly reduce demand for our wireless infrastructure and negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our wireless infrastructure. In addition, other technologies, such as femtocells, other small cells, and satellite transmission systems (such as low earth orbiting) may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our property interests relating to the land interests on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. Approximately 9% of our site rental gross margins for the year ended December 31, 2012 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
Approximately 6,500 of our towers are leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint. We have the option to purchase in 2037 all (but not less than all) of the Sprint towers from Sprint for approximately $2.3 billion. Approximately 6,200 of our towers are leased or subleased or operated and managed under a master prepaid lease and other related agreements with T-Mobile with a weighted-average term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase these towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised, would be between 2035 and 2049. Approximately 470 of our towers are subject to a lease and sublease and other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025). We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are required to be exercised. Even if we do have available capital, we may choose not to exercise our right to purchase the Sprint towers or some or all of the T-Mobile towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of the applicable Sprint towers or T-Mobile towers may not exceed the costs, which could adversely affect our business.
Under master lease and master prepaid lease arrangements we have with T-Mobile and Sprint, certain of our subsidiaries lease or sublease, or are otherwise granted the right to manage and operate, sites from bankruptcy remote subsidiaries of such carriers. If one of these bankruptcy remote subsidiaries nevertheless becomes a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiaries could lose their interest in the applicable sites. If our subsidiaries were to lose their interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.

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
The expansion and development of our business, including through acquisitions, increased product offerings and other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations and financial results.
We seek to expand and develop our business, including through acquisitions (recent examples of which include the WCP acquisition, the NextG acquisition and the T-Mobile acquisition), increased product offerings and other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions and other activities in which we may engage. Such transactions and activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transaction and activities may:

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
For example, the integration of the towers from the T-Mobile acquisition is a significant undertaking and requires significant resources, as well as attention from our management team. In addition, the integration of these towers into our operations requires certain one-time costs for tasks such as tower visits and audits and ground and tenant lease verification. If we fail to successfully and efficiently integrate the towers from the T-Mobile acquisition, we may not realize the benefits we expect from the T-Mobile acquisition, and our business, financial condition and results of operations may be adversely affected.
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
Public perception of possible health risks associated with cellular and other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs and revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.

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
Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2012, approximately 6% of our consolidated net revenues were denominated in Australian dollars. Over the past five years, the Australian dollar has strengthened by 18% against the U.S. dollar. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.
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
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 18, 2012 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices in the U.S. where we have high wireless infrastructure concentrations and an office in Sydney, Australia.

Wireless Infrastructure
Towers are vertical metal structures generally ranging in height from 50 to 500 feet. In addition, wireless communications equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land with an average size of approximately 20,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guyed wires to stabilize the structure. Our small cells are typically located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure, including utility poles and street lights, or are located at venues and universities. Our small cells are typically DAS, which is a network of antennas for the benefit of wireless carriers and is connected by fiber to communication hubs designed to facilitate wireless communications.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including with respect to our land interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2012.
Approximately 78% of our debt is secured. Approximately 8,500 towers (27% of our total), as well as nearly all of the third party land interests and other assets acquired in the WCP acquisition, and their related cash flows effectively secure $4.0 billion of our debt. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers also service our tower revenue notes. In addition, we have pledged the equity interests in certain subsidiaries in connection with our debt agreements. See note 6 to our consolidated financial statements.
Approximately 13,200 of our towers are leased or operated under master leases and subleases with wireless carriers, primarily Sprint and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
Substantially all of our wireless infrastructure can accommodate another tenant either as currently constructed or with appropriate modifications to the structure. Additionally, if so inclined as a result of a customer request for a new co-location or amendment of an existing installation, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions. As of December 31, 2012, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per tower is approximately 2.4 on our towers. The following is a summary of the number of existing tenants per tower as of December 31, 2012 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	6%
Five	6%
Four	10%
Three	17%
Two	24%
Less than two	37%
Total	100%

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
Price Range of Common Stock
Our common stock is listed and traded on the NYSE under the symbol "CCI." The following table sets forth for the calendar periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
2012:
First Quarter	$55.99	$44.62
Second Quarter	59.26	51.86
Third Quarter	66.11	57.60
Fourth Quarter	72.30	63.42
2011:
First Quarter	$46.27	$36.38
Second Quarter	44.49	39.74
Third Quarter	44.80	37.53
Fourth Quarter	44.92	38.70
As of February 5, 2013, there were approximately 850 holders of record of our common stock.
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
In 2012 and 2011, dividends on our 6.25% redeemable convertible preferred stock were paid utilizing approximately $2.5 million and $19.5 million in cash, respectively. In February 2012, we converted all of the outstanding 6.25% redeemable convertible preferred stock into shares of common stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Index, S&P 500 Market Index and the Dow Jones Telecommunication Equipment Index for the period commencing December 31, 2007 and ending December 31, 2012. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$200
$150
$100
$50
$0
Index Value
2007
2008
2009
2010
2011
2012
Period Ending
Crown Castle International Corp
S&P 500 Index - Total Returns
NYSE Composite Index
Dow Jones US Telecommunications Equipment Index

	Years Ended December 31,
Company/Index/Market	2007	2008	2009	2010	2011	2012
Crown Castle International Corp.	$100.00	$42.27	$93.86	$105.38	$107.71	$173.49
NYSE Market Index	100.00	60.86	78.25	88.91	85.63	99.29
S&P 500 Market Index	100.00	63.00	79.68	91.68	93.61	108.59
DJ Telecommunication Equipment Index	100.00	59.44	89.65	92.61	85.30	87.85
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2012, and as of December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements.

	Years Ended December 31,
	2012(a)	2011	2010	2009	2008
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$2,124,190	$1,853,550	$1,700,761	$1,543,192	$1,402,559
Network services and other	308,490	179,179	177,897	142,215	123,945
Net revenues	2,432,680	2,032,729	1,878,658	1,685,407	1,526,504
Operating expenses:
Costs of operations(b):
Site rental	539,239	481,398	467,136	456,560	456,123
Network services and other	189,750	106,987	114,241	92,808	82,452
Total costs of operations	728,989	588,385	581,377	549,368	538,575
General and administrative	212,572	173,493	165,356	153,072	149,586
Asset write-down charges	15,548	22,285	13,687	19,237	16,888
Acquisition and integration costs	18,298	3,310	2,102	—	2,504
Depreciation, amortization and accretion	622,592	552,951	540,771	529,739	526,442
Operating income (loss)	834,681	692,305	575,365	433,991	292,509
Interest expense and amortization of deferred financing costs(c)	(601,044)	(507,587)	(490,269)	(445,882)	(354,114)
Impairment of available-for-sale securities(d)	—	(4,216)	—	—	(55,869)
Gains (losses) on retirement of long-term obligations(c)	(131,974)	—	(138,367)	(91,079)	42
Net gain (loss) on interest rate swaps(e)	—	—	(286,435)	(92,966)	(37,888)
Interest income	4,556	666	2,204	2,967	8,336
Other income (expense)	(5,392)	(1,361)	(603)	2,446	(6,235)
Income (loss) before income taxes	100,827	179,807	(338,105)	(190,523)	(153,219)
Benefit (provision) for income taxes(f)	100,061	(8,347)	26,846	76,400	104,361
Net income (loss)(g)	200,888	171,460	(311,259)	(114,123)	(48,858)
Less: Net income (loss) attributable to the noncontrolling interest	12,304	383	(319)	209	—
Net income (loss) attributable to CCIC stockholders	188,584	171,077	(310,940)	(114,332)	(48,858)
Dividends on preferred stock and losses on purchases of preferred stock(h)	(2,629)	(22,940)	(20,806)	(20,806)	(20,806)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$185,955	$148,137	$(331,746)	$(135,138)	$(69,664)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses of purchases of preferred stock, per common share - basic and diluted	$0.64	$0.52	$(1.16)	$(0.47)	$(0.45)
Weighted-average common shares outstanding (in thousands):
Basic	289,285	283,821	286,764	286,622	282,007
Diluted	291,270	285,947	286,764	286,622	282,007

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$772,557	$643,454	$603,430	$571,256	$513,001
Net cash provided by (used for) investing activities	(4,199,596)	(399,865)	(390,949)	(172,145)	(476,613)
Net cash provided by (used for) financing activities(c)	3,786,803	(275,712)	(866,624)	214,396	47,717
Ratio of earnings to fixed charges(i)	1.1	1.3	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$441,364	$80,120	$112,531	$766,146	$155,219
Property and equipment, net	6,917,531	4,861,227	4,893,651	4,895,983	5,060,126
Total assets	16,088,709	10,545,096	10,469,529	10,956,606	10,361,722
Total debt and other long-term obligations(c)	11,611,242	6,885,699	6,778,894	6,579,150	6,102,189
Total CCIC stockholders' equity	2,938,746	2,386,245	2,445,373	2,936,241	2,715,865

(a)	Inclusive of the impact of acquisitions. See note 3 to our consolidated financial statements.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

(c)
Over the last five years, we have used debt to refinance other debt and fund discretionary investments such as acquisitions and purchases of common stock. We maintain debt leverage at levels that we believe optimize our weighted-average cost of capital. The following is a discussion of our debt activity during the last five years. See also "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" and notes 6 and 20 to our consolidated financial statements for additional information regarding our debt, including the repurchase and redemption of the 9% senior notes and 7.75% secured notes completed in January 2013.

•
During 2010 and 2009, we issued $3.5 billion and $2.9 billion face value of debt, respectively, and purchased and repaid $3.4 billion and $2.4 billion face value of debt, respectfully. These refinancings extended the maturities of our debt portfolio. We incurred losses on the purchase and repayment of this debt.

•	During 2012, we refinanced our credit facility, the 7.75% secured notes and the 9% senior notes, and we incurred and assumed additional debt related to our acquisitions.

(d)	In 2011 and 2008, we recorded impairment charges related to an other-than-temporary decline in the value of our investment in FiberTower Corporation.

(e)
The 2010 and 2009 amounts are predominately losses on various interest rate swaps that no longer qualified for hedge accounting and included swaps that were no longer economic hedges. The 2008 amount predominately represents losses on our former interest rate swaps with a subsidiary of Lehman Brothers Holdings Inc. that no longer qualified for hedge accounting. As of December 31, 2012, we had no interest rate swaps outstanding.

(f)
As a result of a deferred tax liability recorded in connection with the Global Signal Merger, we recorded partial tax benefits for our losses in 2010 and full tax benefits for all of 2009 and 2008. 2008 includes tax benefits of $74.9 million resulting from the completion of the Internal Revenue Service ("IRS") examination of our federal tax return for 2004. See note 9 to our consolidated financial statements regarding our tax position as of and for the years ended December 31, 2012 and 2011 including our reversal of valuation allowances in 2012.

(g)	No cash dividends on our common stock were declared or paid in 2012, 2011, 2010, 2009 or 2008.

(h)	In 2012, we converted our redeemable convertible preferred stock into shares of our common stock. See note 10 to our consolidated financial statements.

(i)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2010, 2009 and 2008 earnings were insufficient to cover fixed charges by $338.1 million, $190.5 million, and $153.2 million, respectively.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate or lease shared wireless infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, certain key terms of our lease agreements and growth trends in the wireless communications industry. Site rental revenues represented 87% of our 2012 consolidated net revenues. CCUSA, our largest operating segment, accounted for 94% of our 2012 site rental revenues.
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2012:

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

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦	Our site rental revenues grew $271 million, or 15%, from the full year 2011 to 2012. Our 2012 site rental revenues growth was impacted by:

◦	Our acquisitions in 2012 (see note 3 of our consolidated financial statements); and

◦
The fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain 4G upgrades.  We have done so by increasing the future contracted revenue above that of a typical escalation over a period of time, typically a three or four year period.  As a result for any given period, the increase in cash rental receipts may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition (see note 2 of our consolidated financial statements).

◦
Our 2013 site rental revenues growth will also be impacted by both of these same items that impacted our 2012 site rental revenues growth, including an approximately 13% expected contribution from the 2012 acquisitions.  Additionally, we do not expect that any of our customers' network enhancement deployments and any related non- renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and any corresponding non-renewal of iDEN leases, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately eight years, exclusive of renewals at the customer's option, representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint and T-Mobile accounted for 72% of consolidated revenues.

•	Majority of land interests under our towers under long-term control

◦
Approximately 91% and 77% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements, which represent approximately 38% of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $37.1 million, which represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	70% of our debt has fixed rate coupons, after giving effect to the January 2013 Debt Retirements.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance and cash trap covenants. See "Item 7. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $772.6 million.

◦
We believe our core business of providing access to our wireless infrastructure can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

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

◦	Discretionary investments during 2012 included the following acquisitions:

◦
In September 2012, we entered into a definitive agreement with T-Mobile to acquire the exclusive rights to lease, operate or otherwise acquire approximately 7,100 T-Mobile towers for approximately $2.5 billion. On November 30, 2012, we closed on the T-Mobile acquisition. We have the exclusive right to lease and operate the T-Mobile towers (that are otherwise not owned by the Company). In addition, we have the option to purchase such towers at the end of their respective lease terms. See note 1 of our consolidated financial statements for a further discussion of the terms of the T-Mobile lease including the purchase option. We utilized cash on hand, inclusive of the proceeds from the October 2012 issuance of the 5.25% senior notes, and borrowings under our revolving credit facility to fund the T-Mobile acquisition.

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

◦	Other investing and financing activities during 2012 included the following:

◦
Discretionary capital expenditures of $404.3 million including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦	The purchase of 0.7 million shares of common stock for $36.0 million.

◦
In January 2012, we refinanced our previously outstanding credit facility with a new credit facility that consisted of a $1.0 billion revolving credit facility and $2.1 billion of term loan facilities. In December 2012, we increased our revolving credit facility by $500 million to $1.5 billion. Borrowings under such credit facility were used to fund the cash consideration of the WCP acquisition, NextG acquisition and to partially fund the purchase and redemption of the 9% senior notes.

◦	In October 2012, we issued $1.65 billion aggregate principal amount of 5.25% senior notes due 2023 to partially fund the T-Mobile acquisition.

◦
In December 2012, we extended the maturity of our debt while reducing our interest rates by issuing $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023, for an aggregate principal amount of $1.5 billion with a blended rate of 3.36% ("2012 secured notes"), using the proceeds therefrom, together with borrowings under our credit facility, to repurchase and redeem all of the outstanding 7.75% secured notes and 9.00% senior notes.

◦
Through our 2012 financing activities, we lowered our average cost of debt from 6.2% as of December 31, 2011 to 4.5% as of December 31, 2012. As a result of our financing and investing activities during 2012, including the impact of the T-Mobile acquisition, the CCIC consolidated leverage ratio increased from approximately 5.3 times as of December 31, 2011 to approximately 6.5 times as of December 31, 2012, after giving effect to the January 2013 Debt Retirements. This current CCIC consolidated leverage ratio is below our restrictive covenant of 7.0 times. As a result of the financial performance and our refinancings that lowered our cost of debt, our interest coverage ratios and debt service coverage ratios improved during 2012. See "Item 7. MD&A—Liquidity and Capital Resources."

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
Comparison of Consolidated Results
The following is a comparison of our 2012, 2011 and 2010 consolidated results of operations:

	Years Ended December 31,			Percent Change(b)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands of dollars)
Net revenues:
Site rental	$2,124,190	$1,853,550	$1,700,761	15%	9%
Network services and other	308,490	179,179	177,897	72%	1%
Net revenues	2,432,680	2,032,729	1,878,658	20%	8%
Operating expenses:
Costs of operations(a):
Site rental	539,239	481,398	467,136	12%	3%
Network services and other	189,750	106,987	114,241	77%	(6)%
Total costs of operations	728,989	588,385	581,377	24%	1%
General and administrative	212,572	173,493	165,356	23%	5%
Asset write-down charges	15,548	22,285	13,687	*	*
Acquisition and integration costs	18,298	3,310	2,102	*	*
Depreciation, amortization and accretion	622,592	552,951	540,771	13%	2%
Total operating expenses	1,597,999	1,340,424	1,303,293	19%	3%
Operating income (loss)	834,681	692,305	575,365	21%	20%
Interest expense and amortization of deferred financing costs	(601,044)	(507,587)	(490,269)	*	*
Gains (losses) on retirement of long-term obligations	(131,974)	—	(138,367)	*	*
Net gain (loss) on interest rate swaps	—	—	(286,435)	*	*
Interest income	4,556	666	2,204	*	*
Other income (expense)	(5,392)	(5,577)	(603)	*	*
Income (loss) before income taxes	100,827	179,807	(338,105)	*	*
Benefit (provision) for income taxes	100,061	(8,347)	26,846	*	*
Net income (loss)	200,888	171,460	(311,259)	*	*
Less: Net income (loss) attributable to the noncontrolling interest	12,304	383	(319)	*	*
Net income (loss) attributable to CCIC stockholders	$188,584	$171,077	$(310,940)	*	*

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange fluctuations. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments—CCAL."
2012 and 2011. Our consolidated results of operations for 2012 and 2011, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 77% and 98% of consolidated net income (loss) attributable to CCIC stockholders. Our operating segment results for 2012 and 2011, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments"). Our consolidated results of operations for 2012 were impacted by the WCP acquisition, NextG acquisition and T-Mobile acquisition which resulted in (1) increases to consolidated net revenues of $143.3 million and (2) a net loss of $12.6 million included in net income (loss) attributable to CCIC stockholders, which includes the impact of the debt assumed in the WCP acquisition and approximately $16.2 million of acquisition and integration expenses, but excludes the interest expense associated with the financing to fund each of these acquisitions.

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
Comparison of Operating Segments
Our reportable operating segments for 2012 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
CCUSA—2012 and 2011. See note 3 in our consolidated financial statements for further discussion of the impact of our 2012 acquisitions.
Net revenues for 2012 increased by $379.8 million, or 20%, from 2011. This increase in net revenues resulted from an increase in site rental revenues of $256.1 million, or 15%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, acquisitions, escalations and cancellations of customer contracts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2012 increased by $199.3 million, or 15%, from 2011. The increase in the site rental gross margins was related to the previously mentioned 15% increase in site rental revenues. Site rental gross margins for 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $199.3 million incremental margin represents 78% of the related increase in site rental revenues, inclusive of impact of acquisitions.
Network services and other revenues for 2012 increased by $123.8 million, or 77%, from 2011, and the related gross margin increased by $46.1 million, or 70%, from 2011. The increase in our gross margin from our network services and other revenues is a reflection of the carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2012 increased by $33.2 million, or 22%, from 2011 but were 8% of net revenues for both 2012 and 2011. General and administrative expenses are inclusive of stock-based compensation charges, which increased $5.7 million during 2012 primarily related to a non-recurring stock grant. See also note 12 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our wireless infrastructure.

Adjusted EBITDA for 2012 increased by $235.5 million, or 19%, from 2011. Adjusted EBITDA was positively impacted by the growth in our site rental, as well as the contributions from network services activities and acquisitions.
Depreciation, amortization and accretion for 2012 increased by $68.7 million, or 13%, from 2011. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG acquisition and the T-Mobile acquisition.
During 2012, we completed several debt transactions, including refinancing and increasing availability under our credit facility and issuing the 5.25% senior notes and the 2012 secured notes. These financing transactions provided funding for the WCP acquisition, NextG acquisition and T-Mobile acquisition as well as refinancing certain of our debt and extending our debt maturities. As a result of repurchasing and redeeming certain of our debt, we incurred a net loss of $132.0 million for 2012, inclusive of (1) non cash losses of $48.1 million resulting from the write-off of deferred financing costs and discounts and (2) cash losses of $83.9 million including with respect to make whole payments. During 2011, we had no significant debt transactions. The increase in interest expense and amortization of deferred financing costs of $93.8 million, or 18%, in 2012 resulted predominately from the increase in debt outstanding. For a further discussion of the debt refinancings, including the impact to our results of operations for the first quarter of 2013 related to the January 2013 Debt Retirements, see notes 6, 7 and 20 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2012 predominately related to the NextG acquisition and T-Mobile acquisition. See note 3 of our consolidated financial statements.

The benefit (provision) for income taxes for 2012 was a benefit of $60.1 million inclusive of a valuation allowance reversal of $115.2 million resulting from (1) the NextG acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. For 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 in our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders for 2012 was income of $144.6 million compared to income of $168.1 million for 2011. The decrease in net income was predominately due to the increase in interest expense and the net losses on the retirement of debt partially offset by (1) the growth in our existing business and (2) a change in our benefit (provision) for income taxes primarily as a result of the reversal of the U.S. federal and state deferred tax valuation allowances.
CCAL—2012 and 2011. The increases and decreases between 2012 and 2011 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2012 was approximately 1.04, an increase of approximately 1% from approximately 1.03 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2012 increased by $20.1 million, or 16%, from 2011. Site rental revenues for 2012 increased by $14.6 million, or 13%, from 2011. The increase in the exchange rate did not have a significant impact on the growth from 2012 from 2011. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations and cancellations of customer contracts. Net revenues were also impacted by a $5.5 million increase in network services and other revenues.
Site rental gross margins for 2012 increased by $13.5 million, or 18%, from 2011 and Adjusted EBITDA for 2012 increased by $10.3 million, or 17%, from 2011. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to previously mentioned growth in our site rental revenues.
Net income (loss) attributable to CCIC stockholders for 2012 was a net income of $44.0 million, inclusive of income tax benefit of $39.9 million resulting from the reversals of the valuation allowance related to deferred tax assets, compared to net income of $3.0 million for 2011, inclusive of income tax provision of $2.2 million. The increase in net income was primarily related to the change in income tax benefit (provision) and the previously mentioned increase in net revenues.
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
Network services and other revenues for 2011 decreased by $6.6 million, or 4%, from 2010, and the related gross margin increased by $5.0 million, or 8%, from 2010. The increase in our gross margin from our network services and other revenues is a reflection of the general volatility in the volume and mix of such work. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
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
Adjusted EBITDA for 2011 increased by $125.5 million, or 11%, from 2010. Adjusted EBITDA was positively impacted by the growth in our site rental gross margin, including the high incremental site rental margin on the new tenant additions.
Depreciation, amortization and accretion for 2011 increased by $9.2 million, or 2%, from 2010. The increase is consistent with the insignificant movement in our fixed assets and intangible assets, which did not materially change between 2011 and 2010.
During 2010, we repaid or purchased $3.4 billion of face value of debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $138.4 million for 2010, inclusive of make whole payments. During 2010, we realized losses on interest rate swaps of $286.4 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further cash outflows associated with these swaps will occur. The increase in interest expense and amortization of deferred financing costs of $18.4 million, or 4%, in 2011 resulted predominately from a $17.5 million increase in the amortization of interest rate swaps primarily related to the loss realized in 2010 on the swaps hedging the refinancing of the 2006 tower revenue notes. For a further discussion of the debt refinancings and the interest rate swaps see notes 6 and 7 to our consolidated financial statements.
Benefit (provision) for income taxes for 2011 was a provision of $6.1 million compared to a benefit of $28.8 million for 2010. For 2011 and 2010, the effective tax rate differs from the statutory rate predominately due to our federal deferred valuation allowances. In addition, 2010 included $19.8 million of federal tax benefits recorded predominately as a result of discrete events, including acquisitions.
Net income (loss) attributable to CCIC stockholders for 2011 was income of $168.1 million. Net income (loss) attributable to CCIC stockholders for 2010 was a loss of $310.2 million, inclusive of (1) net losses from interest rate swaps of $286.4 million and (2) net losses from repayments and purchases and early retirement of debt of $138.4 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges and (2) growth in our core business.
CCAL—2011 and 2010. The increases and decreases between 2011 and 2010 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2011 was approximately 1.03, an increase of 12% from approximately 0.92 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
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
Site rental gross margins increased by $10.7 million, or 17%, for 2011 from $63.3 million, and Adjusted EBITDA for 2011 increased by $9.4 million, or 18%, from $53.0 million. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.

Net income (loss) attributable to CCIC stockholders for 2011 was a net income of $3.0 million, compared to a net loss of $0.7 million for 2010. The change from net loss to net income was primarily related to previously mentioned increase in net revenues.

Liquidity and Capital Resources
Overview
General. We believe our core business can be characterized as a stable cash flow stream, generated by revenues under long-term contracts (see "Item 7. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and will be available for discretionary investments. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments.
We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share results. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying or redeeming our debt.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for various periods of time. See our discussion of the impact of the T-Mobile acquisition on our leverage in "Item 7. MD&A—General Overview—Overview."
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
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We have $2.7 billion of federal net operating losses to offset future taxable income. We expect to utilize our federal net operating losses between now and 2017 based on current taxable income projections. We evaluate our options with respect to appropriately managing our tax position on an on-going basis. These options may include a conversion to a real estate investment trust ("REIT"), which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries would not qualify as a REIT and would continue to be subject to corporate income taxes.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2012, after giving effect to the January 2013 Debt Retirements. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and notes 6 and 20 to our consolidated financial statements for additional information regarding our debt.

December 31, 2012
(In thousands of dollars)
Cash and cash equivalents(a)	$109,542
Undrawn revolving credit facility availability(b)	247,000
Restricted cash	263,676
Debt and other long-term obligations	11,015,130
Total equity	2,915,397

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months, after giving effect to the January 2013 Debt Retirements:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $88.2 million (principal payments) and (2) capital expenditures of roughly $400 million to $450 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2012.

Summary Cash Flows Information

	Years Ended December 31,
	2012	2011	2010
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$772,557	$643,454	$603,430
Investing activities	(4,199,596)	(399,865)	(390,949)
Financing activities	3,786,803	(275,712)	(866,624)
Effect of exchange rate changes on cash	1,480	(288)	528
Net increase (decrease) in cash and cash equivalents	$361,244	$(32,411)	$(653,615)
Operating Activities
The increase in net cash provided by operating activities for 2012 from 2011 and 2010 was due primarily to growth in our core site rental business, inclusive of our acquisitions. Changes in working capital, and particularly changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect net cash provided by operating activities for the year ended December 31, 2013 will be sufficient to cover the next 12 months of our expected debt service obligations and capital expenditures. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures. We categorize our capital expenditures as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our wireless infrastructure, which are generally related to replacements and upgrades that extend the life of the asset, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we also commonly refer to as "revenue-generating capital expenditures," include (1) purchases of land interests under towers, (2) wireless infrastructure improvements and structural enhancements in order to support additional site rentals, and (3) the construction of wireless infrastructure.
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2012	2011	2010
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$134,171	$196,380	$109,097
Wireless infrastructure improvements and other	144,969	82,780	73,917
Construction of wireless infrastructure	125,137	45,391	20,718
Sustaining	37,106	23,391	24,326
Total	$441,383	$347,942	$228,058

Other than sustaining capital expenditures, which we expect to be approximately $28 million to $32 million for the year ended December 31, 2013, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results on a per share basis. We expect to use roughly $400 million to $450 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2013, with approximately one-fourth of our total capital expenditures targeted for our existing wireless infrastructure assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•	The decrease in purchases of land interests from 2011 to 2012 was driven by a single transaction during 2011 for $87.7 million for perpetual easements and other interests.

•	Capital expenditures for construction of wireless infrastructure increased from 2011 to 2012 primarily as a result of additional DAS network builds.

•
Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation and (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions.  Acquisitions consist of the acquisitions of businesses such as towers, DAS and third party land sites. See notes 3 and 5 for a discussion of the WCP acquisition, the NextG acquisition and the T-Mobile acquisition in 2012 and our acquisition of NewPath in 2010.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share results, which may include various financing activities, such as (in no particular order) purchasing our common stock and purchasing, repaying or redeeming our debt. Since the beginning of 2010, we have purchased an aggregate of 12.2 million shares of common stock for $499.1 million, which purchases we believe are consistent with our objective to drive per share results. During 2010, we extended the maturities of our debt by issuing an aggregate $3.5 billion face value of debt and purchased and repaid $3.4 billion face value of debt. In 2012, our financing activities predominately related to the issuance and borrowing of an aggregate $6.5 billion of face value of debt which provided funding for the WCP acquisition, NextG acquisition and T-Mobile acquisition, as well as the refinancing of our credit facility and the repurchase and redemption of the 7.75% secured notes and the 9% senior notes, which lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 6 and 20 to our consolidated financial statements for additional information regarding January 2013 Debt Retirements.
Incurrence of Debt. See note 6 to our consolidated financial statements for a discussion of our issuances of debt during 2010 and 2012, which extended the maturities of our debt portfolio, provided funding for our acquisitions and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." Highlights of the security for our debt is as follows:

•
Approximately 78% of our debt is secured. As of December 31, 2012, 27% of our towers, as well as nearly all of the third party land interests and other assets acquired in the WCP acquisition, and the cash flows from these towers effectively secure $4.0 billion of our debt. Distributions paid from our entities that hold approximately 4,900 towers also service this secured debt.

•	We have pledged the equity interests in certain subsidiaries as well as certain of our deposit accounts in connection with certain of our debt agreements.
Debt Purchases and Repayments. See note 6 to our consolidated financial statements for a summary of our repurchases, redemptions and repayments of debt during 2010 and 2012, including the gains (losses) on retirement of long-term obligations. See note 6 and 20 to our consolidated financial statements for a discussion of the January 2013 Debt Retirements, which we expect will result in a loss on the retirement of debt in our first quarter of 2013 of approximately $36 million.
Interest Rate Swaps. During 2010, we settled all of our forward-starting interest rate swaps. See note 7 to our consolidated financial statements for a further discussion of interest rate swaps.
Common Stock and Preferred Stock Activity. As of December 31, 2012, 2011 and 2010, we had 293.2 million, 284.4 million and 290.8 million common shares outstanding, respectively. During the three years ended December 31, 2012, 2011, and 2010, we purchased an aggregate 0.7 million, 7.4 million, and 4.1 million shares, respectively, of common stock. We may continue to purchase our common stock in the future as we seek to allocate capital to discretionary investments in a manner that we believe will enhance per share results. In February 2012, we converted all of the outstanding 6.25% redeemable convertible preferred stock into common stock. See "Item 1. Business—Strategy" and note 10 to our consolidated financial statements.

Revolving Credit Facility. In January 2012, we refinanced our previously outstanding credit facility with a new credit facility that consisted of a $1.0 billion revolving credit facility and $2.1 billion of term loan facilities. In December 2012, we increased our revolving credit facility by $500 million to $1.5 billion. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use our revolving credit facility to fund discretionary investments and not for operating activities, such as working capital, which are typically funded by net cash provided by operating activities. As of February 5, 2013, there is $1.3 billion outstanding under our $1.5 billion revolving credit facility, and there is $247.0 million of undrawn availability. We have not made any repayments on our existing revolving credit facility. The weighted-average interest rate as of December 31, 2012 was 2.7% on the existing revolving credit facility. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Restricted Cash. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. As of December 31, 2012, restricted cash included $316.6 million of cash held by the trustee in connection with the redemption of the 7.75% secured notes. The redemption was completed in January 2013. See also notes 2, 6 and 20 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2012 after giving effect to the January 2013 Debt Retirements. These contractual cash obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)) and the WCP securitized notes (see footnote (d)).

	Years Ending December 31,
Contractual Obligations(a)	2013	2014	2015	2016	2017	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)(c)	$88,183	$99,101	$111,437	$112,782	$2,139,893	$8,452,061	$11,003,457
Interest payments on debt and other long-term obligations(c)(d)	448,982	492,720	505,120	523,611	503,190	7,277,071	9,750,694
Lease obligations(e)	428,839	430,348	434,247	437,690	440,573	5,761,353	7,933,050
Other	4,278	3,812	3,441	157	—	—	11,688
Total contractual obligations	$970,282	$1,025,981	$1,054,245	$1,074,240	$3,083,656	$21,490,485	$28,698,889
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2012, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.0 billion. As of December 31, 2012, the net present value of these asset retirement obligations was approximately $95 million.

•
In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance related obligations. We are contractually obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various wireless infrastructure land interest leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA's lenders in amounts aggregating $12.6 million and expire on various dates through December 2013.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure. See note 14 to our consolidated financial statements.

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2012 Excess Cash Flow of the issuers of the tower revenue notes was approximately $482 million. The anticipated repayment date is 2015 for each class of the WCP securitized notes. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(c)
If the WCP securitized notes with a current face value of $296.0 million are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2012 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $17 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(e)
Amounts relate primarily to lease obligations for the land interests on which our wireless infrastructure resides, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.

The following table summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2012. As of December 31, 2012, the leases for land interests under our towers had an average remaining life of approximately 30 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

Remaining Term, In Years(c)	Percent of Total Towers	Percent of Total Site Rental Gross Margins(a)(b)
Owned in fee or perpetual or long-term easements	23%	38%
20+ years	41%	39%
10 years to less than 20 years	23%	14%
5 years to less than 10 years	9%	7%
1 year to less than 5 years	3%	2%
0 to less than 1 year	1%	—%
Total	100%	100%

(a)	For the year ended December 31, 2012.

(b)	Without consideration of the term of the customer contract agreement.

(c)	Inclusive of renewal terms at our option.
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

The following are the ratios applicable to the financial maintenance, restrictive and cash trap reserve covenants under our debt agreements, after giving effect to the January 2013 Debt Retirements.

	Type		Debt	Current Covenant Requirement	As of December 31, 2012	Latest Issuance Date
CCIC:

Leverage ratio	Restrictive	(f)	7.125% Senior Notes	≤7.00	6.5	6.3
Leverage ratio	Restrictive	(f)	5.25% Senior Notes	≤7.00	6.5	6.5
CCOC:
Net leverage ratio(a)	Maintenance	(g)	Credit Agreement	≤6.0	5.1	4.8
Net leverage ratio(a)	Restrictive	(i)	Credit Agreement	≤5.5	5.1	4.8
Interest coverage ratio(b)	Maintenance	(g)	Credit Agreement	≥2.5	4.6	3.9
Tower and third party land interest companies:
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2010 Tower Revenue Notes	≥1.75	3.7	3.1
Debt service coverage ratio(c)(d)	Cash Trap	(h)	2009 Securitized Notes	≥1.30	3.4	2.4
Debt service coverage ratio(e)	Cash Trap	(h)	WCP Securitized Notes	≥1.30	1.5	N/A
____________________

(a)
The Total Net Leverage Ratio for CCOC is calculated as the ratio of (1) Total Indebtedness (excluding debt held by CCIC) less Unrestricted Cash (both as defined in the credit agreement and calculated in accordance with GAAP) to (2) Consolidated EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four. In March 2014, the covenant requirement decreases to a maximum Total Net Leverage Ratio of 5.50 to 1.00. Consolidated EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 16 to our consolidated financial statements.

(b)
The Consolidated Interest Coverage Ratio for CCOC is calculated as the ratio of (1) Consolidated EBITDA for the most recently completed quarter multiplied by four to (2) Consolidated Pro forma Debt Service (as defined in the credit agreement).

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

(d)
The Debt Service Coverage Ratio is calculated as site rental revenue (calculated in accordance with GAAP), less: (1) cost of operations (calculated in accordance with GAAP), (2) straight-line rental revenues, (3) straight-line ground lease expenses, (4) management fees, and (5) sustaining capital expenditures, using the results for the previous 12 months then ended to the amount of interest to be paid over the succeeding 12 months per the terms of the respective agreement.

(e)
The Debt Service Coverage Ratio on the WCP securitized notes is calculated as Net Cash Flow (as defined in the indenture) less: (1) the Series 2010-1 Class A Targeted Amortization Amounts (as defined in the indenture) for the immediately succeeding 12 payment dates and (2) the Unpaid Series 2010-1 Class A Monthly Amortization Amount (as defined in the indenture) to the payments of interest that the issuers of such debt will be required to pay on the succeeding 12 payment dates on the principal balance of the WCP securitized notes. The WCP securitized notes also have an amortization threshold of 1.15, which could result in applying all Excess Cash Flow (as defined in the indenture) to prepay principal amounts with applicable prepayment consideration. In addition, if the Non-Performing Wireless Site Contract Ratio (as defined in the indenture) on the WCP securitized notes is greater than 10%, it could result in applying all Excess Cash Flow to prepay principal amounts with applicable prepayment consideration.

(f)
The 7.125% senior notes and 5.25% senior notes contain restrictive covenants with which CCIC and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Debt (as defined in the senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1.

(g)	Failure to comply with the ratios applicable to the financial maintenance would, absent a waiver, result in default under our credit agreement.

(h)
Failure to comply with the cash trap reserve covenants would require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account for debt service and not released to us.

(i)
The credit agreement contains a restrictive covenant relating to CCOC and its restricted subsidiaries' ability to make restricted payments (as defined in the credit agreement), including dividends. As of December 31, 2012, after giving effect to the January 2013 Debt Retirements, CCOC and its restricted subsidiaries could (1) borrow an additional $681.0 million of debt and remain in compliance with this restrictive covenant, assuming no change in Consolidated EBITDA and (2) decrease Consolidated EBITDA by $123.8 million and remain in compliance with this restrictive covenant, assuming no change in their indebtedness.

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2012 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. Over 87% of our total revenue for 2012 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), prepaid rent or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Any up-front billings to customers for their negotiated share of the cost of wireless infrastructure modifications required to accommodate the installation of customer equipment or the cost of the construction of small cells are initially deferred and recognized over the term of the applicable site rental contract. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure (for example with respect to small cells) we record deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. We record a deferred site rental receivable for the difference between the straight-lined amount and the rent billed. We record an allowance for uncollectible deferred site rental revenues for which increases or reversals of this allowance impact our site rental revenues. See note 2 to our consolidated financial statements.
We provide network services relating to our wireless infrastructure, which represent less than 13% of our total revenues for 2012. Network services and other revenue relate to installation services, as well as the following additional site development services relating to existing and new antenna installations on our wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, fiber installations, other construction and other services related to network development. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental.
See "Item 1. Business—CCUSA" for a further discussion of our business.
Accounting for Acquisitions — General. As described in "Item 1. Business," much of our wireless infrastructure has been acquired in various transactions from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Accounting for Acquisitions - Valuation" below.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our financial statements and could result in retrospective changes in results reported for the acquired business in prior periods in accordance with GAAP. As of December 31, 2012, the purchase price allocation for the T-Mobile acquisition is preliminary and subject to change, including as result of the finalization of the valuation of certain tangible and intangible assets and certain liabilities.
Accounting for Acquisitions — Valuation. As of December 31, 2012, our largest asset was property and equipment, which primarily consists of wireless infrastructure, followed by intangible assets and goodwill (approximately $2.9 billion and $3.1 billion in net book value, respectively). Approximately $2.7 billion net book value at December 31, 2012 of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.

The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers) or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The most important estimates for measurement of above and below-market leases is the determination of (1) favorablility or unfavorability to the current market terms, and (2) applicable lease term, including whether renewals or extensions should be measured. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile towers and the Sprint towers, we evaluate such agreements to determine treatment as capital or operating leases and identification of any bargain purchase options.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2012, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.
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
When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers, nodes and third party land interests within a grouping for which we currently have no tenants. Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on over half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower, node or third party land interest and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. Nearly all of our goodwill is recorded at CCUSA. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. Our reporting units are the operating segments (CCUSA and CCAL) since segment management operates their respective wireless infrastructure portfolios as a single network.
We performed our most recent annual goodwill impairment test as of October 1, 2012, which resulted in no impairments. This assessment included consideration of our market capitalization which exceeded over seven times the aggregate carrying amount of the reporting units as of December 31, 2012.
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
If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Our ability to utilize our net operating loss carryforwards is dependent, in part, upon our having sufficient future earnings to utilize our net operating loss carryforwards before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our net operating loss carryforwards, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows.
See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments" for a discussion of our benefit (provision) for income taxes during 2012, 2011 and 2010. During 2012, we reversed the valuation allowance at CCUSA and CCAL related to our determination that we are more likely than not to realize these deferred tax assets as a result of our recent historical trends of taxable income and anticipated future taxable income for the respective jurisdictions. The evaluation of the amount of our valuation allowance and the timing of any such adjustments requires significant judgment. See note 9 of our consolidated financial statements for further discussion of our valuation allowance.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
None.
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
We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our wireless infrastructure effectively;

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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($11.6 billion and $6.9 billion of debt outstanding at December 31, 2012 and 2011, respectively);

•	our $3.3 billion of floating rate debt representing approximately 29% of total debt compared to 13% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015, which reflects the impact of refinancings that extended our debt maturities. As of December 31, 2012, we have no interest rate swaps hedging any refinancings. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2012, we had $3.3 billion of floating rate debt, which included $1.6 billion of debt with a LIBOR floor of 1% per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $4 million exclusive of the impact of the LIBOR floor.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our short-term liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2012 after giving effect to the January 2013 Debt Retirements. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnote (c)). See note 6 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2013	2014	2015	2016	2017	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(c)	$47,183	$48,726	$48,562	$46,782	$545,893	$6,948,061	(c)	$7,685,207	(c)	$8,471,610
Average interest rate(b)(c)	4.9%	5.0%	5.0%	7.1%	2.8%	7.8%	(c)	7.4%	(c)
Variable rate debt	$41,000	$50,375	$62,875	$66,000	$1,594,000	$1,504,000		$3,318,250		$3,321,010
Average interest rate	3.2%	3.1%	3.0%	3.0%	2.7%	4.0%		3.3%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2012 Excess Cash Flow of the issuers of the tower revenue notes was approximately $482 million. If the WCP securitized notes with a current face value of $296.0 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2012 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $17 million.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated revenues and 4% of our consolidated operating income for 2012. As of December 31, 2012, the Australian dollar exchange rate had strengthened compared to the U.S. dollar by approximately 1% from the average rate for 2011. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments."
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars is not significant to our financial condition. A hypothetical increase or decrease of 25% in Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $12 million.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.:

In our opinion, the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and equity and of cash flows for the years then ended present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2012 and 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Crown Castle International Corp.:
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), cash flows, and redeemable convertible preferred stock and equity for the year ended December 31, 2010 of Crown Castle International Corp. and subsidiaries (the Company). In connection with our audit of the consolidated financial statements, we also have audited the 2010 information in financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Crown Castle International Corp. and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 15, 2011

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$441,364	$80,120
Restricted cash	575,938	252,368
Receivables net of allowance of $7,726 and $5,891, respectively	192,833	77,258
Prepaid expenses	103,808	80,529
Deferred income tax assets	193,420	85,385
Other current assets	73,961	23,492
Total current assets	1,581,324	599,152
Deferred site rental receivables, net	864,819	621,103
Property and equipment, net	6,917,531	4,861,227
Goodwill	3,119,957	2,035,390
Site rental contracts and customer relationships, net	2,652,560	2,074,982
Other intangible assets, net	289,136	103,200
Deferred income tax assets	33,914	—
Long-term prepaid rent, deferred financing costs and other assets, net	629,468	250,042
Total assets	$16,088,709	$10,545,096
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,999	$32,055
Accrued interest	52,592	65,392
Deferred revenues	241,127	167,238
Other accrued liabilities	140,084	104,904
Current maturities of debt and other obligations	688,056	32,517
Total current liabilities	1,237,858	402,106
Debt and other long-term obligations	10,923,186	6,853,182
Deferred income tax liabilities	65,830	97,562
Below-market tenant leases, deferred ground lease payable and other liabilities	910,571	500,350
Total liabilities	13,137,445	7,853,200
Commitments and contingencies (note 14)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2012—0 and December 31, 2011—6,111,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: December 31, 2012—$0 and December 31, 2011—$305,550	—	305,032
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2012—293,164,786 and December 31, 2011—284,449,372	2,932	2,844
Additional paid-in capital	5,623,595	5,312,342
Accumulated other comprehensive income (loss)	(61,791)	(116,996)
Accumulated deficit	(2,625,990)	(2,811,945)
Total CCIC stockholders' equity	2,938,746	2,386,245
Noncontrolling interest	12,518	619
Total equity	2,951,264	2,386,864
Total liabilities and equity	$16,088,709	$10,545,096

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net revenues:
Site rental	$2,124,190	$1,853,550	$1,700,761
Network services and other	308,490	179,179	177,897
	2,432,680	2,032,729	1,878,658
Operating expenses:
Costs of operations(a):
Site rental	539,239	481,398	467,136
Network services and other	189,750	106,987	114,241
General and administrative	212,572	173,493	165,356
Asset write-down charges	15,548	22,285	13,687
Acquisition and integration costs	18,298	3,310	2,102
Depreciation, amortization and accretion	622,592	552,951	540,771
Total operating expenses	1,597,999	1,340,424	1,303,293
Operating income (loss)	834,681	692,305	575,365
Interest expense and amortization of deferred financing costs	(601,044)	(507,587)	(490,269)
Gains (losses) on retirement of long-term obligations	(131,974)	—	(138,367)
Net gain (loss) on interest rate swaps	—	—	(286,435)
Interest income	4,556	666	2,204
Other income (expense)	(5,392)	(5,577)	(603)
Income (loss) before income taxes	100,827	179,807	(338,105)
Benefit (provision) for income taxes	100,061	(8,347)	26,846
Net income (loss)	200,888	171,460	(311,259)
Less: Net income (loss) attributable to the noncontrolling interest	12,304	383	(319)
Net income (loss) attributable to CCIC stockholders	188,584	171,077	(310,940)
Dividends on preferred stock and losses on purchases of preferred stock	(2,629)	(22,940)	(20,806)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$185,955	$148,137	$(331,746)
Net income (loss)	$200,888	$171,460	$(311,259)
Other comprehensive income (loss):
Available-for-sale securities, net of taxes of $0, $0, and $0:
Unrealized gains (losses), net of taxes	—	(7,537)	738
Derivative instruments, net of taxes of $17,115, $0, and $(14,997):
Net change in fair value of cash flow hedging instruments, net of taxes	—	(973)	(140,194)
Amounts reclassified into results of operations, net of taxes	48,124	71,707	56,890
Foreign currency translation adjustments	6,308	(848)	27,908
Total other comprehensive income (loss)	54,432	62,349	(54,658)
Comprehensive income (loss)	255,320	233,809	(365,917)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	11,531	750	(223)
Comprehensive income (loss) attributable to CCIC stockholders	$243,789	$233,059	$(365,694)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses of purchases of preferred stock, per common share:
Basic	0.64	0.52	(1.16)
Diluted	0.64	0.52	(1.16)
Weighted-average common shares outstanding (in thousands):
Basic	289,285	283,821	286,764
Diluted	291,270	285,947	286,764
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$200,888	$171,460	$(311,259)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	622,592	552,951	540,771
Gains (losses) on retirement of long-term obligations	131,974	—	138,367
Amortization of deferred financing costs and other non-cash interest	109,350	102,943	85,454
Stock-based compensation expense	41,944	32,610	36,540
Asset write-down charges	15,548	22,285	13,687
Deferred income tax benefit (provision)	(110,374)	4,626	(26,196)
Income (expense) from forward-starting interest rate swaps	—	—	286,435
Other adjustments	612	4,122	857
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(13,520)	201	(4,285)
Increase (decrease) in accounts payable	34,543	(7,497)	1,702
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	98,686	19,606	39,012
Decrease (increase) in receivables	(98,570)	(17,407)	(11,653)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(261,116)	(242,446)	(186,002)
Net cash provided by (used for) operating activities	772,557	643,454	603,430
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(3,759,475)	(37,551)	(139,158)
Capital expenditures	(441,383)	(347,942)	(228,058)
Other investing activities, net	1,262	(14,372)	(23,733)
Net cash provided by (used for) investing activities	(4,199,596)	(399,865)	(390,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,250,000	—	3,450,000
Proceeds from issuance of capital stock	258	1,557	18,731
Principal payments on debt and other long-term obligations	(80,818)	(35,345)	(26,398)
Purchases and redemptions of long-term debt	(1,978,709)	—	(3,541,312)
Purchases of capital stock	(36,043)	(303,414)	(159,639)
Purchases of preferred stock	—	(15,002)	—
Borrowings under revolving credit facility	1,253,000	283,000	157,000
Payments under revolving credit facility	(251,000)	(189,000)	—
Payments for financing costs	(78,641)	—	(59,259)
Payments for forward-starting interest rate swap settlements	—	—	(697,821)
Net (increase) decrease in restricted cash	(288,763)	1,979	11,953
Dividends on preferred stock	(2,481)	(19,487)	(19,879)
Net cash provided by (used for) financing activities	3,786,803	(275,712)	(866,624)
Effect of exchange rate changes on cash	1,480	(288)	528
Net increase (decrease) in cash and cash equivalents	361,244	(32,411)	(653,615)
Cash and cash equivalents at beginning of year	80,120	112,531	766,146
Cash and cash equivalents at end of year	$441,364	$80,120	$112,531
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2010	6,361,000	$315,654	292,729,684	$2,927	$5,685,874	$68,447	$(199,470)	$6,799	$(2,628,336)	$(156)	$2,936,085
Stock-based compensation related activity, net of forfeitures	—	—	2,230,458	22	55,249	—	—	—	—	—	55,271
Purchases and retirement of capital stock	—	—	(4,133,858)	(41)	(159,598)	—	—	—	—	—	(159,639)
Foreign currency translation adjustments	—	—	—	—	—	27,812	—	—	—	96	27,908
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	738	—	—	738
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	(140,194)	—	—	—	(140,194)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	56,890	—	—	—	56,890
Dividends on preferred stock and amortization of issue costs	—	927	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	—	—	(310,940)	(319)	(311,259)
Balance, December 31, 2010	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$96,259	$(282,774)	$7,537	$(2,960,082)	$(379)	$2,444,994

			CCIC Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2010	6,361,000	$316,581	290,826,284	$2,908	$5,581,525	$96,259	$(282,774)	$7,537	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	1,000,891	10	34,157	—	—	—	—	—	34,167
Purchases and retirement of capital stock	—	—	(7,377,803)	(74)	(303,340)	—	—	—	—	—	(303,414)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	—	—	(2,538)	—	(2,538)
Foreign currency translation adjustments	—	—	—	—	—	(1,215)	—	—	—	367	(848)
Available-for-sale securities:										—
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	(7,537)	—	—	(7,537)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	(973)	—	—	—	(973)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	71,707	—	—	—	71,707
Dividends on preferred stock and amortization of issue costs	—	915	—	—	—	—	—	—	(20,402)	—	(20,402)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	—	—	171,077	383	171,460
Balance, December 31, 2011	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$95,044	$(212,040)	$—	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	1,129,579	12	42,192	—	—	—	—	—	42,204
Purchases and retirement of capital stock	—	—	(700,070)	(7)	(36,036)	—	—	—	—	—	(36,043)
Conversion of redeemable preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	—	—	305,180
Foreign currency translation adjustments	—	—	—	—	—	7,081	—	—	—	(773)	6,308
Derivative instruments:
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	48,124	—	—	—	48,124
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	—	—	188,584	12,304	200,888
Balance, December 31, 2012	—	$—	293,164,786	$2,932	$5,623,595	$102,125	$(163,916)	$—	$(2,625,990)	$12,518	$2,951,264
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. ("CCIC") and its majority and wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms (collectively, "third party land interests") (collectively, "wireless infrastructure"). The Company conducts operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its approximately 31,500 towers of which approximately 29,800 towers are in CCUSA and approximately 1,700 towers are in CCAL, and to a lesser extent, to (2) its small cells, and (3) third party land interests to wireless communications companies via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts").
Approximately 6,500 of our towers are leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint Nextel ("Sprint"). The Company has the option to purchase in 2037 all (but not less than all) of the Sprint towers from Sprint for approximately $2.3 billion. Approximately 6,200 of our towers are leased or subleased or operated or managed under a master prepaid lease and other related agreements with T-Mobile USA, Inc. ("T-Mobile") with a weighted-average term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase these towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion , which payments, if exercised would be between 2035 and 2049. Approximately 470 of our towers are subject to a lease and sublease and other related arrangements with AT&T. The Company has the option to purchase these towers that we do not otherwise already own at the end of the respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised would be due between 2018 and 2032 (less than $10 million would be due before 2025).
To a lesser extent, the Company also provides certain network services relating to its wireless infrastructure, consisting of (1) customer equipment installation and subsequent augmentation services (collectively, "installation services"), and (2) the following additional site development services relating to existing and new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, fiber installation, other construction and other services related network development.
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
The following table is a summary of the impact of restricted cash on the statement of cash flows for the three years ending December 31, 2012.

	For the years ending December 31,
	2012		2011	2010
Net cash provided by (used from) operating activities	$11,475		$(17,902)	$(18,939)
Net cash provided by (used from) investing activities	$(46,282)	(a)	$(15,430)	$(515)
Net cash provided by (used from) financing activities	$(288,763)	(b)	$1,979	$11,953

(a)     Inclusive of $46.3 million of acquired restricted cash.
(b)     Inclusive of $316.6 million of cash held by the trustee to retire the 7.75% Secured Notes as discussed in notes 6 and 20.
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
Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
Lessee. Leases for land are evaluated for capital lease treatment if at least one of the first two criteria mentioned in the immediately preceding paragraph is present relating to the leased assets. When the Company, as lessee, classifies a lease as a capital lease, it records an asset in an amount equal to the present value of the minimum lease payments under the lease at the beginning of the lease term. Applicable operating leases are recognized on a straight-line basis as discussed under "costs of operations" below.
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "revenue recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. Land owned in fee and perpetual easements for land are recorded as "property and equipment, net." When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of the deferred ground lease payable and unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Interest costs incurred related to the construction of certain property and equipment are capitalized. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

group is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Changes subsequent to initial measurement resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and related carrying amount of the capitalized asset. Asset retirement obligations are included in "below-market tenant leases, deferred ground lease payable and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion expense" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting until is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2012, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired wireless infrastructure, (3) term easement rights for land interest under the acquired wireless infrastructure, and (4) other contractual rights such as trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.

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
Deferred Credits
Deferred credits are included in “deferred revenues” and “below-market tenant leases, deferred ground lease payable and other liabilities” on the Company's consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure and (2) above-market leases for land interests under the Company's wireless infrastructure.
Fair value for these deferred credits represents the difference between (1) the stated contractual payments to be made pursuant to the in-place lease and (2) management's estimate of fair market lease rates for each corresponding lease. Deferred credits are measured over a period equal to the estimated remaining economic lease term considering renewal provisions, and economics associated with those renewal provisions, to the extent applicable. Below-market tenant leases and above-market leases for land interests are amortized to site rental revenues and site rental costs of operations, respectively, over their respective estimated remaining lease term at the acquisition date.
Deferred Financing Costs
Costs incurred to obtain financing, including underwriter, banker, legal and accounting fees, are deferred and amortized over the estimated term of the related borrowing using the effective yield method. Deferred financing costs are included in "long-term prepaid rent, deferred financing costs and other assets" on the Company's consolidated balance sheet.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect and estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables, net" and amounts received in advance are recorded as "deferred revenues."
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line ground lease expense is included in "below-market tenant leases, deferred ground lease payable and other liabilities" on the Company's consolidated balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, and fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss).
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
Valuation. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company's stock at the date of grant. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
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

	Years Ended December 31,
	2012	2011	2010
Interest expense on debt obligations	$491,694	$404,644	$404,815
Amortization of deferred financing costs	23,324	15,086	15,397
Amortization of discounts on long-term debt	21,297	16,090	14,481
Amortization of interest rate swaps	65,239	71,707	54,169
Other, net of capitalized interest	(510)	60	1,407
Total	$601,044	$507,587	$490,269
The Company amortizes discounts and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts and purchase price adjustments are presented as a reduction to the related debt obligation on the Company's consolidated balance sheet.
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
The Company recognizes a tax position if it is more likely than not that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2012 and 2011, the Company has not recorded any penalties related to income taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to CCIC stockholders	$188,584	$171,077	$(310,940)
Dividends on preferred stock and losses on purchases of preferred stock	(2,629)	(22,940)	(20,806)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock and losses on purchases of preferred stock	$185,955	$148,137	$(331,746)
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	289,285	283,821	286,764
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,985	2,126	—
Diluted weighted-average number of common shares outstanding	291,270	285,947	286,764
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.64	$0.52	$(1.16)
Diluted	$0.64	$0.52	$(1.16)
For the years ended December 31, 2012 and 2011, 0.2 million and 0.9 million restricted stock awards, respectively, were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that December 31, 2012 and 2011 were the respective ends of the contingency periods. For the year ended December 31, 2010, all of the CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. In addition, for the years ended 2011 and 2010, 8.3 million and 8.6 million shares, respectively, reserved for issuance upon conversion of the 6.25% Redeemable Convertible Preferred Stock are excluded from dilutive common shares in 2011 and 2010 as well because the impact of such conversion would be anti-dilutive. See notes 10 and 12.
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
Derivative Instruments
The Company had previously entered into interest rate swaps, to manage and reduce its interest rate risk. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.

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
NewPath Acquisition
In September 2010, the Company acquired NewPath Networks, Inc. ("NewPath") for cash consideration of $128 million through a merger with and into a subsidiary of the Company. NewPath was a provider of DAS, a network of antennas connected by fiber to a communications hub designed to facilitate wireless communications for wireless carriers. The final purchase price was predominately allocated to (1) property and equipment, (2) intangible assets consisting of site rental contracts and customer relationships, (3) goodwill, (4) deferred tax liabilities, and (5) other working capital, all of which are based on estimated fair values at the date of acquisition. The Company paid a purchase price that resulted in goodwill at CCUSA due to (1) the expected growth in DAS including the co-location of additional tenants and (2) opportunities to construct and lease future DAS.
WCP Acquisition
On January 12, 2012, the Company announced a definitive agreement to acquire certain subsidiaries of Wireless Capital Partners, LLC ("WCP"). On January 31, 2012 the Company closed the acquisition (“WCP Acquisition”). Upon closing, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets.
The purchase price of $214.7 million includes $39.2 million of restricted cash and excludes the assumption of $336.3 million (after fair value adjustments) of debt. See note 6. The Company utilized a portion of the borrowings under the senior secured term loans issued in January 2012 ("2012 Term Loans") to fund the cash consideration.
The final allocation of the total purchase price for the WCP Acquisition was primarily allocated to restricted cash, long-term prepaid rent, other intangible assets, deferred income tax assets, goodwill and debt. The final purchase price allocation to long-term prepaid rent was approximately $322.4 million and had a weighted-average amortization period of 37 years.

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
Prior to the NextG Acquisition, NextG was the largest U.S. provider of outdoor DAS, a network of antennas connected by fiber to a communications hub designed to facilitate wireless communications for wireless carriers. Approximately 75% of NextG's DAS at the time of the acquisition were located in the ten largest metropolitan statistical areas in the U.S.
Solely as a result of uncertainty related to potential adjustments to the purchase consideration with the seller, which adjustments, if any, are not expected to be material, the preliminary purchase price allocation is not finalized as of December 31, 2012. The preliminary purchase price allocation for the NextG Acquisition, as of December 31, 2012, is shown below.

Current assets	$74,995
Property and equipment	515,590
Goodwill	573,617
Other intangible assets, net	408,000
Other assets	237
Current liabilities	(104,987)
Below-market tenant leases and other non-current liabilities	(322,175)
Deferred income tax liabilities	(144,817)
Net assets acquired	$1,000,460	(a)

(a)
Since the initial preliminary purchase price allocation, adjustments to the purchase price included an increase of $213.0 million to other intangible assets, net, a decrease of $108.5 million to goodwill, and an increase of $87.4 million to deferred tax liabilities. The effect of the change in the purchase price allocation on the Company's statement of operations is immaterial to the periods presented.

Subsequent to the closing of the NextG Acquisition, the Company finalized plans for the integration of NextG's operations and assets into the Company's operations, including with respect to the Company's policies, procedures and systems. As a result, for the twelve months ended December 31, 2012 the Company recognized integration costs of: (1) $4.3 million related to severance and retention bonuses payable to involuntarily terminated employees of NextG and (2) other incremental costs directly related to the integration of $6.0 million, including costs associated with temporary employees assisting with the NextG integration. These costs are classified as acquisition and integration costs in the Company's consolidated statement of operation and comprehensive income (loss).
T-Mobile Acquisition
In September 2012, the Company entered into a definitive agreement with T-Mobile to acquire the exclusive rights to lease, operate or otherwise acquire approximately 7,100 T-Mobile towers for approximately $2.5 billion. On November 30, 2012, the Company closed on the acquisition ("T-Mobile Acquisition"). Upon closing, the Company obtained the exclusive right to lease and operate the T-Mobile towers (that are otherwise not owned by the Company). See note 1 for a further discussion of the terms of the T-Mobile lease including the purchase option. The Company utilized cash on hand, inclusive of the proceeds from the 5.25% Senior Notes, and borrowings from the 2012 Revolver (as defined in note 6) to fund the T-Mobile Acquisition. The Company recognized acquisition and integration costs of approximately $3.6 million for the year ending December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The preliminary purchase price allocation is not finalized as of December 31, 2012, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangibles assets, deferred taxes and certain liabilities. The preliminary purchase price allocation for the T-Mobile Acquisition, as of December 31, 2012, is shown below.

Current assets	$17,854
Property and equipment	1,459,413
Goodwill	428,019
Other intangible assets, net	403,260
Deferred income tax assets	203,619
Other assets	5,000
Below-market tenant leases and other non-current liabilities	(31,379)	(a)
Net assets acquired	$2,485,786

(a)Inclusive of above-market leases for land interests under the Company's towers.
For additional discussion of the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition see note 5 and note 9.
Actual and Pro Forma Financial Information
Net revenues and net income (loss) attributable to acquisitions completed during the year ended December 31, 2012 are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date of each respective acquisition. For the year ended December 31, 2012, the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition resulted in (1) increases to consolidated net revenues of $143.3 million and (2) a net loss of $12.6 million included in net income (loss) attributable to CCIC stockholders, which includes the impact of the debt assumed in the WCP acquisition and approximately $16.2 million of acquisition and integration expenses, but excludes the interest expense associated with the financing to fund each of these acquisitions.
The unaudited pro forma financial results for the years ended December 31, 2012 and 2011 combine the historical results of the Company, along with the historical results of the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition for the respective periods. The following table presents the unaudited pro forma consolidated results of operations of the Company as if each acquisition was completed as of January 1, 2011 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Twelve Months Ended December 31,
	2012		2011
Net revenues	$2,716,833	(a)	$2,457,078	(a)
Income (loss) before income taxes	$71,083		$92,052
Benefit (provision) for income taxes	$112,280	(d)	$(8,347)	(d)
Net income (loss)	$183,363	(b)(c)	$83,705	(b)(c)(e)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.58		$0.21
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.58		$0.21

(a)
For the years ended December 31, 2012 and 2011, amounts are inclusive of pro forma adjustments to increase net revenues of $255.6 million and $261.1 million, respectively, that we expect to recognize from T-Mobile under T-Mobile's contracted lease of space on the towers acquired in the T-Mobile Acquisition.

(b)
For the years ended December 31, 2012 and 2011, amounts are inclusive of pro forma adjustments to depreciation and amortization of $109.8 million and $125.7 million, respectively, related to property and equipment and intangibles recorded as a result of the WCP Acquisition, NextG Acquisition, and T-Mobile Acquisition.

(c)	Amounts are exclusive of interest expense associated with the financing to fund each of these acquisitions but includes the impact of the debt assumed in the WCP Acquisition.

(d)
For the year ended December 31, 2011, the Company did not make pro forma adjustments to the benefits (provision) for income tax as a result of the Company's tax position. For the year ended December 31, 2012, the pro forma adjustments reflects the federal statutory rate and no adjustment was made with respect to the Company's reversal of valuation allowance.

(e)	Amounts are inclusive of $46.3 million in NextG stock-based compensation charges and $15.7 million in acquisition and integration costs incurred by NextG prior to the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2012	2011
Land owned in fee and perpetual easements	—	$1,119,592	$960,191
Buildings	40 years	56,883	37,454
Wireless infrastructure	1-20 years	9,589,282	7,359,480
Information technology assets and other	2-7 years	160,670	151,992
Construction in process	—	240,287	176,246
Total gross property and equipment		11,166,714	8,685,363
Less: accumulated depreciation		(4,249,183)	(3,824,136)
Total property and equipment, net		$6,917,531	$4,861,227

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $438.9 million, $387.8 million and $379.3 million, respectively. Capital leases related to gross property and equipment and accumulated depreciation was $2.6 billion and$423.2 million, respectively, as of December 31, 2012. See note 1 and 2.

5.	Goodwill, Intangible Assets and Deferred Credits
Goodwill
The changes in the carrying value of goodwill for the year ended December 31, 2012 were as follows:

Balance as of December 31, 2011	$2,035,390
Additions due to NextG Acquisition(a)(b)	573,617
Additions due to WCP Acquisition(a)(c)	54,824
Additions due to T-Mobile Acquisition(a)(d)	428,019
Additions due to other acquisitions	28,113
Effect of exchange rate fluctuations	(6)
Balance as of December 31, 2012	$3,119,957

(a)
$573.6 million, $40.8 million and $363.6 million of the recorded amounts are not expected to be deductible for tax purposes in relation to the NextG Acquisition, WCP Acquisition and T-Mobile Acquisition, respectively.

(b)	The preliminary purchase price allocation for the NextG Acquisition resulted in the recognition of a substantial amount of goodwill at CCUSA relative to the purchase price based on the following:

•	the acquired and in-process DAS have low average tenancy, which the Company believes provides an opportunity to co-locate additional tenants on those systems;

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

•	other intangibles not qualified for separate recognition, including the assembled work force.
To a lesser extent, a portion of the goodwill recognized is the result of recording the tax impact of the NextG Acquisition. See also note 9.

(c)	The Company paid a purchase price for the WCP Acquisition that resulted in goodwill at CCUSA primarily because of the strategic opportunities related to the acquired portfolio.

(d)
The preliminary purchase price allocation for the T-Mobile Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunities in the tower portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Intangibles
The following is a summary of the Company's intangible assets.

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$3,566,207	$(913,647)	$2,652,560	$2,823,832	$(748,850)	$2,074,982
Other intangible assets	354,208	(65,072)	289,136	152,375	(49,175)	103,200
Total	$3,920,415	$(978,719)	$2,941,696	$2,976,207	$(798,025)	$2,178,182
The components of the additions to intangible assets during the years ended December 31, 2012 are as follows:

	For Years Ended December 31,
	2012		2011
	Amount(a)	Weighted-Average Amortization Period	Amount	Weighted-Average Amortization Period
		(In years)		(In years)
Site rental contracts and customer relationships	$741,526	21.3	$23,362	20.0
Other intangible assets	208,700	19.4	—	N/A
Total	$950,226	20.9	$23,362	20.0

(a)	Inclusive of $178.3 million related to below-market leases for land interests under acquired wireless infrastructure.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2012	2011	2010
Depreciation, amortization and accretion	$177,163	$159,478	$156,150
Site rental costs of operations	3,352	3,709	3,764
Total amortization expense	$180,515	$163,187	$159,914
The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the years ended December 31, 2013 to 2017 is as follows:

	Years Ending December 31,
	2013	2014	2015	2016	2017
Estimated annual amortization	$196,851	$193,520	$187,905	$187,878	$186,880
Deferred Credits
See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $3.4 million, $3.8 million and $4.4 million, respectively, as a decrease to "site rental costs of operations." The net book value of the above-market leases for land interests under the Company's towers was $58.2 million and $46.8 million as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2013 to 2017 is as follows:

	Years Ending December 31,
	2013	2014	2015	2016	2017
Estimated annual amortization	$4,361	$4,337	$4,322	$4,280	$4,250
During the twelve months ended December 31, 2012, the Company recorded deferred credits of $291.9 million related to below-market tenant leases as a result of the purchase price allocation for the NextG Acquisition (see note 3). Since the acquisition date, the Company has recognized a total of $20.8 million in site rental revenues related to the amortization of deferred credits. The net book value of the below-market tenants leases was $271.1 million as of December 31, 2012. The below-market tenant leases recorded during the twelve months ended December 31, 2012 have a weighted-average amortization period of 10 years.
The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ended December 31, 2013 to 2017 are as follows:

	Years Ending December 31,
	2013	2014	2015	2016	2017
Estimated annual amortization	$30,443	$30,263	$28,937	$28,512	$25,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Debt and Other Obligations
The following is a summary of the Company's indebtedness.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31, 2012		Outstanding Balance as of December 31, 2011	Stated Interest Rate as of December 31, 2012(a)
Bank debt – variable rate:
2007 Revolver	Jan. 2007	Sept. 2013		$—		$251,000	N/A
2012 Revolver	Jan. 2012	Jan. 2017	(b)	1,253,000	(b)	—	2.7%	(c)
2007 Term Loans	Jan. 2007	March 2014		—		619,125	N/A
2012 Term Loans	Jan. 2012	2017/2019		2,065,250		—	3.7%	(c)
Total bank debt				3,318,250		870,125
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035-2040	(d)	1,900,000		1,900,000	5.7%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035-2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	198,463		216,431	7.0%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(f)	307,739		—	5.4%	(g)
Total securitized debt				3,956,202		3,666,431
Bonds – fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		304,718		817,799	9.0%	(h)
7.75% Secured Notes	Apr. 2009	May 2017		291,394		978,983	7.8%	(i)
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,110		497,904	7.1%	(j)
7.5% Senior Notes	Dec. 2003	Dec. 2013		—		51	N/A
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,650,000		—	5.3%
2012 Secured Notes	Dec. 2012	2017/2023	(m)	1,500,000		—	3.4%
Total bonds				4,244,222		2,294,737
Other:
Capital leases and other obligations	Various	Various	(k)	92,568		54,406	Various	(k)
Total debt and other obligations				11,611,242		6,885,699
Less: current maturities and short-term debt and other current obligations				688,056	(l)	32,517
Non-current portion of long-term debt and other long-term obligations				$10,923,186		$6,853,182

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2012, the undrawn availability under the $1.5 billion senior secured revolving credit facility ("2012 Revolver") is $247.0 million.

(c)
The 2012 Revolver and Term Loan A bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 2.0% to 2.75%, based on the CCOC total net leverage ratio. Term Loan B bears interest at a rate per annum equal to LIBOR plus 3.0% (with LIBOR subject to a floor of 1% per annum). The Company pays a commitment fee of approximately 0.4% per annum on the undrawn available amount under the 2012 Revolver.

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

(e)
The 2009 Securitized Notes consist of $128.5 million of principal as of December 31, 2012 that amortizes through 2019, and $70.0 million of principal as of December 31, 2012 that amortizes during the period beginning in 2019 and ending in 2029.

(f)
The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP Acquisition. The WCP Securitized Notes include a fair value adjustment that increased the debt carrying value by $11.7 million as of December 31, 2012. The anticipated repayment date is 2015 for each class. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

(g)	The effective yield is approximately 4.0%, inclusive of the fair value adjustment.

(h)	The effective yield is approximately 11.3%, inclusive of the discount.

(i)	The effective yield is approximately 8.2%, inclusive of the discount.

(j)	The effective yield is approximately 7.2%, inclusive of the discount.

(k)	The Company's capital leases and other obligations bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 20 years.

(l)	Inclusive of the 9% senior notes ("9% Senior Notes") and the 7.75% secured notes ("7.75% Secured Notes") whose repurchase and redemption was completed in January 2013. See note 20.

(m)
The Company issued $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

The Company's debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in the imposition of restrictions. As of and for the year ended December 31, 2012, CCIC and its subsidiaries had no financial covenant violations. Various of the Company's debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, enter into certain merger or change of control transactions, make other investments, pay dividends and engage in certain other activities as set forth in the indentures.
See note 20 for a discussion of the repurchase and redemption of the 9% Senior Notes and the 7.75% Secured Notes completed in January 2013.
Bank Debt
In January 2012, the Company refinanced and repaid the the previously outstanding Revolver ("2007 Revolver") and 2007 Term Loans with the proceeds of a senior credit facility ("2012 Credit Facility") issued by CCOC. The 2012 Credit Facility consists of (1) a $1.5 billion 2012 Revolver which will mature in January 2017, (2) a $500.0 million Term Loan A which will mature in January 2017, and (3) a $1.6 billion Term Loan B which will mature in January 2019. The Term Loan B was fully drawn at closing and the 2012 Revolver and the Term Loan A were undrawn at closing. In March 2012, the Company drew the full amount under the Term Loan A. The proceeds of the 2012 Term Loans were used in part to repay the 2007 Revolver, repay the 2007 Term Loans and to fund the cash consideration of the WCP Acquisition and NextG Acquisition (see note 3). The borrowings under the 2012 Revolver were used to partially fund the T-Mobile Acquisition and the repurchase and repayment of the 9% Senior Notes.
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's and certain of its subsidiaries' deposit accounts ($52.0 million as of December 31, 2012) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
Securitized Debt
The 2010 Tower Revenue Notes, the 2009 Securitized Notes and the WCP Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned indirect subsidiaries of the Company. The 2010 Tower Revenue Notes, 2009 Securitized Notes and the WCP Securitized Notes are governed by separate indentures. The 2010 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date. The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased and 2006 Tower Revenue Notes not previously purchased, respectively. The WCP Securitized Notes were assumed in connection with the WCP Acquisition in January 2012. Interest is paid monthly on the Securitized Debt.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers or third party land interests held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, (3) a security interest in the applicable issuers' contracts with customers to lease tower space (space licenses) or third party land interests, and (4) in the case of the WCP Securitized Notes, a perfected first mortgage lien on certain prepaid lease arrangements. The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the 2010 Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the 2010 Tower Revenue Notes, the 2010 Tower Revenue Notes are not obligations of, nor are the 2010 Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2012, the Securitized Debt was collateralized with personal property and equipment with a net book value of an aggregate approximately $1.6 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.

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
Bonds—Senior Notes
The 9% Senior Notes, 7.125% senior notesdue 2019 ("7.125% Senior Notes") and the 5.25% senior notes due 2023 ("5.25% Senior Notes") (collectively, "Senior Notes") are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company and rank pari passu with the other respective high yield bonds of the Company. The Company used the net proceeds from the 7.125% Senior Notes to purchase certain indebtedness of its subsidiaries. The Company used the net proceeds from the 5.25% Senior Notes offering to partially fund the T-Mobile Acquisition.
The Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these restrictions are not applicable if there is no event of default and if the ratio of the Company's Consolidated Debt (as defined in the respective Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the respective Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.
Prior to January 2013 and November 2014, the Company may redeem the 9% Senior Notes and the 7.125% Senior Notes, respectively, at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any. After these dates, the respective Senior Notes may be redeemed at the redemption prices set forth in the respective indenture governing such notes. The Company may redeem the 5.25% Senior Notes at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest if any.
On December 11, 2012, we commenced a cash tender offer for any and all of the then outstanding 9% Senior Notes. In accordance with the terms of the tender offer, the total consideration for each $1,000 principal amount of notes validly tendered on or prior to the early settlement date received $1,062.30 (plus accrued and unpaid interest up to, but not including the settlement date), which included an early tender premium of $30.00. Holders who validly tendered after the early settlement date but before the expiration date received $1,032.30 (plus accrued and unpaid interest up to, but not including the settlement date) for each $1,000 principal amount of notes. On December 26, 2012, we accepted for purchase approximately $515.5 million aggregate principal amount of the 9% Senior Notes validly tendered on or prior to the early settlement date. On January 10, 2013, we accepted for purchase $839,000 aggregate principal amount of the 9% Senior Notes validly tendered after the early settlement date but on or prior to the expiration date. All of the remaining then outstanding 9% Senior Notes (approximately $313.3 million aggregate principal amount) were redeemed on January 23, 2013. The repurchase and redemption of the 9% Senior Notes was funded by borrowings under the 2012 Revolver and proceeds from the issuance of the 2012 Secured Notes. See note 20.
Bonds—Secured Notes
The 7.75% Secured Notes were issued and guaranteed by certain subsidiaries of the Company that are special purpose entities and that were obligors under the 2006 Mortgage Loan. These 7.75% Secured Notes are secured on a first priority basis by a pledge of the equity interests of such subsidiaries and by certain other assets of such subsidiaries. The 7.75% Secured Notes are obligations of the subsidiaries that were obligated under the 2006 Mortgage Loan, which was repaid in part through the proceeds from the 7.75% Secured Notes. The 7.75% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 7.75% Secured Notes. The 7.75% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. As of December 31, 2012, the 7.75% Secured Notes were collateralized with personal property and equipment with a net book value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

an aggregate approximately $1.1 billion. The Company used the net proceeds of the issuance of the 7.75% Secured Notes, along with other cash, to repay the 2006 Mortgage Loan.
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
On December 11, 2012, the Company commenced a cash tender offer for any and all of their then outstanding 7.75% Secured Notes. In accordance with the terms of the tender offer, the total consideration for principal amount of notes validly tendered on or prior to the expiration date was $1,063.45 (plus accrued and unpaid interest up to, but not including the settlement date). On December 26, 2012, the Company accepted for purchase $670.6 million aggregate principal amount of the 7.75% Secured Notes validly tendered on or prior to the expiration date. All of the remaining then outstanding 7.75% Secured Notes (approximately $294.4 million aggregate principal amount) were redeemed on January 10, 2013. The repurchase and redemption of the 7.75% Secured Notes was funded by the issuance of the 2012 Secured Notes. See note 20.
The "2012 Secured Notes" consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The 2012 Secured Notes were issued and guaranteed by the same subsidiaries of the Company that had previously issued and guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are secured by a pledge of the equity interests of the subsidiaries that guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 2012 Secured Notes. The 2012 Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 2012 Secured Notes to repurchase and redeem the 7.75% Secured Notes and a portion of the 9% Senior Notes (see note 20). The 2012 Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any.
Previously Outstanding Indebtedness
Credit Facility. In January 2012, the Company repaid the 2007 Revolver and term loans pursuant its previously outstanding credit agreement entered into by CCOC. The 2007 Revolver previously had a total revolving commitment of $450 million.
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
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at December 31, 2012. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and WCP Securitized Notes. If the Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. If the WCP Securitized Notes are not paid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not rapid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP Securitized Notes. See note 20.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Years Ending December 31,
	2013		2014	2015	2016	2017	Thereafter	Total Cash Obligations	Net Unamortized Discounts	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$696,715	(a)	$99,101	$111,437	$112,782	$2,139,893	$8,453,916	$11,613,844	$(2,602)	$11,611,242

(a)	Inclusive of the repurchase or redemption in January 2013 of the 9% Senior Notes and the 7.75% Secured Notes that remained outstanding as of December 31, 2012. See note 20.
Debt Purchases and Repayments
The following is a summary of the purchases and repayments of debt during the years ended December 31, 2012 and December 31, 2010. There were no purchases and repayments of debt during the year ended December 31, 2011.

	Year Ending December 31, 2012
	Principal Amount	Cash Paid(a)	Gains (losses)
Revolver	$251,000	$251,000	$(1,445)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	552,715	589,105	(62,966)
7.75% Secured Notes	706,045	752,332	(64,989)
7.5% Senior Notes	51	51	—
WCP Securitized Notes	16,911	18,096	(681)
Total	$2,145,847	$2,229,709	$(131,974)	(b)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $48.1 million related to the write-off of deferred financing costs and discounts. In addition, the remainder relates to cash losses including with respect to make whole payments.

	Year Ending December 31, 2010
	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes	1,550,000	1,629,920	(87,755)
2009 Securitized Notes(b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes	199,593	218,771	(28,076)
Total	$3,426,324	$3,541,312	$(138,367)	(c)

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt. As a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of $23.4 million related to the write-off of deferred financing costs and discounts.

7.	Interest Rate Swaps
The Company has entered into interest rate swaps only to manage and reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. As of December 31, 2012, the Company does not have any interest rate swaps outstanding.
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
The following table shows the effect of interest rate swaps on the consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $65 million for the year ended December 31, 2013. See also note 8.

Interest Rate Swaps Designated as Hedging Instruments(a)	Years Ended December 31,				Classification
	2012	2011	2010
Gain (loss) recognized in other comprehensive income ("OCI") (effective portion)	$—	$(973)	$(125,850)		OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(65,239)	(71,707)	(54,169)		Interest expense and amortization of deferred financing costs
Interest Rate Swaps Not Designated as Hedging Instruments(a)	Years Ended December 31,				Classification
	2012	2011	2010
Gain (loss) recognized in income	$—	$—	$(286,435)	(b)	Net gain (loss) on interest rate swaps
____________________

(a)	Exclusive of benefit (provision) for income taxes.

(b)
Inclusive of $3.4 million related to the discontinuation of amortization into interest expense of an interest rate swap that previously qualified for hedge accounting as a result of early repayment of debt in 2010 and the remainder is related to losses due to the decrease in fair value of interest rate swaps not designated as hedging instruments.

8.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$441,364	$441,364	$80,120	$80,120
Restricted cash	1	580,938	580,938	257,368	257,368
Liabilities:
Debt and other obligations	2	$11,611,242	$12,438,032	$6,885,699	$7,355,652
The following table shows a summary of the activity for fair value classified as Level 3 during the year ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swap, Net
December 31, 2010
Beginning balance	$300,040
Settlements	(703,754)
Less: total (gains) loss:
Included in earnings(a)	283,062
Included in other comprehensive income (loss)	125,850
Transfers out of Level 3(b)	(5,198)
Ending balance	$—

(a)	As of December 31, 2010, there were no unrealized gains or losses relating to liabilities still held at the reporting date.

(b)
As of December 31, 2010, the interest rate swaps were transferred from Level 3 to Level 2 because of a decrease in the magnitude of unobservable inputs in relation to the observable inputs, including settlement value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Income Taxes
Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2012	2011	2010
Domestic	$77,254	$168,804	$(342,333)
Foreign(a)	23,573	11,003	4,228
	$100,827	$179,807	$(338,105)

(a)	Inclusive of income (loss) before income taxes from Australia and Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$229	$3,213	$4,038
Foreign	(6,837)	(3,377)	(2,187)
State	(3,705)	(3,557)	(1,201)
Total current	(10,313)	(3,721)	650
Deferred:
Federal	65,643	1,054	30,770
Foreign	42,714	(694)	(298)
State	2,017	(4,986)	(4,276)
Total deferred	110,374	(4,626)	26,196
Total tax benefit (provision)	$100,061	$(8,347)	$26,846
For the year ended December 31, 2010, the Company received a $9.6 million alternative minimum tax carryback refund, of which (1) $5.6 million was recorded in 2009 and (2) $4.0 million reduced its alternative minimum tax credit carryforward. The alternative minimum tax credit has an indefinite carryforward period.
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
Benefit (provision) for income taxes at statutory rate	$(35,289)	$(62,932)	$118,337
Tax effect of foreign income (losses)	8,251	3,851	1,480
Expenses for which no federal tax benefit was recognized	(3,874)	(5,433)	(3,657)
Valuation allowances	95,072	61,921	(85,605)
State tax (provision) benefit, net of federal	(1,097)	(4,565)	(3,560)
Foreign tax	35,877	(4,071)	(2,485)
Change in unrecognized tax benefits	—	1,693	—
Other	1,121	1,189	2,336
	$100,061	$(8,347)	$26,846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred income tax liabilities:
Property and equipment	$1,246,899	$511,205
Deferred site rental receivable	340,113	238,203
Intangible assets	894,800	655,512
Total deferred income tax liabilities	2,481,812	1,404,920
Deferred income tax assets:
Net operating loss carryforwards	950,195	908,747
Deferred ground lease payable	121,752	109,948
Alternate minimum tax credit carryforward	3,566	3,591
Accrued liabilities	190,121	81,719
Receivables allowance	4,140	2,253
Prepaid lease	1,358,430	405,993
Derivative instruments	51,380	74,214
Available-for-sale securities	—	29,402
Capital loss carryforwards	29,402	—
Other	5,270	5,293
Valuation allowances	(70,940)	(228,417)
Total deferred income tax assets, net	2,643,316	1,392,743
Net deferred income tax asset (liabilities)	$161,504	$(12,177)
During 2012, the Company recorded $100.5 million of net U.S. federal deferred tax assets and $19.7 million of net state deferred tax liabilities in connection with the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition. Also, during 2012, the Company reversed a total of $95.1 million of federal and $20.1 million of state valuation allowances to benefit (provision) for income taxes resulting from (1) the NextG Acquisition and (2) the determination that the Company is more likely than not to realize these deferred tax assets as a result of the Company's recent historical trends of earnings and anticipated future earnings. As a result of the valuation allowance reversal, the Company is now in a position to record a full U.S. federal tax provision on earnings. In addition, during 2012, the Company reversed the remaining valuation allowance of $51.1 million on its foreign deferred tax assets relating to its Australian subsidiaries to benefit (provision) for income taxes. This reversal results from our determination that the Company is more likely than not to realize these deferred assets as a result of the Australian subsidiaries increased profitability and anticipated future earnings.
Before giving effect to any valuation allowance, during 2011 and 2010, the Company was in an overall net deferred tax asset position. The Company had recorded a valuation allowance on its net deferred tax assets that do not meet the "more likely than not" realization threshold. As a result, during 2011 and 2010 the Company was limited in its ability to recognize tax benefits in its results of operations. During 2010, the Company recorded $19.8 million of federal tax benefit recorded predominately as a result of discrete events, including the acquisition of NewPath (see note 3).
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2012			December 31, 2011
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$104,213	$(29,402)	$74,811	$33,103	$(55,980)	$(22,877)
State	35,474	(41,538)	(6,064)	45,813	(34,156)	11,657
Foreign	41,377	—	41,377	63,110	(64,067)	(957)
Other comprehensive income (loss)	51,380	—	51,380	74,214	(74,214)	—
Total	$232,444	$(70,940)	$161,504	$216,240	$(228,417)	$(12,177)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company's deferred tax assets as of December 31, 2012 and 2011 in the table above do not include $87.1 million and $55.3 million, respectively, of excess tax benefits relating to stock-based compensation that are a component of net operating losses. Total stockholders' equity as of December 31, 2011 will be increased by $87.1 million if and when any such excess tax benefits are ultimately realized.
At December 31, 2012, the Company had U.S. federal and state net operating loss carryforwards of approximately $2.7 billion and $1.4 billion, respectively, which are available to offset future taxable income. These amounts include $0.2 billion of losses related to stock-based compensation. The Company also had foreign net operating loss carryforwards of $0.1 billion. If not utilized, the Company's U.S. federal net operating loss carryforwards expire starting in 2021 and ending in 2032, and the state net operating carryforwards expire starting in 2013 and ending in 2032. The Company has capital loss carryforwards of $84.0 million that, if not utilized, will expire in 2017. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired. The remaining valuation allowance relates to federal capital loss carryforwards and certain state net deferred tax assets (primarily net operating loss carryforwards).
As of December 31, 2012, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $19.2 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2012	2011
Balance at beginning of year	$8,376	$9,255
Additions based on current year tax positions	10,808	2,334
Reductions as a result of the lapse of statute limitations	—	(3,213)
Balance at end of year	$19,184	$8,376
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During 2011, the IRS completed an examination of the Company's U.S. federal tax return for the 2009 tax year with no material adjustments. The Company reversed its previously unrecognized federal tax benefit of $3.2 million during 2011, as a result of both the completion of the IRS examination and the expiration of the statute of limitations for 2007. At this time, the Company is not subject to an IRS examination.

10.	Redeemable Convertible Preferred Stock
The Company originally issued 8.1 million shares of its 6.25% Redeemable Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Redeemable Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 6.25% per annum. The dividends were paid with approximately $2.5 million, $19.5 million and $19.9 million of cash for the years ended December 31, 2012, 2011 and 2010, respectively. In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock into common stock. In February 2012, the Company issued 8.3 million shares of common stock associated with the previously outstanding 6.25% Redeemable Convertible Preferred Stock. As of December 31, 2012 and 2011, the outstanding balance of the 6.25% Redeemable Convertible Preferred Stock was $0 and $305.0 million, respectively.

11.	Stockholders' Equity
Purchases of the Company's Common Stock
For the years ended December 31, 2012, 2011 and 2010, the Company purchased 0.7 million, 7.4 million and 4.1 million shares of common stock, respectively, utilizing $36.0 million, $303.4 million and $159.6 million in cash, respectively.
Stock Options and Restricted Stock Awards
See note 12 for a discussion of the stock option and restricted stock awards activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

12.	Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has and is permitted to grant stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2012, the Company has 7.1 million shares available for future issuance pursuant to its stock compensation plans.
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
The following is a summary of the restricted stock award activity during the year ended December 31, 2012.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	3,403	$21.1
Shares granted	972	38.8
Shares vested	(1,974)	13.7
Shares forfeited	(58)	40.4
Shares outstanding at end of year	2,343	$34.2
For the years ended December 31, 2012, 2011 and 2010, the Company granted 1.0 million shares, 0.9 million shares and 1.1 million shares, respectively, of restricted stock awards to the Company's executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2012, 2011 and 2010 was $38.82, $37.05 and $31.13 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2012 was 2.5 years.
During the year ended December 31, 2012, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year or five-year period. During the year ended December 31, 2012, the Company granted 0.5 million shares of restricted stock awards to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period.
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
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2012, 2011 and 2010, respectively, with market conditions.

	Years Ended December 31,
	2012	2011	2010
Risk-free rate	0.4%	1.4%	1.5%
Expected volatility	31%	48%	49%
Expected dividend rate	—%	—%	—%
The Company recognized stock-based compensation expense related to restricted stock awards of $32.7 million, $31.3 million and $35.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2012 is $28.8 million and is estimated to be recognized over a weighted-average period of less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following table is a summary of the restricted stock awards vested during the three years ended December 31, 2012.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2012	1,974	$101,692
2011	1,717	74,754
2010	891	34,813
Other Awards
At December 31, 2012, there we no options outstanding, and at December 31, 2011, there were 0.1 million options outstanding, respectively. The intrinsic value of CCIC stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $4.8 million and $28.2 million, respectively. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2012, 2011 and 2010 of $0.3 million, $1.6 million and $18.7 million, respectively.
CCAL may award to its employees and directors restricted units settled in cash. The CCAL vested options for the purchase of CCAL shares, vested restricted units and CCAL shares may be periodically settled in cash. As of December 31, 2012 and 2011, the liability for the CCAL options and restricted units was $11.7 million and $8.9 million, respectively.
Stock-based Compensation by Segment
The following table discloses the components of stock-based compensation expense. For the years ended December 31, 2012, 2011 and 2010, the Company recorded tax benefits, exclusive of the change in the valuation allowance, of $14.7 million, $11.4 million and $12.8 million, respectively, related to stock-based compensation expense (see note 9).

	Year Ended December 31, 2012
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$3,401	$—	$3,401
Network services and other costs of operations	2,721	—	2,721
General and administrative expenses	35,822	5,597	41,419
Total stock-based compensation	$41,944	$5,597	$47,541
	Year Ended December 31, 2011
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$942	$—	$942
Network services and other costs of operations	1,555	—	1,555
General and administrative expenses	30,113	3,381	33,494
Total stock-based compensation	$32,610	$3,381	$35,991
	Year Ended December 31, 2010
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$1,131	$—	$1,131
Network services and other costs of operations	1,568	—	1,568
General and administrative expenses	33,841	3,425	37,266
Total stock-based compensation	$36,540	$3,425	$39,965

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Employee Benefit Plans
The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $15.3 million, $6.1 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Commitments and Contingencies
The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments and performance guarantees arising in the ordinary course of business.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease and easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $6.5 million, $5.6 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, the Company recorded $21.1 million in asset retirement obligations as a result of our acquisitions. As of December 31, 2012 and 2011, liabilities for retirement obligations were $95.0 million and $68.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2012, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.0 billion. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords and other contractual agreements. The property taxes for the year ended December 31, 2013 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments. The Company has an obligation to reimburse Sprint and T-Mobile for property taxes it pays on the Company's behalf related to certain towers the Company leases from them. The Company paid Sprint and T-Mobile an aggregate of $16.7 million for the year ended December 31, 2012 and expects to pay Sprint and T-Mobile an aggregate of $27.0 million for the year ended December 31, 2013.
Letters of Credit and Surety Bonds
In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations. The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land interest leases and certain other contractual obligations. The letters of credit were issued through the Company's lenders in amounts aggregating $12.6 million and expire on various dates through December 2013.
Operating Lease Commitments
See note 15 for a discussion of the operating lease commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

15.	Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2012. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2012, the weighted-average remaining term of tenant contracts is approximately eight years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Tenant leases	$2,105,703	$1,982,547	$1,966,147	$1,895,196	$1,823,029	$10,480,786	$20,253,408
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2012. The Company is obligated under non-cancelable operating contracts for office space, equipment and land interests under 77% of its towers. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land interests and managed tower leases have multiple renewal options at the Company's option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Approximately 77% and 91% of the Company's site rental gross margins for the year ended December 31, 2012, are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$428,839	$430,348	$434,247	$437,690	$440,573	$5,761,353	$7,933,050
Rental expense from operating leases was $372.3 million, $338.3 million and $330.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $57.6 million, $56.4 million and $55.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

16.	Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's reportable operating segments are (1) CCUSA, consisting of the Company's U.S. operations, and (2) CCAL, the Company's Australian operations. Financial results for the Company are reported to management and the board of directors in this manner.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$2,001,049	$123,141	$—	$2,124,190	$1,744,993	$108,557	$—	$1,853,550	$1,608,141	$92,620	$—	$1,700,761
Network services and other	285,287	23,203	—	308,490	161,522	17,657	—	179,179	168,101	9,796	—	177,897
Net revenues	2,286,336	146,344	—	2,432,680	1,906,515	126,214	—	2,032,729	1,776,242	102,416	—	1,878,658
Operating expenses:
Costs of operations(b):
Site rental	503,661	35,578	—	539,239	446,868	34,530	—	481,398	437,812	29,324	—	467,136
Network services and other	173,762	15,988	—	189,750	96,057	10,930	—	106,987	107,668	6,573	—	114,241
General and administrative	184,911	27,661	—	212,572	151,737	21,756	—	173,493	148,374	16,982	—	165,356
Asset write-down charges	15,226	322	—	15,548	21,986	299	—	22,285	13,243	444	—	13,687
Acquisition and integration costs	18,216	82	—	18,298	3,310	—	—	3,310	2,102	—	—	2,102
Depreciation, amortization and accretion	591,428	31,164	—	622,592	522,681	30,270	—	552,951	513,433	27,338	—	540,771
Total operating expenses	1,487,204	110,795	—	1,597,999	1,242,639	97,785	—	1,340,424	1,222,632	80,661	—	1,303,293
Operating income (loss)	799,132	35,549	—	834,681	663,876	28,429	—	692,305	553,610	21,755	—	575,365
Interest expense and amortization of deferred financing costs	(601,031)	(19,330)	19,317	(601,044)	(507,264)	(22,974)	22,651	(507,587)	(488,863)	(21,381)	19,975	(490,269)
Gains (losses) on retirement of long-term obligations	(131,974)	—	—	(131,974)	—	—	—	—	(138,367)	—	—	(138,367)
Net gain (loss) on interest rate swaps	—	—	—	—	—	—	—	—	(286,435)	—	—	(286,435)
Interest income	4,089	467	—	4,556	187	479	—	666	1,888	316	—	2,204
Other income (expense)	13,954	(29)	(19,317)	(5,392)	17,048	26	(22,651)	(5,577)	19,151	221	(19,975)	(603)
Benefit (provision) for income taxes	60,144	39,917	—	100,061	(6,126)	(2,221)	—	(8,347)	28,808	(1,962)	—	26,846
Net income (loss)	144,314	56,574	—	200,888	167,721	3,739	—	171,460	(310,208)	(1,051)	—	(311,259)
Less: Net income (loss) attributable to the noncontrolling interest	(268)	12,572	—	12,304	(348)	731	—	383	—	(319)	—	(319)
Net income (loss) attributable to CCIC stockholders	$144,582	$44,002	$—	$188,584	$168,069	$3,008	$—	$171,077	$(310,208)	$(732)	$—	$(310,940)
Capital expenditures	$419,980	$21,403	$—	$441,383	$333,862	$14,080	$—	$347,942	$216,556	$11,502	$—	$228,058
Total assets (at year end)	$15,969,084	$440,395	$(320,770)	$16,088,709	$10,497,387	$341,852	$(294,143)	$10,545,096
Goodwill	$3,116,824	$3,133	$—	$3,119,957	$2,034,683	$707	$—	$2,035,390

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	$144,314	$56,574	$—	$200,888	$167,721	$3,739	$—	$171,460	$(310,208)	$(1,051)	$—	$(311,259)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	15,226	322	—	15,548	21,986	299	—	22,285	13,243	444	—	13,687
Acquisition and integration costs	18,216	82	—	18,298	3,310	—	—	3,310	2,102	—	—	2,102
Depreciation, amortization and accretion	591,428	31,164	—	622,592	522,681	30,270	—	552,951	513,433	27,338	—	540,771
Amortization of prepaid lease purchase price adjustments	14,166	—	—	14,166	—	—	—	—	—	—	—	—
Interest expense and amortization of deferred financing costs	601,031	19,330	(19,317)	601,044	507,264	22,974	(22,651)	507,587	488,863	21,381	(19,975)	490,269
Gains (losses) on retirement of long-term obligations	131,974	—	—	131,974	—	—	—	—	138,367	—	—	138,367
Net gain (loss) on interest rate swaps	—	—	—	—	—	—	—	—	286,435	—	—	286,435
Interest income	(4,089)	(467)	—	(4,556)	(187)	(479)	—	(666)	(1,888)	(316)	—	(2,204)
Other income (expense)	(13,954)	29	19,317	5,392	(17,048)	(26)	22,651	5,577	(19,151)	(221)	19,975	603
Benefit (provision) for income taxes	(60,144)	(39,917)	—	(100,061)	6,126	2,221	—	8,347	(28,808)	1,962	—	(26,846)
Stock-based compensation expense	41,785	5,597	—	47,382	32,610	3,381	—	35,991	36,540	3,425	—	39,965
Adjusted EBITDA	$1,479,953	$72,714	$—	$1,552,667	$1,244,463	$62,379	$—	$1,306,842	$1,118,928	$52,962	$—	$1,171,890
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Geographic Information
A summary of net revenues by country, based on the location of the Company's subsidiaries, is as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$2,283,088	$1,902,536	$1,772,793
Australia	146,344	126,214	102,416
Other countries	3,248	3,979	3,449
Total net revenues	$2,432,680	$2,032,729	$1,878,658
A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2012	2011
United States	$12,730,337	$8,847,161
Australia	232,099	212,067
Other countries	16,748	15,571
Total long-lived assets	$12,979,184	$9,074,799
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues, all of which relates to CCUSA.

	Years Ended December 31,
	2012	2011	2010
Sprint	24%	21%	20%
AT&T	20%	23%	21%
Verizon Wireless	17%	19%	21%
T-Mobile	11%	11%	11%
Total	72%	74%	73%
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
The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, Verizon Wireless and T-Mobile or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer leases with contractually determinable payment terms and proactive management of past due balances.

17.	Asset Write-Down Charges
Wireless Infrastructure Write-Down Charges
During the years ended December 31, 2012, 2011, and 2010, asset write-down charges included charges related to the abandonment or disposal of wireless infrastructure at CCUSA of $11.7 million, $15.8 million and $8.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

18.	Supplemental Cash Flow Information
 The following table is a summary of the supplemental cash flow information during the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$504,494	$404,443	$409,293
Income taxes paid (refund)	3,375	4,340	(5,935)
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 7)	—	—	(114,157)
Increase (decrease) in liabilities for purchases of property and equipment	58,638	27,094	18,682
Conversion of redeemable convertible preferred stock (note 10)	305,180	—	—
Assumption of WCP Securitized Notes	336,273	—	—

19.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2012:
Net revenues	$551,745	$585,511	$621,337	$674,087
Operating income (loss)	202,228	202,977	220,768	208,708
Gains (losses) on retirement of long-term obligations	(7,068)	(7,518)	—	(117,388)
Benefit (provision) for income taxes	(6,695)	68,432	(32,300)	70,624
Net income (loss) attributable to CCIC stockholders	50,031	116,013	42,045	(19,505)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share:
Basic	$0.17	$0.40	$0.14	$(0.07)
Diluted	$0.17	$0.40	$0.14	$(0.07)
	Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Net revenues	$499,039	$500,336	$513,883	$519,471
Operating income (loss)	166,428	167,142	181,889	176,846
Net income (loss) attributable to CCIC stockholders	40,017	30,871	51,278	48,911
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock and losses on purchases of preferred stock, per common share:
Basic	$0.12	$0.09	$0.16	$0.16
Diluted	$0.12	$0.09	$0.15	$0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

20.	Subsequent Events
9% Senior Notes
In January 2013, the Company completed the repurchase and redemption of all of the outstanding 9% Senior Notes, resulting in a loss of $17.8 million. See note 6.
7.75% Secured Notes
In January 2013, certain of the Company's subsidiaries completed the repurchase and redemption of all of the outstanding 7.75% Secured Notes, resulting in a loss of $18.0 million. See note 6.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2012, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2012:

Plan category(a)(b)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	7,073,153
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	7,073,153
____________________

(a)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	CCAL has an equity compensation plan under which it awards restricted units settled in cash to its employees and directors. This plan has not been approved by the registrant's security holders.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 37.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2012	$5,891	$3,673	$—	$(1,838)	$—	$7,726
2011	$5,683	$1,819	$—	$(1,611)	$—	$5,891
2010	$5,497	$1,829	$—	$(1,669)	$26	$5,683
		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Deferred Site Rental Receivables:
2012	$—	$—	$—	$—	$—	$—
2011	$5,080	$—	$(5,080)	$—	$—	$—
2010	$3,600	$7,200	$(5,720)	$—	$—	$5,080

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2012	$228,417	$—	$—	$(166,911)	$(5,718)	$15,152	$70,940
2011	$318,055	$—	$—	$(83,115)	$(22,119)	$15,596	$228,417
2010	$190,848	$76,125	$38,646	$—	$—	$12,436	$318,055

____________________

(a)	Inclusive of the effects of exchange rate changes and acquisitions.

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(hh)	2.1
Agreement and Plan of Merger, dated as of December 15, 2011, by and among Crown Castle International Corp., Crown Castle NG Acquisitions Corp., NextG Networks, Inc. and Madison Dearborn Capital Partners V-A, L.P., solely in its capacity as the Representative

(c)	2.2	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(d)	2.3
Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(l)	2.4	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.
(d)	2.5	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC
(l)	2.6	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC
(e)	2.7
Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.8	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.9	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.10	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(f)	2.11	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(g)	2.12	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(ii)	3.1	Composite Certificate of Incorporation of Crown Castle International Corp.
(ii)	3.2	Composite By-laws of Crown Castle International Corp.
(b)	4.1	Specimen Certificate of Common Stock
(n)	4.2
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(bb)	4.3
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

(bb)	4.4
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

(bb)	4.5
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

Exhibit Number		Exhibit Description
(cc)	4.6
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

(cc)	4.7
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

(cc)	4.8
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

(u)	4.9	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee
(z)	4.10
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(z)	4.11
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(aa)	4.12	Second Supplemental Indenture dated October 23, 2009, relating to 7.125% Senior Notes due 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(ff)	4.13
Indenture dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(ff)	4.14
Series 2010-1 Indenture Supplement dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(kk)	4.15	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023
(nn)	4.16
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(d)	10.1	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile
(h)	10.2	Crown Castle International Corp. 2001 Stock Incentive Plan
(j)	10.3	Form of Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(s)	10.4	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(x)	10.5	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(j)	10.6	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan
(r)	10.7	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(m)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

Exhibit Number		Exhibit Description
(m)	10.10	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(s)	10.11	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(t)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(x)	10.13	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(dd)	10.14	Crown Castle International Corp. 2011 EMT Annual Incentive Plan
(gg)	10.15	Crown Castle International Corp. 2012 EMT Annual Incentive Plan
(gg)	10.16	Summary of Non-Employee Director Compensation
(n)	10.17
Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(p)	10.18
Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(q)	10.19
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

(n)	10.20
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

(q)	10.21
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

(n)	10.22	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(v)	10.23	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(w)	10.24
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(w)	10.25	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(w)	10.26
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

(w)	10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(z)	10.30
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

Exhibit Number		Exhibit Description
(z)	10.31
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(z)	10.32	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
(ff)	10.33
Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, as borrower, the lenders and issuing banks party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(jj)	10.34
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

(kk)	10.35
Registration Rights Agreement dated October 15, 2012, by and among Crown Castle International Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the initial purchasers

(ll)	10.36
Amendment No. 2 dated as of November 13, 2012, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(mm)	10.37
Incremental Facility Amendment dated as of December 13, 2012, among Crown Castle International Corp. , Crown Castle Operating Company, certain subsidiaries of the Crown Castle Operating Company, the lenders party thereto, The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(nn)	10.38
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(nn)	10.39
Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers

*	10.40	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC
*	10.41
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC

*	10.42
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC

*	10.43
Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC

*	11	Computation of Net Income (Loss) per Common Share
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of Crown Castle International Corp.

Exhibit Number		Exhibit Description
*	23.1	Consent of PricewaterhouseCoopers LLP
*	23.2	Consent of KPMG LLP
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).

(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.

(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.

(h)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.

(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.

(j)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.

(k)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).

(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.

(m)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.

(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.

(o)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.

(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.

(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.

(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.

(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008

(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009

(v)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.

(w)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.

(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.

(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.

(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.

(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 28, 2009.

(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 20, 2010.

(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 26, 2010.

(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 16, 2011.

(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 26, 2011.

(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 3, 2012.

(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 24, 2012.

(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) on February 13, 2012.

(ii)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

(jj)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 2, 2012.

(kk)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 16, 2012.

(ll)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on November 13, 2012.

(mm)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 13, 2012.

(nn)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 28, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February, 2013.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2012 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 12th day of February, 2013.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer and
Jay A. Brown	Treasurer (Principal Financial Officer)

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ DALE N. HATFIELD	Director
Dale N. Hatfield

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ JOHN P. KELLY	Director
John P. Kelly

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie