Form 10-Q
period 2013-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2013-05-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Number of shares of common stock outstanding at April 29, 2013: 293,770,213

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, customer consolidation or ownership changes, and demand for our towers and small cell networks, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Part II—Item 1A. Risk Factors" herein and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation of thereof, means "including without limitation. The use of the word “or” herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,865	$441,364
Restricted cash	139,455	575,938
Receivables, net	212,732	192,833
Prepaid expenses	102,315	103,808
Deferred income tax assets	180,817	193,420
Other current assets	69,231	73,961
Total current assets	865,415	1,581,324
Deferred site rental receivables, net	926,705	864,819
Property and equipment, net of accumulated depreciation of $4,384,508 and $4,249,183, respectively	6,882,411	6,917,531
Goodwill	3,180,510	3,119,957
Other intangible assets, net	2,861,315	2,941,696
Deferred income tax assets	31,616	33,914
Long-term prepaid rent, deferred financing costs and other assets, net	624,533	629,468
Total assets	$15,372,505	$16,088,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,874	$115,999
Accrued interest	80,170	52,592
Deferred revenues	230,792	241,127
Other accrued liabilities	134,951	140,084
Current maturities of debt and other obligations	94,839	688,056
Total current liabilities	637,626	1,237,858
Debt and other long-term obligations	10,741,317	10,923,186
Deferred income tax liabilities	50,336	65,830
Below-market tenant leases, deferred ground lease payable and other liabilities	978,595	910,571
Total liabilities	12,407,874	13,137,445
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2013—293,771,206 and December 31, 2012—293,164,786	2,938	2,932
Additional paid-in capital	5,610,039	5,623,595
Accumulated other comprehensive income (loss)	(52,036)	(61,791)
Accumulated deficit	(2,610,528)	(2,625,990)
Total CCIC stockholders' equity	2,950,413	2,938,746
Noncontrolling interest	14,218	12,518
Total equity	2,964,631	2,951,264
Total liabilities and equity	$15,372,505	$16,088,709

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Site rental	$615,415	$497,529
Network services and other	124,645	54,216
Net revenues	740,060	551,745
Operating expenses:
Costs of operations(a):
Site rental	177,606	122,871
Network services and other	77,377	31,521
General and administrative	58,246	51,001
Asset write-down charges	3,715	3,044
Acquisition and integration costs	1,602	1,680
Depreciation, amortization and accretion	186,459	139,400
Total operating expenses	505,005	349,517
Operating income (loss)	235,055	202,228
Interest expense and amortization of deferred financing costs	(164,369)	(137,472)
Gains (losses) on retirement of long-term obligations	(35,909)	(7,068)
Interest income	297	354
Other income (expense)	(629)	(1,077)
Income (loss) before income taxes	34,445	56,965
Benefit (provision) for income taxes	(17,708)	(6,695)
Net income (loss)	16,737	50,270
Less: Net income (loss) attributable to the noncontrolling interest	1,275	239
Net income (loss) attributable to CCIC stockholders	15,462	50,031
Dividends on preferred stock	—	(2,629)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$15,462	$47,402
Net income (loss)	$16,737	$50,270
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $5,692 and $0, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	10,570	16,338
Foreign currency translation adjustments	(390)	6,889
Total other comprehensive income (loss)	10,180	23,227
Comprehensive income (loss)	26,917	73,497
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,700	(487)
Comprehensive income (loss) attributable to CCIC stockholders	$25,217	$73,984
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Weighted-average common shares outstanding (in thousands):
Basic	291,102	284,913
Diluted	292,570	285,853
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,737	$50,270
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	186,459	139,400
Gains (losses) on retirement of long-term obligations	35,909	7,068
Amortization of deferred financing costs and other non-cash interest	36,920	24,465
Stock-based compensation expense	10,029	9,035
Asset write-down charges	3,715	3,044
Deferred income tax benefit (provision)	14,740	4,813
Other adjustments	765	4
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	27,578	(10,853)
Increase (decrease) in accounts payable	(6,545)	(238)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	10,506	(3,270)
Decrease (increase) in receivables	(19,808)	(2,080)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(30,379)	(59,446)
Net cash provided by (used for) operating activities	286,626	162,212
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(12,810)	(221,316)
Capital expenditures	(116,353)	(65,052)
Other investing activities, net	147	1,195
Net cash provided by (used for) investing activities	(129,016)	(285,173)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,095,000
Proceeds from issuance of capital stock	—	195
Principal payments on debt and other long-term obligations	(25,333)	(13,631)
Purchases and redemptions of long-term debt	(644,422)	(648,385)
Purchases of capital stock	(23,579)	(35,476)
Payments under revolving credit facility	(165,000)	(251,000)
Payments for financing costs	(3,927)	(40,237)
Net (increase) decrease in restricted cash	425,774	948
Dividends on preferred stock	—	(2,481)
Net cash provided by (used for) financing activities	(436,487)	1,104,933
Effect of exchange rate changes on cash	(1,622)	1,592
Net increase (decrease) in cash and cash equivalents	(280,499)	983,564
Cash and cash equivalents at beginning of period	441,364	80,120
Cash and cash equivalents at end of period	$160,865	$1,063,684

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	—	$—	293,164,786	$2,932	$5,623,595	$102,125	(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	—	—	947,979	9	10,020	—	—	—	—	10,029
Purchases and retirement of capital stock	—	—	(341,559)	(3)	(23,576)	—	—	—	—	(23,579)
Other comprehensive income (loss)(a)	—	—	—	—	—	(815)	10,570	—	425	10,180
Net income (loss)	—	—	—	—	—	—	—	15,462	1,275	16,737
Balance, March 31, 2013	—	$—	293,771,206	$2,938	$5,610,039	$101,310	(153,346)	$(2,610,528)	$14,218	$2,964,631

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$95,044	(212,040)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	883,941	9	9,221	—	—	—	—	9,230
Purchases and retirement of capital stock	—	—	(690,733)	(7)	(35,469)	—	—	—	—	(35,476)
Conversion of redeemable preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	—	305,180
Other comprehensive income (loss)(a)	—	—	—	—	—	7,615	16,338	—	(726)	23,227
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	—	(2,629)	—	(2,629)
Net income (loss)	—	—	—	—	—	—	—	50,031	239	50,270
Balance, March 31, 2012	—	$—	292,928,485	$2,929	$5,591,191	$102,659	(195,702)	$(2,764,543)	$132	$2,736,666
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2012, and related notes thereto, included in the 2012 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. All references to the "Company" include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) DAS, a type of small cell network, and (3) third party land interests. The Company conducts operations through subsidiaries of CCOC, including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its approximately 31,600 towers (of which approximately 29,800 towers are in CCUSA and approximately 1,700 towers are in CCAL) and, to a lesser extent, to (2) its small cell networks and (3) third party land interests, to wireless communication companies via long-term contracts in various forms. As further discussed in the 2012 Form 10-K, approximately 12,700 of the Company's towers are leased or operated under master leases and subleases.
To a lesser extent, the Company also provides certain network services relating to its wireless infrastructure, consisting of (1) customer equipment installation and subsequent augmentation (collectively, "installation services") and (2) the following additional site development services relating to existing and new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, other construction and network development related services.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at March 31, 2013, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2013 and 2012. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's consolidated financial statements are disclosed in the Company's 2012 Form 10-K.
New Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

3.	Acquisitions
T-Mobile Acquisition
In September 2012, the Company entered into a definitive agreement with T-Mobile to acquire the exclusive rights to lease, operate or otherwise acquire approximately 7,100 T-Mobile towers for approximately $2.5 billion. On November 30, 2012, the Company closed on the T-Mobile Acquisition. Upon closing, the Company obtained the exclusive right to lease and operate the T-Mobile towers (that are otherwise not owned by the Company). See the 2012 Form 10-K for further discussion of the terms of the T-Mobile lease including the purchase option. The Company utilized cash on hand, inclusive of the proceeds from the 5.25% Senior Notes, and borrowings from the 2012 Revolver to fund the T-Mobile Acquisition.
The purchase price and the purchase price allocation for the T-Mobile Acquisition is not finalized as of March 31, 2013. As such, the preliminary purchase price allocation presented below is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, deferred taxes and certain liabilities. The principal changes in the preliminary purchase price allocation between December 31, 2012 and March 31, 2013 relate to a $31.1 million decrease to the below-market lease intangible, a $40.3 million increase to the above-market lease deferred credit, a $22.6 million increase to deferred income tax assets and a corresponding increase to goodwill. The effect of the change in the preliminary purchase price allocation on the Company's Statement of Operations and Comprehensive Income (Loss) is immaterial to the periods presented. The preliminary purchase price allocation for the T-Mobile Acquisition, as of March 31, 2013, is shown below.

Preliminary Purchase Price Allocation
Presented March 31, 2013
Current assets	$17,854
Property and equipment	1,457,594
Goodwill(b)	483,603
Other intangible assets, net	372,225
Deferred income tax assets	226,197
Below-market tenant leases and other non-current liabilities(a)	(71,687)
Net assets acquired	$2,485,786

(a)	Inclusive of above-market leases for land interests under the Company's towers.

(b)
The preliminary purchase price allocation for the T-Mobile Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunities in the tower portfolio. In addition, $405.7 million is not expected to be deductible for tax purposes.

Unaudited Pro Forma Operating Results
The unaudited pro forma condensed consolidated results of operations combine the historical results of the Company, along with the historical results of the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition for the period presented below. The following table presents the unaudited pro forma condensed consolidated results of operations of the Company for the period presented as if each acquisition was completed as of January 1, 2011. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Three Months Ended March 31, 2012
Net revenues	$658,862	(a)
Net income (loss)	$44,056	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.14
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.14

(a)
For the three months ended March 31, 2012, amounts are inclusive of pro forma adjustments to increase net revenues of $65.1 million that we expect to recognize from T-Mobile under T-Mobile's contracted lease of space on the towers acquired in the T-Mobile Acquisition.

(b)
For the three months ended March 31, 2012, amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $47.6 million related to property and equipment and intangibles recorded as a result of the combined effect of the WCP Acquisition, NextG Acquisition, and T-Mobile Acquisition.

(c)
For the three months ended March 31, 2012, the pro forma adjustments are tax effected using the federal statutory rate and no adjustment was made with respect to the Company's reversal of valuation allowance.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of March 31, 2013		Outstanding Balance as of December 31, 2012	Stated Interest Rate as of March 31, 2013(a)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Jan. 2017	(b)	1,088,000	(b)	1,253,000	2.7%	(c)
2012 Term Loans	Jan. 2012	2017/2019		2,055,000		2,065,250	3.7%	(c)
Total bank debt				3,143,000		3,318,250
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.7%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	193,800		198,463	7.2%
WCP Securitized Notes	Nov. 2010	Nov. 2040	(f)	302,538	(f)	307,739	5.5%
Total securitized debt				3,946,338		3,956,202
Bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		—		304,718	N/A
7.75% Secured Notes	Apr. 2009	May 2017		—		291,394	N/A
7.125% Senior Notes	Nov. 2009	Nov. 2019		498,166		498,110	7.1%
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,650,000		1,650,000	5.3%
2012 Senior Notes	Dec. 2012	2017/2023	(g)	1,500,000		1,500,000	3.4%
Total bonds				3,648,166		4,244,222
Other:
Capital leases and other obligations	Various	Various		98,652		92,568	Various
Total debt and other obligations				10,836,156		11,611,242
Less: current maturities and short-term debt and other current obligations				94,839		688,056
Non-current portion of long-term debt and other long-term obligations				$10,741,317		$10,923,186
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of March 31, 2013, the undrawn availability under the $1.5 billion 2012 Revolver is $412.0 million.

(c)
The 2012 Revolver and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. Term Loan B bears interest at a per annum rate equal to LIBOR plus 3.0% (with LIBOR subject to a floor of 1% per annum). See note 11.

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

(e)
The 2009 Securitized Notes consist of $123.8 million of principal as of March 31, 2013 that amortizes through 2019, and $70.0 million of principal as of March 31, 2013 that amortizes during the period beginning in 2019 and ending in 2029.

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

(g)	The 2012 Secured Notes consists of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.
See note 11 for a discussion of the refinancing of the Term Loan B in April 2013.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at March 31, 2013. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Nine Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2013	2014	2015	2016	2017	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$68,314	$99,773	$112,241	$113,508	$1,975,529	$8,457,942	$10,827,307	$8,849	$10,836,156
Debt Purchases and Repayments
The following is a summary of debt purchases and repayments of debt during the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)
Revolver	$165,000	$165,000	$—
9% Senior Notes	314,170	332,001	(17,850)
7.75% Secured Notes(b)	294,362	312,421	(18,059)
Total	$773,532	$809,422	$(35,909)
________________

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses relate to cash losses, including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended March 31,
	2013	2012
Interest expense on debt obligations	$127,449	$113,007
Amortization of deferred financing costs	9,047	4,812
Amortization of adjustments on long-term debt	11,436	3,763
Amortization of interest rate swaps(a)	16,262	16,338
Other, net of capitalized interest	175	(448)
Total	$164,369	$137,472

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

5.	Income Taxes
For the three months ended March 31, 2013, the Company's effective rate differed from the federal statutory rate predominately due to state taxes of $6.9 million, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.   As further discussed in our 2012 Form 10-K, for the three months ended March 31, 2012, the Company's effective tax rate differed from the federal statutory rate predominately due to its federal valuation allowances.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$160,865	$160,865	$441,364	$441,364
Restricted cash, current and non-current	1	144,455	144,455	580,938	580,938
Liabilities:
Long-term debt and other obligations	2	10,836,156	11,529,722	11,611,242	12,438,032
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2012 in the Company's valuation techniques used to measure fair values.

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

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to CCIC stockholders	$15,462	$50,031
Dividends on preferred stock	—	(2,629)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$15,462	$47,402
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	291,102	284,913
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,468	940
Diluted weighted-average number of common shares outstanding	292,570	285,853
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
 For the three months ended March 31, 2013, 0.7 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that March 31, 2013 was the end of the contingency period.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$581,265	$34,150	$—	$615,415	$468,119	$29,410	$—	$497,529
Network services and other	117,862	6,783	—	124,645	46,968	7,248	—	54,216
Net revenues	699,127	40,933	—	740,060	515,087	36,658	—	551,745
Operating expenses:
Costs of operations:(a)
Site rental	167,591	10,015	—	177,606	113,944	8,927	—	122,871
Network services and other	71,848	5,529	—	77,377	26,802	4,719	—	31,521
General and administrative	52,562	5,684	—	58,246	43,653	7,348	—	51,001
Asset write-down charges	3,603	112	—	3,715	3,033	11	—	3,044
Acquisition and integration costs	1,602	—	—	1,602	1,652	28	—	1,680
Depreciation, amortization and accretion	179,126	7,333	—	186,459	131,641	7,759	—	139,400
Total operating expenses	476,332	28,673	—	505,005	320,725	28,792	—	349,517
Operating income (loss)	222,795	12,260	—	235,055	194,362	7,866	—	202,228
Interest expense and amortization of deferred financing costs	(164,369)	(4,445)	4,445	(164,369)	(137,459)	(5,337)	5,324	(137,472)
Gains (losses) on retirement of long-term obligations	(35,909)	—	—	(35,909)	(7,068)	—	—	(7,068)
Interest income	203	94	—	297	197	157	—	354
Other income (expense)	3,819	(3)	(4,445)	(629)	4,287	(40)	(5,324)	(1,077)
Benefit (provision) for income taxes	(15,613)	(2,095)	—	(17,708)	(6,174)	(521)	—	(6,695)
Net income (loss)	10,926	5,811	—	16,737	48,145	2,125	—	50,270
Less: Net income (loss) attributable to the noncontrolling interest	—	1,275	—	1,275	(210)	449	—	239
Net income (loss) attributable to CCIC stockholders	$10,926	$4,536	$—	$15,462	$48,355	$1,676	$—	$50,031
Capital expenditures	$113,199	$3,154	$—	$116,353	$62,214	$2,838	$—	$65,052
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$10,926	$5,811	$—	$16,737	$48,145	$2,125	$—	$50,270
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,603	112	—	3,715	3,033	11	—	3,044
Acquisition and integration costs	1,602	—	—	1,602	1,652	28	—	1,680
Depreciation, amortization and accretion	179,126	7,333	—	186,459	131,641	7,759	—	139,400
Amortization of prepaid lease purchase price adjustments	3,863	—	—	3,863	2,550	—	—	2,550
Interest expense and amortization of deferred financing costs	164,369	4,445	(4,445)	164,369	137,459	5,337	(5,324)	137,472
Gains (losses) on retirement of long-term obligations	35,909	—	—	35,909	7,068	—	—	7,068
Interest income	(203)	(94)	—	(297)	(197)	(157)	—	(354)
Other income (expense)	(3,819)	3	4,445	629	(4,287)	40	5,324	1,077
Benefit (provision) for income taxes	15,613	2,095	—	17,708	6,174	521	—	6,695
Stock-based compensation expense	10,029	68	—	10,097	9,035	2,123	—	11,158
Adjusted EBITDA	$421,018	$19,773	$—	$440,791	$342,273	$17,787	$—	$360,060

10.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$99,871	$123,140
Income taxes paid	2,645	884
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in liabilities for purchases of property and equipment	(5,134)	7,782
Conversion of redeemable convertible preferred stock	—	305,180

11.	Subsequent Event
Term Loan
In April 2013, the Company refinanced the outstanding Term Loan B with a new loan pursuant to our existing credit agreement in an aggregate principal amount of $1.58 billion. The terms of the new Term Loan B are substantially the same as the terms of the refinanced Term Loan B, except that (1) the interest rate margin applicable to the new Term Loan B is 50 to 75 basis points (depending on the CCOC's total net leverage ratio determined from time to time in accordance with the credit agreement) less than the interest rate margin of the previously outstanding Term Loan B and (2) the interest rate floor applicable to the new Term Loan B is 25 basis points less than the floor applicable to the refinanced Term Loan B. The amount of such interest rate margin depends on the total net leverage ratio of CCOC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2012 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2012 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems, a type of small cell network, and (3) third party land interests. Our core business is providing access, including space or capacity, to our towers, and to a lesser extent, to our small cell networks and third party land interests via long-term contracts in various forms. Site rental revenues represented 83% of our first quarter 2013 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2012 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals as of and for the three months ended March 31, 2013.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding coverage and (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
Our site rental revenues grew $117.9 million, or 24%, from the three months ended March 31, 2012 to the three months ended March 31, 2013. Our site rental revenue growth during the three months ended March 31, 2013 was impacted by:

▪	Our acquisitions in 2012 ("Item 2. MD&A—Consolidated Results of Operations" and note 3 in our 2012 Form 10-K).

▪
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

◦
We expect that our full year 2013 site rental revenues growth will also be impacted by both of these same items that impacted our 2012 site rental revenues growth, including an approximately 13% expected contribution from the 2012 acquisitions. Additionally, we do not expect that any of the customers' network enhancement deployments and any related non-renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and any corresponding non-renewal of iDEN leases, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately eight years, exclusive of renewals at the customer's option, representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 75% of consolidated revenues.

◦	The T-Mobile and MetroPCS merger was completed on April 30, 2013. See "Item 1A. Risk Factors" of our 2012 Form 10-K.

•	Majority of land interests under our towers under long-term control

◦
Approximately 91% and 77% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easement, which represent approximately 38% of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $6.9 million, which represented less than 1% percent of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	71% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance and cash trap covenants. See "Item 2. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $286.6 million.

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

◦	Discretionary investments included:

▪
Discretionary capital expenditures of $109.5 million, including wireless infrastructure improvements in order for sufficient additional site rentals, construction of wireless infrastructure and land purchases.

▪
In April 2013, we refinanced all of the outstanding term loan B, which lowered the interest rate margin by 50 to 75 basis points (depending on the CCOC total net leverage ratio determined from time to time in accordance with the credit agreement) and the interest rate floor by 25 basis points. See note 11 to our condensed consolidated financial statements.

▪	In January 2013, we completed the repurchase and redemption of all the outstanding 9% senior notes and 7.75% secured notes. In addition, we repaid $165 million on our 2012 revolver.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2012 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2012 Form 10-K).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$615,415	$497,529	24%
Network services and other	124,645	54,216	130%
Net revenues	740,060	551,745	34%
Operating expenses:
Costs of operations(a):
Site rental	177,606	122,871	45%
Network services and other	77,377	31,521	145%
Total costs of operations	254,983	154,392	65%
General and administrative	58,246	51,001	14%
Asset write-down charges	3,715	3,044	*
Acquisition and integration costs	1,602	1,680	*
Depreciation, amortization and accretion	186,459	139,400	34%
Total operating expenses	505,005	349,517	44%
Operating income (loss)	235,055	202,228	16%
Interest expense and amortization of deferred financing costs	(164,369)	(137,472)	20%
Gains (losses) on retirement of long-term obligations	(35,909)	(7,068)
Interest income	297	354
Other income (expense)	(629)	(1,077)
Income (loss) before income taxes	34,445	56,965
Benefit (provision) for income taxes	(17,708)	(6,695)
Net income (loss)	16,737	50,270
Less: Net income (loss) attributable to the noncontrolling interest	1,275	239
Net income (loss) attributable to CCIC stockholders	$15,462	$50,031
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

First Quarter 2013 and 2012. Our consolidated results of operations for the first quarter of 2013 and 2012, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 93% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 71% and 97% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments"). Our consolidated results of operation for the first quarter of 2013 were impacted by the WCP acquisition, NextG acquisition and T-Mobile acquisition which resulted in (1) an increase to consolidated net revenues of $125.6 million and (2) a net loss of $0.4 million included in net income (loss) attributable to CCIC stockholders, which include the impact of debt assumed in the WCP acquisition and approximately $1.3 million of acquisition and integration expenses, but excludes the interest expense associated with the financing to fund each of these acquisitions.

Comparison of Operating Segments
Our reportable operating segments for the first quarter of 2013 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 9 to our condensed consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 9 to our condensed consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—First Quarter 2013 and 2012
Net revenues for the first quarter of 2013 increased by $184.0 million, or 36%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $113.1 million, or 24%, and (2) network services and other revenues of $70.9 million, or 151%. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first quarter of 2013 increased by $59.5 million, or 17%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 24% increase in site rental revenues. Site rental gross margins for the first quarter of 2013 increased primarily as a result of acquisitions. The $59.5 million incremental margin represents 53% of the related increase in site rental revenues, inclusive of the impact of acquisitions.
Network services and other revenues for the first quarter of 2013 increased by $70.9 million, or 151%, and the related gross margin increased by $25.8 million, or 128%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first quarter of 2013 increased by $8.9 million, or approximately 20%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the first quarter of 2013 and the first quarter of 2012. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the first quarter of 2013 increased by $78.7 million, or 23%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and our acquisitions.
Depreciation, amortization and accretion for the first quarter of 2013 increased by $47.5 million, or 36%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG acquisition and T-Mobile acquisition consummated in April 2012 and November 2012, respectively.

Interest expense and amortization of deferred financing costs increased $26.9 million, or 20%, from the first quarter of 2012 to the first quarter of 2013. During full year 2012, we completed several debt transactions, resulting in (1) the lowering our average cost of debt, (2) funding for the WCP acquisition, NextG acquisition and T-Mobile acquisition, (3) the refinancing of certain of our debt and (4) the extension of our debt maturities. During 2013, we redeemed and repaid the remaining outstanding 7.75% secured notes and 9% senior notes. As a result of repurchasing and redeeming certain of our debt during the first quarter of 2013 and the first quarter of 2012, we incurred losses of $35.9 million and $7.1 million, respectively. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 6 to our consolidated financial statements in the 2012 Form 10-K.
The benefit (provision) for income taxes for the first quarter of 2013 was a provision of $15.6 million, compared to a provision of $6.2 million for the first quarter of 2012. For the first quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  For the first quarter of 2012, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance. See also note 9 to our 2012 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2013 was net income of $10.9 million compared to net income of $48.4 million for the first quarter of 2012. The change in net income was predominately due to (1) an increase in the losses on retirement of long-term obligations, (2) our acquisitions net of related interest expense to fund such acquisitions, partially offset by (3) growth in our site rental and network service gross margins.
CCAL—First Quarter 2013 and 2012
The increases and decreases between the first quarter of 2013 and the first quarter of 2012 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first quarter of 2013 was approximately 1.04, a decrease of 2% from approximately 1.06 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first quarter of 2013 increased by $4.3 million, or 12%, from the same period in the prior year. Site rental revenues for the first quarter of 2013 increased by $4.7 million, or 16%, from the same period in the prior year. Site rental revenues were impacted by various factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, exchange rates, and cancellations of customer contracts.
Site rental gross margins increased by $3.7 million, or 18%, for the first quarter of 2013, from $20.5 million, for the first quarter of 2012. Adjusted EBITDA for the first quarter of 2013 increased by $2.0 million, or 11%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2013 was net income of $4.5 million, compared to net income of $1.7 million for the first quarter of 2012. The increase in net income was primarily driven by the growth in the site rental business.

Liquidity and Capital Resources
Overview
General.    We believe our core business can be characterized as a stable cash flow stream generated by revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our sustaining capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and will be available for discretionary investments. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments.

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

We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for periods of time.  As a result of our financing and investing transactions during 2012, including the T-Mobile acquisition, our CCIC consolidated leverage ratio (see "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants") is 6.3 times at March 31, 2013. This current CCIC consolidated leverage ratio is below our restrictive covenant of 7.0 times.
We have never declared nor paid any cash dividend on our common stock. Currently, we endeavor to utilize our net cash provided by operating activities to engage in discretionary investments. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. Periodically, our board of directors assesses the advisability of declaring and paying cash dividends at some point in the future, based on the then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors.
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We have approximately $2.7 billion of federal net operating losses to offset future taxable income. We expect to utilize our federal net operating losses between now and 2017 based on current taxable income projections. We evaluate our options with respect to appropriately managing our tax position on an on-going basis. These options may include a conversion to a REIT, which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes.
Liquidity Position.    The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2013
(In thousands of dollars)
Cash and cash equivalents(a)	$160,865
Undrawn revolving credit facility availability(b)	412,000
Debt and other long-term obligations	10,836,156
Total equity	2,964,631
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $94.8 million (principal payments) and (2) capital expenditures in excess of $400 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of March 31, 2013.

Summary Cash Flow Information

	Three Months Ended March 31,
	2013	2012	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$286,626	$162,212	$124,414
Investing activities	(129,016)	(285,173)	156,157
Financing activities	(436,487)	1,104,933	(1,541,420)
Effect of exchange rate changes on cash	(1,622)	1,592	(3,214)
Net increase (decrease) in cash and cash equivalents	$(280,499)	$983,564	$(1,264,063)
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2013 of $124.4 million, or 77%, from first three months of 2012, was primarily due to growth in our core business. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures.

	Three Months Ended March 31,
	2013	2012	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$15,987	$27,949	$(11,962)
Wireless infrastructure improvements and other	57,838	25,898	31,940
Construction of wireless infrastructure	35,662	6,986	28,676
Sustaining	6,866	4,219	2,647
Total	$116,353	$65,052	$51,301
Other than sustaining capital expenditures, which we expect to be approximately $34 million to $38 million for the year ended December 31, 2013, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $400 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2013, with approximately 40% of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation, and (3) changes in structural engineering regulations and our internal structural standards. Wireless infrastructure construction capital expenditures increased from the first three months of 2012 to the same period in 2013 as a result of additional DAS network builds.
Acquisitions.  See note 3 to our condensed consolidated financial statements and notes 3 and 5 to our 2012 Form 10-K for a discussion of our WCP acquisition, NextG acquisition and T-Mobile acquisition.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt. During the first three months of 2013, our financing activities predominately related to the redemption and repayment of the remaining 7.75% secured notes and the 9% senior notes. The redemption of the 7.75% secured notes was funded by the release of restricted cash.
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of April 29, 2013, there was $1.1 billion outstanding under our revolving credit facility. During the three months ended March 31, 2013, we repaid a total of $165 million and made no borrowings under the 2012 Revolver. See also note 11 of our condensed consolidated financial statements, regarding the refinancing of our term loan B.
Debt Purchases and Repayments. See note 4 to our condensed consolidated financial statements for a summary of our debt purchases and repayments during the first quarter of 2013, including the gains (losses) on retirement of long-term obligations.
Common Stock Activity.  As of March 31, 2013 and December 31, 2012, we had 293.8 million and 293.2 million common shares outstanding, respectively. During the first three months of 2013, we purchased 0.3 million shares of common stock at an average price of $69.03 per share utilizing $23.6 million in cash.
Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following are the ratios applicable to the financial maintenance, restrictive and cash trap reserve covenants under our debt agreements. See our 2012 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Covenant Description(a)	Type	Debt	Current Covenant Requirement	As of March 31, 2013	Latest Issuance Date
CCIC:
Leverage ratio	Restrictive	7.125% Senior Notes	≤7.00	6.3	6.3
Leverage ratio	Restrictive	5.25% Senior Notes	≤7.00	6.3	6.5
CCOC:
Net leverage ratio	Maintenance	Credit Agreement	≤6.0	4.9	4.8
Net leverage ratio	Restrictive	Credit Agreement	≤5.5	4.9	4.8
Interest coverage ratio	Maintenance	Credit Agreement	≥2.5	4.8	3.9
Tower and third party land interest companies:
Debt service coverage ratio	Cash Trap	2010 Tower Revenue Notes	>1.75	3.7	3.1
Debt service coverage ratio	Cash Trap	2009 Securitized Notes	>1.30	3.5	2.4
Debt service coverage ratio	Cash Trap	WCP Securitized Notes	≥1.30	1.5	N/A
________________

(a)
See our 2012 Form 10-K for a discussion of a calculation of each ratio. Failure to comply with the maintenance ratios could result in default under our credit agreement. Failure to comply with the cash trap ratios would require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us. The 7.125% senior notes and 5.25% senior notes contain restrictive covenants with which CCIC and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1.0. The credit agreement contains a restrictive covenant relating to CCOC and its restricted subsidiaries' ability to make Restricted Payments (as defined in the credit agreement), including dividends.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1)are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2012 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2012 Form 10-K. The critical accounting policies and estimates for the first three months of 2013 have not changed from the critical accounting policies for the year ended December 31, 2012.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2013
No accounting pronouncements adopted during the three months ended March 31, 2013 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2013 are expected to have a material impact on our condensed consolidated financial statements.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($10.8 billion and $11.6 billion outstanding at March 31, 2013 and December 31, 2012, respectively);

•	our $3.1 billion of floating rate debt at March 31, 2013, represents approximately 29% of our total debt, compared to 29% of our total debt as of December 31, 2012; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2013, after giving effect to the refinancing of our term loan B in April 2013, we had $3.1 billion of floating rate debt, which included $1.6 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $4 million exclusive of the impact of the LIBOR floor.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2013, after giving effect to the refinancing of the term loan B in April 2013. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). See note 4 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2013	2014	2015	2016	2017		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$37,564	$49,398	$49,366	$47,508	$546,529	(e)	$6,953,942	(c)	$7,684,307	(c)	$8,366,105
Average interest rate(b)(c)	4.9%	5.0%	5.0%	7.1%	2.8%		7.8%	(c)	7.4%	(c)

Variable rate	$30,750	$50,375	$62,875	$66,000	$1,429,000		$1,504,000		$3,143,000		$3,163,617
Average interest rate(d)	2.9%	2.9%	2.8%	2.8%	2.7%		3.3%		3.0%
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

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayments dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2012 Excess Cash Flow of the issuers was approximately $482 million. If the WCP Securitized Notes with a current face value of $291.9 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the Issuers of the WCP Securitized Notes. The WCP Securitized Notes are presented based on their contractual maturity dates in 2040. The full year 2012 Excess Cash Flow of Issuers of the WCP Securitized Notes was approximately $17 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)
The average variable interest rate is based on the rates currently in effect. The 2012 Revolver and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. After giving effect to the refinancing in April 2013 discussed in note 11, the Term Loan B bears interest at a per annum rate equal to LIBOR (with LIBOR subject to a floor of 75 basis points per annum) plus 2.25% to 2.5%, based on CCOC's total net leverage ratio.

(e)	Predominantly consists of a portion of the 2012 secured notes in an aggregate principal amount of $500 million of 2.381% secured notes due 2017
Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 5% of our operating income for the three months ended March 31, 2013. Over the past year, the Australian dollar has remained nearly constant in value compared to the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2012 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2013	—	$—	—	—
February 1 - February 28, 2013	341	69.03	—	—
March 1 - March 31, 2013	1	71.79	—	—
Total	342	$69.03	—	—
We paid $23.6 million in cash to effect these purchases. The shares shown in the table above represent shares withheld in connection with employees' tax withholding liabilities related to the vesting of restricted stock awards during the three months ended March 31, 2013.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a) 3.2	Composite By-laws of Crown Castle International Corp.

(b) 10.1	2013 EMT Annual Incentive Plan

(b) 10.2	Summary of Non-Employee Director Compensation

(c) 10.3
Amendment No. 3 to Credit Agreement dated as of April 19, 2013, among Crown Castle International Corp. (“Company”), Crown Castle Operating Company (“Borrower”), certain subsidiaries of the Borrower, the lenders party thereto and The Royal Bank of Scotland plc (“RBS”), as administrative agent, to the Credit Agreement dated as of January 31, 2012, among the Company, the Borrower, the lenders and issuing banks from time to time party thereto, RBS, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 27, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 24, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 3, 2013	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 3, 2013	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)