Form 10-Q
period 2013-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2013-08-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Number of shares of common stock outstanding at July 29, 2013: 292,683,852

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, customer consolidation or ownership changes, and demand for our towers and small cell networks, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants, and (5) our potential conversion to a REIT, including the impact and timing thereof.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Part II—Item 1A. Risk Factors" herein and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation of thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,886	$441,364
Restricted cash	161,541	575,938
Receivables, net	201,028	192,833
Prepaid expenses	124,395	103,808
Deferred income tax assets	182,053	193,420
Other current assets	84,163	73,961
Total current assets	880,066	1,581,324
Deferred site rental receivables, net	977,498	864,819
Property and equipment, net of accumulated depreciation of $4,464,861 and $4,249,183, respectively	6,892,277	6,917,531
Goodwill	3,138,018	3,119,957
Other intangible assets, net	2,852,434	2,941,696
Deferred income tax assets	26,059	33,914
Long-term prepaid rent, deferred financing costs and other assets, net	626,233	629,468
Total assets	$15,392,585	$16,088,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,160	$115,999
Accrued interest	87,154	52,592
Deferred revenues	242,420	241,127
Other accrued liabilities	105,451	140,084
Current maturities of debt and other obligations	97,013	688,056
Total current liabilities	644,198	1,237,858
Debt and other long-term obligations	10,691,509	10,923,186
Deferred income tax liabilities	110,756	65,830
Below-market tenant leases, deferred ground lease payable and other liabilities	1,021,230	910,571
Total liabilities	12,467,693	13,137,445
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2013—292,685,462 and December 31, 2012—293,164,786	2,927	2,932
Additional paid-in capital	5,544,205	5,623,595
Accumulated other comprehensive income (loss)	(77,491)	(61,791)
Accumulated deficit	(2,558,169)	(2,625,990)
Total CCIC stockholders' equity	2,911,472	2,938,746
Noncontrolling interest	13,420	12,518
Total equity	2,924,892	2,951,264
Total liabilities and equity	$15,392,585	$16,088,709

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Site rental	$616,849	$517,588	$1,232,264	$1,015,117
Network services and other	118,079	67,923	242,724	122,139
Net revenues	734,928	585,511	1,474,988	1,137,256
Operating expenses:
Costs of operations(a):
Site rental	179,015	131,571	356,621	254,442
Network services and other	70,199	40,262	147,576	71,783
General and administrative	54,790	47,078	113,035	98,079
Asset write-down charges	3,097	3,646	6,812	6,690
Acquisition and integration costs	7,215	7,495	8,817	9,175
Depreciation, amortization and accretion	190,651	152,482	377,110	291,882
Total operating expenses	504,967	382,534	1,009,971	732,051
Operating income (loss)	229,961	202,977	465,017	405,205
Interest expense and amortization of deferred financing costs	(140,256)	(144,940)	(304,625)	(282,412)
Gains (losses) on retirement of long-term obligations	(577)	(7,518)	(36,486)	(14,586)
Interest income	328	382	625	736
Other income (expense)	507	(2,249)	(122)	(3,326)
Income (loss) before income taxes	89,963	48,652	124,409	105,617
Benefit (provision) for income taxes	(36,587)	68,432	(54,295)	61,737
Net income (loss)	53,376	117,084	70,114	167,354
Less: Net income (loss) attributable to the noncontrolling interest	1,017	1,071	2,293	1,310
Net income (loss) attributable to CCIC stockholders	52,359	116,013	67,821	166,044
Dividends on preferred stock	—	—	—	(2,629)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$52,359	$116,013	$67,821	$163,415
Net income (loss)	$53,376	$117,084	$70,114	$167,354
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $5,685, $5,712, $11,376, and $5,712, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	10,557	10,609	21,127	26,947
Foreign currency translation adjustments	(37,827)	(6,645)	(38,218)	244
Total other comprehensive income (loss)	(27,270)	3,964	(17,091)	27,191
Comprehensive income (loss)	26,106	121,048	53,023	194,545
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(798)	1,057	902	570
Comprehensive income (loss) attributable to CCIC stockholders	$26,904	$119,991	$52,121	$193,975
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.18	$0.40	$0.23	$0.57
Diluted	$0.18	$0.40	$0.23	$0.57
Weighted-average common shares outstanding (in thousands):
Basic	291,225	290,649	291,164	287,781
Diluted	292,706	291,203	292,570	289,029
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$70,114	$167,354
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	377,110	291,882
Gains (losses) on retirement of long-term obligations	36,486	14,586
Amortization of deferred financing costs and other non-cash interest	57,471	48,780
Stock-based compensation expense	19,472	17,105
Asset write-down charges	6,812	6,690
Deferred income tax benefit (provision)	50,143	(65,544)
Other adjustments	1,291	(41)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	34,563	(1,950)
Increase (decrease) in accounts payable	2,727	(2,488)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	45,362	(3,145)
Decrease (increase) in receivables	(11,647)	(26,225)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(129,877)	(122,662)
Net cash provided by (used for) operating activities	560,027	324,342
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(27,280)	(1,199,316)
Capital expenditures	(254,820)	(159,697)
Other investing activities, net	6,644	1,188
Net cash provided by (used for) investing activities	(275,456)	(1,357,825)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,941	2,100,000
Proceeds from issuance of capital stock	—	238
Principal payments on debt and other long-term obligations	(51,085)	(34,744)
Purchases and redemptions of long-term debt	(675,480)	(699,486)
Purchases of capital stock	(98,867)	(35,673)
Borrowings under revolving credit facility	48,000	—
Payments under revolving credit facility	(255,000)	(251,000)
Payments for financing costs	(5,654)	(40,237)
Net (increase) decrease in restricted cash	411,048	12,620
Dividends on preferred stock	—	(2,481)
Net cash provided by (used for) financing activities	(596,097)	1,049,237
Effect of exchange rate changes on cash	(2,952)	301
Net increase (decrease) in cash and cash equivalents	(314,478)	16,055
Cash and cash equivalents at beginning of period	441,364	80,120
Cash and cash equivalents at end of period	$126,886	$96,175

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2013	—	$—	293,771,206	$2,938	$5,610,039	$101,310	$(153,346)	$(2,610,528)	$14,218	$2,964,631
Stock-based compensation related activity, net of forfeitures	—	—	(6,032)	—	9,443	—	—	—	—	9,443
Purchases and retirement of capital stock	—	—	(1,079,712)	(11)	(75,277)	—	—	—	—	(75,288)
Other comprehensive income (loss)(a)	—	—	—	—	—	(36,012)	10,557	—	(1,815)	(27,270)
Net income (loss)	—	—	—	—	—	—	—	52,359	1,017	53,376
Balance, June 30, 2013	—	$—	292,685,462	$2,927	$5,544,205	$65,298	$(142,789)	$(2,558,169)	$13,420	$2,924,892

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, April 1, 2012	—	$—	292,928,485	$2,929	$5,591,191	$102,659	$(195,702)	$(2,764,543)	$132	$2,736,666
Stock-based compensation related activity, net of forfeitures	—	—	113,168	1	7,915	—	—	—	—	7,916
Purchases and retirement of capital stock	—	—	(3,640)	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	(6,631)	10,609	—	(14)	3,964
Disposition of noncontrolling interest	—	—	—	—	—	—		—	368	368
Net income (loss)	—	—	—	—	—	—	—	116,013	1,071	117,084
Balance, June 30, 2012	—	$—	293,038,013	$2,930	$5,599,106	$96,028	$(185,093)	$(2,648,530)	$1,557	$2,865,998
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	—	$—	293,164,786	$2,932	$5,623,595	$102,125	$(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	—	—	941,947	9	19,463	—	—	—	—	19,472
Purchases and retirement of capital stock	—	—	(1,421,271)	(14)	(98,853)	—	—	—	—	(98,867)
Other comprehensive income (loss)(a)	—	—	—	—	—	(36,827)	21,127	—	(1,391)	(17,091)
Net income (loss)	—	—	—	—	—	—	—	67,821	2,293	70,114
Balance, June 30, 2013	—	$—	292,685,462	2,927	5,544,205	65,298	(142,789)	(2,558,169)	13,420	2,924,892

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	$284,449,372	$2,844	$5,312,342	$95,044	(212,040)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	997,109	10	17,333	—	—	—	—	17,343
Purchases and retirement of capital stock	—	—	(694,373)	(7)	(35,666)	—	—	—	—	(35,673)
Conversion of redeemable preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	—	305,180
Other comprehensive income (loss)(a)	—	—	—	—	—	984	26,947	—	(740)	27,191
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	—	166,044	1,310	167,354
Balance, June 30, 2012	—	$—	293,038,013	$2,930	$5,599,106	$96,028	(185,093)	$(2,648,530)	$1,557	$2,865,998
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) DAS, a type of small cell network, and (3) third party land interests. The Company conducts operations through subsidiaries of CCOC, including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its approximately 31,600 towers (of which approximately 29,900 towers are in CCUSA and approximately 1,700 towers are in CCAL) and, to a lesser extent, to (2) its small cell networks, and (3) third party land interests, to wireless communication companies via long-term contracts in various forms. As further discussed in the 2012 Form 10-K, approximately 12,700 of the Company's towers are leased or operated under master leases and subleases.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at June 30, 2013, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2013 and 2012. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
New Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

3.	Acquisitions
NextG Networks Acquisition
During the second quarter of 2013, the Company finalized the purchase price allocation for the NextG Acquisition. The final purchase price allocation is approximately the same as the preliminary purchase price allocation disclosed in the Company's 2012 Form 10-K.
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
The purchase price and the purchase price allocation for the T-Mobile Acquisition is not finalized as of June 30, 2013. As such, the preliminary purchase price allocation presented below is based upon a preliminary valuation which is subject to change as the Company obtains additional information during calendar 2013, including with respect to fixed assets, intangible assets, deferred taxes and certain liabilities. The principal changes in the preliminary purchase price allocation between December 31, 2012 and June 30, 2013 relate to (1) a $31.2 million increase in property and equipment, (2) a $45.0 million increase to the above-market lease deferred credit, and (3) a corresponding increase in goodwill. The effect of the change in the preliminary purchase price allocation on the Company's Statement of Operations and Comprehensive Income (Loss) is immaterial to the periods presented. The preliminary purchase price allocation for the T-Mobile Acquisition, as of June 30, 2013, is shown below.

Preliminary Purchase Price Allocation
Presented June 30, 2013
Current assets	$17,854
Property and equipment	1,490,594
Goodwill(a)	438,758
Other intangible assets, net	407,000
Deferred income tax assets	207,929
Below-market tenant leases and other non-current liabilities(b)	(76,349)
Net assets acquired	$2,485,786

(a)
The preliminary purchase price allocation for the T-Mobile Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunities in the tower portfolio. In addition, $371.3 million is not expected to be deductible for tax purposes.

(b)	Inclusive of above-market leases for land interests under the Company's towers.
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

	Six Months Ended June 30, 2012
Net revenues	$1,309,132	(a)
Net income (loss)	$155,872	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.53
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.53

(a)
For the six months ended June 30, 2012, amounts are inclusive of pro forma adjustments to increase net revenues of $129.9 million that we expect to recognize from the T-Mobile towers, including T-Mobile's contracted lease of space on the towers acquired in the T-Mobile Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(b)
For the six months ended June 30, 2012, amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $77.8 million related to property and equipment and intangibles recorded as a result of the combined effect of the WCP Acquisition, NextG Acquisition, and T-Mobile Acquisition.

(c)
For the six months ended June 30, 2012, the pro forma adjustments are tax effected using the federal statutory rate and no adjustment was made with respect to the Company's reversal of valuation allowance.

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of June 30, 2013		Outstanding Balance as of December 31, 2012	Stated Interest Rate as of June 30, 2013(a)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Jan. 2017	(b)	1,046,000	(b)	1,253,000	2.7%	(c)
2012 Term Loans	Jan. 2012	2017/2019		2,044,800		2,065,250	3.1%	(c)
Total bank debt				3,090,800		3,318,250
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.7%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	189,137		198,463	7.2%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(f)	297,139	(f)	307,739	5.5%
Total securitized debt				3,936,276		3,956,202
Bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		—		304,718	N/A
7.75% Secured Notes	Apr. 2009	May 2017		—		291,394	N/A
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,219		498,110	7.1%
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,650,000	5.3%
2012 Senior Notes	Dec. 2012	2017/2023	(g)	1,500,000		1,500,000	3.4%
Total bonds				3,648,189		4,244,222
Other:
Capital leases and other obligations	Various	Various		113,257		92,568	Various
Total debt and other obligations				10,788,522		11,611,242
Less: current maturities and short-term debt and other current obligations				97,013		688,056
Non-current portion of long-term debt and other long-term obligations				$10,691,509		$10,923,186
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of June 30, 2013, the undrawn availability under the $1.5 billion 2012 Revolver is $454.0 million.

(c)
The 2012 Revolver and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. In April 2013, the Company refinanced the outstanding Term Loan B with a new loan pursuant to our existing credit agreement in an aggregate principal amount of $1.58 billion. The terms of the new Term Loan B are substantially the same as the terms of the refinanced Term Loan B and effectively lowered the rate on the loan by 75 basis points. Term Loan B currently bears interest at a per annum rate equal to LIBOR plus 2.25% to 2.5% (with LIBOR subject to a floor of 0.75% per annum), based on CCOC's total net leverage ratio.

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

(e)
The 2009 Securitized Notes consist of $119.1 million of principal as of June 30, 2013 that amortizes through 2019, and $70.0 million of principal as of June 30, 2013 that amortizes during the period beginning in 2019 and ending in 2029.

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

(g)	The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at June 30, 2013. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Six Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2013	2014	2015	2016	2017	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$46,661	$101,906	$114,272	$115,110	$1,934,799	$8,467,889	$10,780,637	$7,885	$10,788,522
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)

9% Senior Notes	314,170	332,045	(17,894)
7.75% Secured Notes(b)	294,362	312,464	(18,102)
5.25% Senior Notes	30	30	—
2012 Term Loans	30,941	30,941	(490)
Total	$639,503	$675,480	$(36,486)
________________

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses predominantly relate to cash losses, including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense on debt obligations	$119,705	$120,625	$247,154	$233,632
Amortization of deferred financing costs	5,013	5,278	14,060	10,090
Amortization of adjustments on long-term debt	(965)	2,961	10,471	6,724
Amortization of interest rate swaps(a)	16,242	16,319	32,504	32,657
Other, net of capitalized interest	261	(243)	436	(691)
Total	$140,256	$144,940	$304,625	$282,412

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

5.	Income Taxes
For the six months ended June 30, 2013, the Company's effective rate differed from the federal statutory rate predominately due to state taxes of $14.3 million, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.   As further discussed in our 2012 Form 10-K, for the six months ended June 30, 2012, the Company's effective tax rate differed from the federal statutory rate predominately due to its reversal of a total of $70.1 million of federal and $20.0 million of state valuation allowances to the benefit (provision) for income taxes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$126,886	$126,886	$441,364	$441,364
Restricted cash, current and non-current	1	166,541	166,541	580,938	580,938
Liabilities:
Long-term debt and other obligations	2	10,788,522	11,107,927	11,611,242	12,438,032
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
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders, after deduction of dividends on preferred stock, by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to CCIC stockholders	$52,359	$116,013	$67,821	$166,044
Dividends on preferred stock	—	—	—	(2,629)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$52,359	$116,013	$67,821	$163,415
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	291,225	290,649	291,164	287,781
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,481	554	1,406	1,248
Diluted weighted-average number of common shares outstanding	292,706	291,203	292,570	289,029
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.18	$0.40	$0.23	$0.57
Diluted	$0.18	$0.40	$0.23	$0.57
 For the three and six months ended June 30, 2013, 0.6 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that June 30, 2013 was the end of the contingency period.

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

9.	Equity
Purchases of the Company's Common Stock
For the six months ended June 30, 2013, the Company purchased 1.4 million shares of common stock utilizing $98.9 million in cash.

10.	Operating Segments
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$583,584	$33,265	$—	$616,849	$487,761	$29,827	$—	$517,588
Network services and other	113,057	5,022	—	118,079	62,049	5,874	—	67,923
Net revenues	696,641	38,287	—	734,928	549,810	35,701	—	585,511
Operating expenses:
Costs of operations:(a)
Site rental	169,234	9,781	—	179,015	123,063	8,508	—	131,571
Network services and other	66,035	4,164	—	70,199	36,846	3,416	—	40,262
General and administrative	49,225	5,565	—	54,790	41,541	5,537	—	47,078
Asset write-down charges	3,008	89	—	3,097	3,646	—	—	3,646
Acquisition and integration costs	7,030	185	—	7,215	7,469	26	—	7,495
Depreciation, amortization and accretion	183,304	7,347	—	190,651	144,793	7,689	—	152,482
Total operating expenses	477,836	27,131	—	504,967	357,358	25,176	—	382,534
Operating income (loss)	218,805	11,156	—	229,961	192,452	10,525	—	202,977
Interest expense and amortization of deferred financing costs	(140,256)	(4,316)	4,316	(140,256)	(144,940)	(5,000)	5,000	(144,940)
Gains (losses) on retirement of long-term obligations	(577)	—	—	(577)	(7,518)	—	—	(7,518)
Interest income	246	82	—	328	258	124	—	382
Other income (expense)	4,808	15	(4,316)	507	2,756	(5)	(5,000)	(2,249)
Benefit (provision) for income taxes	(34,304)	(2,283)	—	(36,587)	68,921	(489)	—	68,432
Net income (loss)	48,722	4,654	—	53,376	111,929	5,155	—	117,084
Less: Net income (loss) attributable to the noncontrolling interest	—	1,017	—	1,017	(58)	1,129	—	1,071
Net income (loss) attributable to CCIC stockholders	$48,722	$3,637	$—	$52,359	$111,987	$4,026	$—	$116,013
Capital expenditures	$134,513	$3,954	$—	$138,467	$88,687	$5,958	$—	$94,645
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	1,164,851	67,413	—	$1,232,264	955,880	59,237	—	$1,015,117
Network services and other	230,918	11,806	—	242,724	109,017	13,122	—	122,139
Net revenues	1,395,769	79,219	—	1,474,988	1,064,897	72,359	—	1,137,256
Operating expenses:
Costs of operations:(a)
Site rental	336,826	19,795	—	356,621	237,007	17,435	—	254,442
Network services and other	137,884	9,692	—	147,576	63,648	8,135	—	71,783
General and administrative	101,786	11,249	—	113,035	85,194	12,885	—	98,079
Asset write-down charges	6,611	201	—	6,812	6,679	11	—	6,690
Acquisition and integration costs	8,631	186	—	8,817	9,121	54	—	9,175
Depreciation, amortization and accretion	362,430	14,680	—	377,110	276,434	15,448	—	291,882
Total operating expenses	954,168	55,803	—	1,009,971	678,083	53,968	—	732,051
Operating income (loss)	441,601	23,416	—	465,017	386,814	18,391	—	405,205
Interest expense and amortization of deferred financing costs	(304,625)	(8,762)	8,762	(304,625)	(282,399)	(10,337)	10,324	(282,412)
Gains (losses) on retirement of long-term obligations	(36,486)	—	—	(36,486)	(14,586)	—	—	(14,586)
Interest income	449	176	—	625	455	281	—	736
Other income (expense)	8,628	12	(8,762)	(122)	7,043	(45)	(10,324)	(3,326)
Benefit (provision) for income taxes	(49,917)	(4,378)	—	(54,295)	62,747	(1,010)	—	61,737
Net income (loss)	59,650	10,464	—	70,114	160,074	7,280	—	167,354
Less: Net income (loss) attributable to the noncontrolling interest	—	2,293	—	2,293	(268)	1,578	—	1,310
Net income (loss) attributable to CCIC stockholders	$59,650	$8,171	$—	$67,821	$160,342	$5,702	$—	$166,044
Capital expenditures	247,713	7,107	$—	$254,820	$150,901	$8,796	$—	$159,697
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$48,722	$4,654	$—	$53,376	$111,929	$5,155	$—	$117,084
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,008	89	—	3,097	3,646	—	—	3,646
Acquisition and integration costs	7,030	185	—	7,215	7,469	26	—	7,495
Depreciation, amortization and accretion	183,304	7,347	—	190,651	144,793	7,689	—	152,482
Amortization of prepaid lease purchase price adjustments	3,863	—	—	3,863	3,893	—	—	3,893
Interest expense and amortization of deferred financing costs	140,256	4,316	(4,316)	140,256	144,940	5,000	(5,000)	144,940
Gains (losses) on retirement of long-term obligations	577	—	—	577	7,518	—	—	7,518
Interest income	(246)	(82)	—	(328)	(258)	(124)	—	(382)
Other income (expense)	(4,808)	(15)	4,316	(507)	(2,756)	5	5,000	2,249
Benefit (provision) for income taxes	34,304	2,283	—	36,587	(68,921)	489	—	(68,432)
Stock-based compensation expense	9,442	166	—	9,608	8,070	(46)	—	8,024
Adjusted EBITDA	$425,452	$18,943	$—	$444,395	$360,323	$18,194	$—	$378,517

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	59,650	10,464	—	$70,114	160,074	7,280	—	$167,354
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6,611	201	—	6,812	6,679	11	—	6,690
Acquisition and integration costs	8,631	186	—	8,817	9,121	54	—	9,175
Depreciation, amortization and accretion	362,430	14,680	—	377,110	276,434	15,448	—	291,882
Amortization of prepaid lease purchase price adjustments	7,726	—	—	7,726	6,443	—	—	6,443
Interest expense and amortization of deferred financing costs	304,625	8,762	(8,762)	304,625	282,399	10,337	(10,324)	282,412
Gains (losses) on retirement of long-term obligations	36,486	—	—	36,486	14,586	—	—	14,586
Interest income	(449)	(176)	—	(625)	(455)	(281)	—	(736)
Other income (expense)	(8,628)	(12)	8,762	122	(7,043)	45	10,324	3,326
Benefit (provision) for income taxes	49,917	4,378	—	54,295	(62,747)	1,010	—	(61,737)
Stock-based compensation expense	19,472	235	—	19,707	17,105	2,077	—	19,182
Adjusted EBITDA	$846,471	$38,718	$—	$885,189	$702,596	$35,981	$—	$738,577

11.	Concentration of Credit Risk
The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, Verizon Wireless and T-Mobile or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, utilizing customer leases with contractually determinable payment terms and proactively managing past due balances.
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to our CCUSA segment). The following table is after giving effect to the T-Mobile's acquisition of MetroPCS (completed in April 2013), and Sprint's acquisition of Clearwire (completed in July 2013).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
Sprint	30%	23%
T-Mobile	21%	10%
AT&T	17%	21%
Verizon Wireless	16%	18%
Total	84%	72%

12.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$212,592	$234,862
Income taxes paid	10,242	2,556
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in liabilities for purchases of property and equipment	15,927	11,837
Conversion of redeemable convertible preferred stock	—	305,180

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems, a type of small cell network, and (3) third party land interests. Our core business is providing access, including space or capacity, to our towers, and to a lesser extent, to our small cell networks and third party land interests via long-term contracts in various forms. Site rental revenues represented 84% of our second quarter 2013 consolidated net revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2012 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2013.

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

◦
Our site rental revenues grew $217.1 million, or 21%, from the six months ended June 30, 2012 to the six months ended June 30, 2013. Our site rental revenue growth during the six months ended June 30, 2013 was impacted by:

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

◦
We expect that our full year 2013 site rental revenues growth will also be impacted by both of these same items that impacted our 2012 site rental revenue growth, including a substantial expected contribution from the 2012 acquisitions. See note 3 to our condensed consolidated financial statements for further discussion of our acquisitions. Additionally, we do not expect that any of the customers' network enhancement deployments, recent customer consolidations, and any related non-renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and any corresponding non-renewal of iDEN leases, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately eight years, exclusive of renewals at the customer's option, representing approximately $19 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, T-Mobile, AT&T and Verizon Wireless accounted for 84% of consolidated revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), and Sprint's acquisition of Clearwire (completed in July 2013). See "Item 1A. Risk Factors" of our 2012 Form 10-K and note 11 to our condensed consolidated financial statements.

◦
In July, AT&T entered into a definitive agreement to acquire Leap Wireless International, Inc. ("Leap Wireless"). As of June 30, 2013, AT&T and Leap Wireless represented approximately 17% and 3%, respectively, of our consolidated site rental revenues.  Further, there are approximately 1,300 towers on which both carriers currently reside. Our revenue from Leap Wireless on these 1,300 towers represents approximately 2% of consolidated site rental revenues.

•	Majority of land interests under our towers under long-term control

◦
Approximately nine-tenths and three-fourths of the site rental gross margin derived from our towers has land interests that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easement, which represents more than one-third of such site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $17.0 million, which represented approximately 1% percent of net revenues.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $560.0 million.

◦
We believe our core business of providing access to our wireless infrastructure can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our wireless infrastructure.

◦
We currently pay minimal cash income taxes as a result of our net operating loss carryforwards. We have approximately $2.7 billion of federal net operating losses to offset future taxable income. See "Item 2. MD&A—Liquidity and Capital Resources."

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

◦	Discretionary investments included:

▪	The purchase of 1.4 million shares of common stock for $98.9 million at an average price per share of $69.56.

▪
Discretionary capital expenditures of $237.9 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

▪	In April 2013, we refinanced all of the outstanding term loan B, which effectively lowered the interest rate margin by 75 basis points See note 4 to our condensed consolidated financial statements.

▪	In January 2013, we completed the repurchase and redemption of all the outstanding 9% senior notes and 7.75% secured notes. In addition, we repaid a net $207.0 million on our 2012 revolver.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$616,849	$517,588	19%
Network services and other	118,079	67,923	74%
Net revenues	734,928	585,511	26%
Operating expenses:
Costs of operations(a):
Site rental	179,015	131,571	36%
Network services and other	70,199	40,262	74%
Total costs of operations	249,214	171,833	45%
General and administrative	54,790	47,078	16%
Asset write-down charges	3,097	3,646	*
Acquisition and integration costs	7,215	7,495	*
Depreciation, amortization and accretion	190,651	152,482	25%
Total operating expenses	504,967	382,534	32%
Operating income (loss)	229,961	202,977	13%
Interest expense and amortization of deferred financing costs	(140,256)	(144,940)	(3)%
Gains (losses) on retirement of long-term obligations	(577)	(7,518)
Interest income	328	382
Other income (expense)	507	(2,249)
Income (loss) before income taxes	89,963	48,652
Benefit (provision) for income taxes	(36,587)	68,432
Net income (loss)	53,376	117,084
Less: Net income (loss) attributable to the noncontrolling interest	1,017	1,071
Net income (loss) attributable to CCIC stockholders	$52,359	$116,013
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,232,264	$1,015,117	21%
Network services and other	242,724	122,139	99%
Net revenues	1,474,988	1,137,256	30%
Operating expenses:
Costs of operations(a):
Site rental	356,621	254,442	40%
Network services and other	147,576	71,783	106%
Total costs of operations	504,197	326,225	55%
General and administrative	113,035	98,079	15%
Asset write-down charges	6,812	6,690	*
Acquisition and integration costs	8,817	9,175	*
Depreciation, amortization and accretion	377,110	291,882	29%
Total operating expenses	1,009,971	732,051	38%
Operating income (loss)	465,017	405,205	15%
Interest expense and amortization of deferred financing costs	(304,625)	(282,412)	8%
Gains (losses) on retirement of long-term obligations	(36,486)	(14,586)
Interest income	625	736
Other income (expense)	(122)	(3,326)
Income (loss) before income taxes	124,409	105,617
Benefit (provision) for income taxes	(54,295)	61,737
Net income (loss)	70,114	167,354
Less: Net income (loss) attributable to the noncontrolling interest	2,293	1,310
Net income (loss) attributable to CCIC stockholders	$67,821	$166,044
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Second Quarter 2013 and 2012. Our consolidated results of operations for the second quarter of 2013 and 2012, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 93% and 97% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments"). The NextG acquisition and T-Mobile acquisition impacted our consolidated results of operations from the second quarter of 2012 to the second quarter of 2013 by (1) increasing consolidated net revenues by $75.5 million and (2) reducing net income by $7.6 million (exclusive of the interest expense associated with the financing to fund each of these acquisitions).
First Half 2013 and 2012. Our consolidated results of operations for the first half of 2013 and 2012, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 88% and 97% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments"). The WCP acquisition, NextG acquisition and T-Mobile acquisition impacted our consolidated results of operations from the second quarter of 2012 to the second quarter of 2013 by (1) increasing consolidated net revenues by $195.5 million and (2) reducing net income by $6.6 million (inclusive of the impact of debt assumed in the WCP acquisition, but exclusive of the interest expense associated with the financing to fund each of these acquisitions).
Comparison of Operating Segments
Our reportable operating segments for the second quarter of 2013 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.

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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 10 to our condensed consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 10 to our condensed consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—Second Quarter 2013 and 2012
Net revenues for the second quarter of 2013 increased by $146.8 million, or 27%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $95.8 million, or 20%, and (2) network services and other revenues of $51.0 million, or 82%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Site rental gross margins for the second quarter of 2013 increased by $49.7 million, or 14%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 20% increase in site rental revenues. Site rental gross margins for the second quarter of 2013 increased primarily as a result of acquisitions. The $49.7 million incremental margin represents 52% of the related increase in site rental revenues, inclusive of the impact of acquisitions.
Network services and other gross margin increased by $21.8 million, or 87%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2013 increased by $7.7 million, or approximately 18%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the second quarter of 2013 and the second quarter of 2012. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the second quarter of 2013 increased by $65.1 million, or 18%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and our acquisitions.
Depreciation, amortization and accretion for the second quarter of 2013 increased by $38.5 million, or 27%, from the same period in the prior year predominately as a result of the fixed asset and intangible asset additions related to the NextG acquisition and T-Mobile acquisition consummated in April 2012 and November 2012, respectively.

Interest expense and amortization of deferred financing costs decreased $4.7 million, or 3%, from the second quarter of 2012 to the second quarter of 2013, as a result of our refinancings during 2012 and 2013 partially offset by additional borrowings to fund acquisitions during 2012. During the full year 2012, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for the WCP acquisition, NextG acquisition and T-Mobile acquisition, (3) the refinancing of certain of our debt and (4) the extension of our debt maturities. During 2013, we redeemed and repaid the remaining outstanding

7.75% secured notes and 9% senior notes. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 6 to our consolidated financial statements in the 2012 Form 10-K.
The benefit (provision) for income taxes for the second quarter of 2013 was a provision of $34.3 million, compared to a benefit of $68.9 million for the second quarter of 2012. For the second quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  For the second quarter of 2012, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance, including the reversal of a total of $70.1 million of federal and $20.0 million of state valuation allowances to our benefit (provision) for income taxes. See also note 9 to our 2012 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2013 was net income of $48.7 million compared to net income of $112.0 million for the second quarter of 2012. The change in net income was predominately due to (1) a change in our benefit (provision) for income taxes, partially offset by (2) growth in our site rental and network service gross margins.
CCUSA—First Half 2013 and 2012
Net revenues for the first half of 2013 increased by $330.9 million, or 31%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $209.0 million, or 22%, and (2) network services and other revenues of $121.9 million, or 112%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Site rental gross margins for the first half of 2013 increased by $109.2 million, or 15%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 22% increase in site rental revenues. Site rental gross margins for the first half of 2013 increased primarily as a result of acquisitions. The $109.2 million incremental margin represents 52% of the related increase in site rental revenues, inclusive of the impact of acquisitions.
Network services and other gross margin increased by $47.7 million, or 105%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first half of 2013 increased by $16.6 million, or approximately 19%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the first half of 2013 and the first half of 2012. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the first half of 2013 increased by $143.9 million, or 20%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and our acquisitions.
Depreciation, amortization and accretion for the first half of 2013 increased by $86.0 million, or 31%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG acquisition and T-Mobile acquisition consummated in April 2012 and November 2012, respectively.

Interest expense and amortization of deferred financing costs increased $22.2 million, or 8%, from the first half of 2012 to the first half of 2013, as a result of our refinancings during 2012 and 2013 partially offset by additional borrowings to fund acquisitions during 2012. During full year 2012, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for the WCP acquisition, NextG acquisition and T-Mobile acquisition, (3) the refinancing of certain of our debt and (4) the extension of our debt maturities. During the first half of 2013, we redeemed and repaid the remaining outstanding 7.75% secured notes and 9% senior notes. As a result of repurchasing and redeeming certain of our debt during the first half of 2013 and the first half of 2012, we incurred losses of $36.5 million and $14.6 million, respectively. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 6 to our consolidated financial statements in the 2012 Form 10-K.
The benefit (provision) for income taxes for the first half of 2013 was a provision of $49.9 million, compared to a benefit of $62.7 million for the first half of 2012. For the first half of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  For the first half of 2012, the effective tax rate differs from the federal statutory rate predominately due to the reversal of federal and state deferred tax valuation allowances, including the reversal of a total of $70.1 million of federal and $20.0 million of state valuation allowances to our benefit (provision) for income taxes. See also note 9 to our 2012 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the first half of 2013 was net income of $59.7 million compared to net income of $160.3 million for the first half of 2012. The change in net income was predominately due to (1) a change in our benefit (provision) for income taxes, (2) the net impact of our financing activities, partially offset by (3) growth in our site rental and network service gross margins.
CCAL—Second Quarter 2013 and 2012
The increases and decreases between the second quarter of 2013 and the second quarter of 2012 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the second quarter of 2013 was approximately 0.99, a decrease of 2% from approximately 1.01 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the second quarter of 2013 increased by $2.6 million, or 7%, from the same period in the prior year. Site rental revenues for the second quarter of 2013 increased by $3.4 million, or 12%, from the same period in the prior year. Site rental revenues were impacted by various factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, exchange rates, and cancellations of customer contracts.
Site rental gross margins increased by $2.2 million, or 10%, for the second quarter of 2013, from $21.3 million, for the second quarter of 2012. Adjusted EBITDA for the second quarter of 2013 increased by $0.7 million, or 4%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2013 was net income of $3.6 million, compared to net income of $4.0 million for the second quarter of 2012.
CCAL—First Half 2013 and 2012
The increases and decreases between the first half of 2013 and the first half of 2012 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first half of 2013 was approximately 1.02, a decrease of 2% from approximately 1.03 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first half of 2013 increased by $6.9 million, or 9%, from the same period in the prior year. Site rental revenues for the first half of 2013 increased by $8.2 million, or 14%, from the same period in the prior year. Site rental revenues were impacted by various factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, exchange rates, and cancellations of customer contracts.
Site rental gross margins increased by $5.8 million, or 14%, for the first half of 2013, from $41.8 million, for the first half of 2012. Adjusted EBITDA for the first half of 2013 increased by $2.7 million, or 8%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first half of 2013 was net income of $8.2 million, compared to net income of $5.7 million for the first half of 2012. The increase in net income was primarily driven by the growth in the site rental business.

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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for periods of time.  As a result of our financing and investing transactions during 2012, including the T-Mobile acquisition, our CCIC consolidated leverage ratio (see "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants") is 6.2 times at June 30, 2013. This current CCIC consolidated leverage ratio is below our restrictive covenant of 7.0 times.
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
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We have approximately $2.7 billion of federal net operating losses to offset future taxable income. We expect to utilize our federal net operating losses between now and 2017 based on current taxable income projections. We evaluate our options with respect to appropriately managing our tax position on an on-going basis. These options may include a potential conversion to a REIT, which we are exploring and which would require the payment of dividends on our common stock. If we were to convert to a REIT, we expect that certain subsidiaries may be treated as taxable REIT subsidiaries and would continue to be subject to corporate income taxes.
Liquidity Position.    The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2013
(In thousands of dollars)
Cash and cash equivalents(a)	$126,886
Undrawn revolving credit facility availability(b)	434,000
Debt and other long-term obligations	10,788,522
Total equity	2,924,894
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $97.0 million (principal payments) and (2) capital expenditures in excess of $500 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of June 30, 2013.

Summary Cash Flow Information

	Six Months Ended June 30,
	2013	2012	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$560,027	$324,342	$235,685
Investing activities	(275,456)	(1,357,825)	1,082,369
Financing activities	(596,097)	1,049,237	(1,645,334)
Effect of exchange rate changes on cash	(2,952)	301	(3,253)
Net increase (decrease) in cash and cash equivalents	$(314,478)	$16,055	$(330,533)
Operating Activities
The increase in net cash provided by operating activities for the first half of 2013 of $235.7 million, or 73%, from first half of 2012, was primarily due to growth in our core business, including through the aforementioned acquisitions that occurred in 2012. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures.

	Six Months Ended June 30,
	2013	2012	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$42,896	57,056	$(14,160)
Wireless infrastructure construction and improvements	194,965	91,115	103,850
Sustaining	16,959	11,526	5,433
Total	$254,820	$159,697	$95,123
Other than sustaining capital expenditures, which we expect to be approximately $36 million to $40 million for the year ended December 31, 2013, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $500 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2013, with approximately 40% of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation, and (3) changes in structural engineering regulations and our internal structural standards. Wireless infrastructure construction capital expenditures increased from the first six months of 2012 to the same period in 2013 primarily as a result of improvements to towers to accommodate new tenant additions, and to a lesser extent additional small cell network builds and improvements.

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
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of July 29, 2013, there was $1.1 billion outstanding under our revolving credit facility. During the six months ended June 30, 2013, we repaid a total of $255 million and borrowed $48 million under the 2012 Revolver. See also note 4 of our condensed consolidated financial statements, regarding the refinancing of our term loan B.
Debt Purchases and Repayments. See note 4 to our condensed consolidated financial statements for a summary of our debt purchases and repayments during the first half of 2013, including the gains (losses) on the redemption and repayment of the remaining 7.75% secured notes and the 9% senior notes. The redemption of the 7.75% secured notes was funded by the release of restricted cash.
Common Stock Activity.  As of June 30, 2013 and December 31, 2012, we had 292.7 million and 293.2 million common shares outstanding, respectively. During the first six months of 2013, we purchased 1.4 million shares of common stock at an average price of $69.56 per share utilizing $98.9 million in cash.
Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. Certain of our debt agreements contain ratios relating to financial maintenance, restrictive and cash trap reserve covenants. See our 2012 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants. There are no significant changes in the ratios since December 31, 2012.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2012 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2012 Form 10-K. The critical accounting policies and estimates for the first half of 2013 have not changed from the critical accounting policies for the year ended December 31, 2012, although certain additional disclosure is provided below.
Accounting for Acquisitions—Leases
With respect to business combinations that include towers that we lease and operate, such as the T-Mobile towers and the Sprint towers, we evaluate such agreements to determine treatment as capital or operating leases. The evaluation of such agreements for capital or operating lease treatment includes consideration of each of the lease classification criteria under ASC 840-10-25, namely (a) the transfer of ownership provisions, (b) the existence of bargain purchase options, (c) the length of the remaining lease term and (d) the present value of the minimum lease payments. With respect to the business combinations related to the T-Mobile towers and Sprint towers, the Company determined that the tower leases were capital leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). The Company determined that the fragmentation criteria was met and the tower leases could be accounted for as capital leases apart from the land leases, which are accounted for as operating leases, since (a) the fair value of the land in both business combinations was greater than 25% of the total fair value of the leased property at inception and (b) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2013
No accounting pronouncements adopted during the six months ended June 30, 2013 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2013 are expected to have a material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($10.8 billion and $11.6 billion outstanding at June 30, 2013 and December 31, 2012, respectively);

•	our $3.1 billion of floating rate debt at June 30, 2013; which represented approximately 29% of our total debt, as of both June 30, 2013 and as of December 31, 2012; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2013, we had $3.1 billion of floating rate debt, which included $1.6 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $4 million exclusive of the impact of the LIBOR floor.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2013. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 4 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2013	2014	2015	2016		2017		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$26,261	$51,731	$51,597	$49,310	(c)	$547,999	(c)(e)	$6,962,939	(c)	$7,689,837	(c)	$8,013,297
Average interest rate(b)(c)	4.8%	4.9%	4.9%	6.9%	(c)	2.8%	(c)	7.8%	(c)	7.4%	(c)

Variable rate	$20,400	$50,175	$62,675	$65,800		$1,386,800		$1,504,950		$3,090,800		$3,094,630
Average interest rate(d)	3.0%	3.0%	3.4%	4.4%		4.8%		6.3%		5.4%
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

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayments dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2012 Excess Cash Flow of the issuers was approximately $482 million. If the WCP Securitized Notes with a current face value of $287.5 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the Issuers of the WCP Securitized Notes. The WCP Securitized Notes are presented based on their contractual maturity dates in

2040. The full year 2012 Excess Cash Flow of Issuers of the WCP Securitized Notes was approximately $17 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)
The average variable interest rate is based on the currently observable forward rates. The 2012 Revolver and the Term Loan A bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. The Term Loan B bears interest at a per annum rate equal to LIBOR (with LIBOR subject to a floor of 75 basis points per annum) plus 2.25% to 2.5%, based on CCOC's total net leverage ratio.

(e)	Predominantly consists of a portion of the 2012 secured notes in an aggregate principal amount of $500 million of 2.381% secured notes due 2017.
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 5% of our operating income for the six months ended June 30, 2013. Over the past year, the Australian dollar has decreased approximately 10% in value compared to the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $13 million.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 8 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2012 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2013	—	$—	—	—
May 1 - May 31, 2013	3	73.67	—	—
June 1 - June 30, 2013	1,077	69.72	—	—
Total	1,080	$69.73	—	—
We paid $75.3 million in cash to effect these purchases, of which 1.1 million were purchased in the open market utilizing $75.0 million in cash (an average price of $69.72 per share).

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 6, 2013	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 6, 2013	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(c)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Crown Castle International Corp., effective May 24, 2013

	3.2	Composite Certificate of Incorporation of Crown Castle International Corp.

(a)	3.3	Composite By-laws of Crown Castle International Corp.

(b)	10.1
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

(d)	10.2	2013 Long Term Incentive Plan

(c)	10.3	Amendment to 2004 Stock Incentive Plan, as amended

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 24, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 28, 2013.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (File No. 001-16441) on April 8, 2013.