Form 10-Q
period 2013-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2013-11-08
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

1220 Augusta Drive, Suite 600, Houston, Texas 77057-2261 (Address of principal executives office) (Zip Code)
(713) 570-3000 (Registrant's telephone number, including area code)
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

Number of shares of common stock outstanding at November 1, 2013: 334,070,455

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, including the impact of the iDEN network decommissioning, customer consolidation or ownership changes, and demand for our towers and small cell networks, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants, (5) our intention to convert to a real estate investment trust ("REIT"), and the timing and impact thereof on our financial statements and our expected dividend policy, (6) the potential advantages, benefits and impact of, and opportunities created by, converting to a REIT, (7) our intention to pursue certain steps and corporate actions in connection with our potential REIT conversion, including our future inclusion of REIT-related ownership limitations and transfer restrictions related to our capital stock, (8) our expected dividend policy and the timing and the amount and growth of any dividends, (9) timing of the Proposed AT&T Transaction (as defined below) and (10) financing and funding of the Proposed AT&T Transaction.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,649	$441,364
Restricted cash	157,699	575,938
Receivables, net	236,211	192,833
Prepaid expenses	117,866	103,808
Deferred income tax assets	189,878	193,420
Other current assets	79,500	73,961
Total current assets	999,803	1,581,324
Deferred site rental receivables, net	1,031,966	864,819
Property and equipment, net of accumulated depreciation of $4,611,200 and $4,249,183, respectively	6,904,346	6,917,531
Goodwill	3,140,308	3,119,957
Other intangible assets, net	2,821,812	2,941,696
Deferred income tax assets	21,311	33,914
Long-term prepaid rent, deferred financing costs and other assets, net	648,026	629,468
Total assets	$15,567,572	$16,088,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,689	$115,999
Accrued interest	64,571	52,592
Deferred revenues	248,807	241,127
Other accrued liabilities	131,273	140,084
Current maturities of debt and other obligations	115,378	688,056
Total current liabilities	679,718	1,237,858
Debt and other long-term obligations	10,660,076	10,923,186
Deferred income tax liabilities	153,967	65,830
Below-market tenant leases, deferred ground lease payable and other liabilities	1,076,521	910,571
Total liabilities	12,570,282	13,137,445
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2013—292,675,430 and December 31, 2012—293,164,786	2,927	2,932
Additional paid-in capital	5,553,717	5,623,595
Accumulated other comprehensive income (loss)	(61,339)	(61,791)
Accumulated deficit	(2,512,333)	(2,625,990)
Total CCIC stockholders' equity	2,982,972	2,938,746
Noncontrolling interest	14,318	12,518
Total equity	2,997,290	2,951,264
Total liabilities and equity	$15,567,572	$16,088,709

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
Net revenues:
Site rental	$620,766	$538,761	$1,853,030	$1,553,878
Network services and other	128,211	82,576	370,935	204,715
Net revenues	748,977	621,337	2,223,965	1,758,593
Operating expenses:
Costs of operations(a):
Site rental	181,966	135,314	538,587	389,756
Network services and other	81,998	50,029	229,574	121,812
General and administrative	58,504	55,862	171,539	153,941
Asset write-down charges	3,893	1,560	10,705	8,250
Acquisition and integration costs	4,369	2,937	13,186	12,112
Depreciation, amortization and accretion	195,408	154,867	572,518	446,749
Total operating expenses	526,138	400,569	1,536,109	1,132,620
Operating income (loss)	222,839	220,768	687,856	625,973
Interest expense and amortization of deferred financing costs	(142,016)	(144,949)	(446,641)	(427,361)
Gains (losses) on retirement of long-term obligations	(1)	—	(36,487)	(14,586)
Interest income	236	291	861	1,027
Other income (expense)	(631)	(632)	(753)	(3,958)
Income (loss) before income taxes	80,427	75,478	204,836	181,095
Benefit (provision) for income taxes	(33,959)	(32,300)	(88,254)	29,437
Net income (loss)	46,468	43,178	116,582	210,532
Less: Net income (loss) attributable to the noncontrolling interest	632	1,133	2,925	2,443
Net income (loss) attributable to CCIC stockholders	45,836	42,045	113,657	208,089
Dividends on preferred stock	—	—	—	(2,629)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$45,836	$42,045	$113,657	$205,460
Net income (loss)	$46,468	$43,178	$116,582	$210,532
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $5,678, $5,705, $17,054, and $11,415, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	10,544	10,594	31,671	37,541
Foreign currency translation adjustments	5,874	6,876	(32,344)	7,120
Total other comprehensive income (loss)	16,418	17,470	(673)	44,661
Comprehensive income (loss)	62,886	60,648	115,909	255,193
Less: Comprehensive income (loss) attributable to the noncontrolling interest	898	1,171	1,800	1,741
Comprehensive income (loss) attributable to CCIC stockholders	$61,988	$59,477	$114,109	$253,452
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.16	$0.14	$0.39	$0.71
Diluted	$0.16	$0.14	$0.39	$0.71
Weighted-average common shares outstanding (in thousands):
Basic	290,372	290,762	290,900	288,775
Diluted	291,378	292,098	292,043	290,527
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$116,582	$210,532
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	572,518	446,749
Gains (losses) on retirement of long-term obligations	36,487	14,586
Amortization of deferred financing costs and other non-cash interest	78,241	74,269
Stock-based compensation expense	29,334	33,573
Asset write-down charges	10,705	8,250
Deferred income tax benefit (provision)	80,999	(35,140)
Other adjustments	2,167	13
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	11,979	(11,525)
Increase (decrease) in accounts payable	8,279	(494)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	127,463	31,230
Decrease (increase) in receivables	(45,689)	(44,213)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(190,199)	(203,372)
Net cash provided by (used for) operating activities	838,866	524,458
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(55,131)	(1,236,238)
Capital expenditures	(385,482)	(283,386)
Other investing activities, net	7,601	1,244
Net cash provided by (used for) investing activities	(433,012)	(1,518,380)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	830,941	2,100,000
Proceeds from issuance of capital stock	—	239
Principal payments on debt and other long-term obligations	(77,986)	(59,579)
Purchases and redemptions of long-term debt	(675,481)	(699,486)
Purchases of capital stock	(99,217)	(35,984)
Borrowings under revolving credit facility	94,000	—
Payments under revolving credit facility	(1,092,000)	(251,000)
Payments for financing costs	(20,753)	(40,255)
Net (increase) decrease in restricted cash	415,498	19,533
Dividends on preferred stock	—	(2,481)
Net cash provided by (used for) financing activities	(624,998)	1,030,987
Effect of exchange rate changes on cash	(3,571)	1,718
Net increase (decrease) in cash and cash equivalents	(222,715)	38,783
Cash and cash equivalents at beginning of period	441,364	80,120
Cash and cash equivalents at end of period	$218,649	$118,903

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2013	—	$—	292,685,462	$2,927	$5,544,205	$65,298	$(142,789)	$(2,558,169)	$13,420	$2,924,892
Stock-based compensation related activity, net of forfeitures	—	—	(5,001)	—	9,862	—	—	—	—	9,862
Purchases and retirement of capital stock	—	—	(5,031)	—	(350)	—	—	—	—	(350)
Other comprehensive income (loss)(a)	—	—	—	—	—	5,608	10,544	—	266	16,418
Net income (loss)	—	—	—	—	—	—	—	45,836	632	46,468
Balance, September 30, 2013	—	$—	292,675,430	$2,927	$5,553,717	$70,906	$(132,245)	$(2,512,333)	$14,318	$2,997,290

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, July 1, 2012	—	$—	293,038,013	$2,930	$5,599,106	$96,028	$(185,093)	$(2,648,530)	$1,557	$2,865,998
Stock-based compensation related activity, net of forfeitures	—	—	127,860	2	16,468	—	—	—	—	16,470
Purchases and retirement of capital stock	—	—	(4,804)	—	(311)	—	—	—	—	(311)
Other comprehensive income (loss)(a)	—	—	—	—	—	6,838	10,594	—	38	17,470
Disposition of noncontrolling interest	—	—	—	—	—	—		—	—	—
Net income (loss)	—	—	—	—	—	—	—	42,045	1,133	43,178
Balance, September 30, 2012	—	$—	293,161,069	$2,932	$5,615,263	$102,866	$(174,499)	$(2,606,485)	$2,728	$2,942,805
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	—	$—	293,164,786	$2,932	$5,623,595	$102,125	$(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	—	—	936,946	9	29,325	—	—	—	—	29,334
Purchases and retirement of capital stock	—	—	(1,426,302)	(14)	(99,203)	—	—	—	—	(99,217)
Other comprehensive income (loss)(a)	—	—	—	—	—	(31,219)	31,671	—	(1,125)	(673)
Net income (loss)	—	—	—	—	—	—	—	113,657	2,925	116,582
Balance, September 30, 2013	—	$—	292,675,430	$2,927	$5,553,717	$70,906	$(132,245)	$(2,512,333)	$14,318	$2,997,290

			CCIC Stockholders
	Redeemable Convertible Preferred Stock		Common Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2012	6,111,000	$305,032	284,449,372	$2,844	$5,312,342	$95,044	$(212,040)	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	1,124,969	12	33,801	—	—	—	—	33,813
Purchases and retirement of capital stock	—	—	(699,177)	(7)	(35,977)	—	—	—	—	(35,984)
Conversion of redeemable preferred stock into common stock	(6,111,000)	(305,180)	8,285,905	83	305,097	—	—	—	—	305,180
Other comprehensive income (loss)(a)	—	—	—	—	—	7,822	37,541	—	(702)	44,661
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	—	208,089	2,443	210,532
Balance, September 30, 2012	—	$—	293,161,069	$2,932	$5,615,263	$102,866	$(174,499)	$(2,606,485)	$2,728	$2,942,805
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) DAS, a type of small cell network, and (3) third party land interests. The Company conducts operations through subsidiaries of CCOC, including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its approximately 31,600 towers (of which approximately 29,900 towers are in CCUSA and approximately 1,700 towers are in CCAL) and, to a lesser extent, to (2) its small cell networks, and (3) third party land interests, to wireless communication companies via long-term contracts in various forms. As further discussed in the 2012 Form 10-K, approximately 12,700 of the Company's towers are leased or operated under master leases and subleases. See also note 13 for a description of the Proposed AT&T Transaction (as defined below).
As part of CCUSA's efforts to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) customer equipment installation and subsequent augmentation (collectively, "installation services") and (2) the following additional site development services relating to existing and new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning and permitting, other construction and network development related services.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at September 30, 2013, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
New Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

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
The purchase price and the purchase price allocation for the T-Mobile Acquisition is not finalized as of September 30, 2013. As such, the preliminary purchase price allocation presented below is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, deferred taxes and certain liabilities. The principal changes in the preliminary purchase price allocation between December 31, 2012 and September 30, 2013 relate to (1) a $37.8 million increase in property and equipment, (2) a $45.0 million increase to the above-market lease deferred credit and (3) a corresponding increase in goodwill. The effect of the change in the preliminary purchase price allocation on the Company's Statement of Operations and Comprehensive Income (Loss) is immaterial to the periods presented. The preliminary purchase price allocation for the T-Mobile Acquisition, as of September 30, 2013, is shown below.

Preliminary Purchase Price Allocation
Presented September 30, 2013
Current assets	$17,854
Property and equipment	1,497,204
Goodwill(a)	432,148
Other intangible assets, net	407,000
Deferred income tax assets	207,929
Below-market tenant leases and other non-current liabilities(b)	(76,349)
Net assets acquired	$2,485,786

(a)
The preliminary purchase price allocation for the T-Mobile Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunities in the tower portfolio. $371.3 million of the goodwill balance recorded is not expected to be deductible for tax purposes.

(b)	Inclusive of above-market leases for land interests under the Company's towers.
Unaudited Pro Forma Operating Results
The unaudited pro forma condensed consolidated results of operations combine the historical results of the Company, along with the historical results of the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition (collectively, "2012 Acquisitions") for the period presented below. The following table presents the unaudited pro forma condensed consolidated results of operations of the Company for the period presented as if each acquisition was completed as of January 1, 2011. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Nine Months Ended September 30, 2012
Net revenues	$1,997,824	(a)
Net income (loss)	$197,262	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.67
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.66

(a)
Amounts are inclusive of pro forma adjustments to increase net revenues of $197.2 million that we expect to recognize related to the T-Mobile towers, inclusive of T-Mobile's contracted lease of space on the towers acquired in the T-Mobile Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(b)
Amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $107.5 million related to property and equipment and intangibles recorded as a result of the combined effect of the 2012 Acquisitions.

(c)	The pro forma adjustments are tax effected using the federal statutory rate and no adjustment was made with respect to the Company's reversal of valuation allowance.
See also note 13 for a description of the Proposed AT&T Transaction.

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of September 30, 2013		Outstanding Balance as of December 31, 2012	Stated Interest Rate as of September 30, 2013(a)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Jan. 2017	(b)	255,000	(b)	1,253,000	2.7%	(c)
Tranche A Term Loans	Jan. 2012	Jan. 2017		462,500		481,250	2.7%	(c)
Tranche B Term Loans(d)	Jan. 2012	Jan. 2019		2,370,100		1,584,000	3.3%	(d)
Total bank debt				3,087,600		3,318,250
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(e)	1,900,000		1,900,000	5.8%	(e)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(e)	1,550,000		1,550,000	4.5%	(e)
2009 Securitized Notes	July 2009	2019/2029	(f)	184,474		198,463	7.3%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(g)	291,514	(g)	307,739	5.6%
Total securitized debt				3,925,988		3,956,202
Bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		—		304,718	N/A
7.75% Secured Notes	Apr. 2009	May 2017		—		291,394	N/A
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,275		498,110	7.1%
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,650,000	5.3%
2012 Senior Notes	Dec. 2012	2017/2023	(h)	1,500,000		1,500,000	3.4%
Total bonds				3,648,245		4,244,222
Other:
Capital leases and other obligations	Various	Various		113,621		92,568	Various
Total debt and other obligations				10,775,454		11,611,242
Less: current maturities and short-term debt and other current obligations				115,378		688,056
Non-current portion of long-term debt and other long-term obligations				$10,660,076		$10,923,186
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of September 30, 2013, the undrawn availability under the $1.5 billion 2012 Revolver is $1.2 billion.

(c)	The 2012 Revolver and the Tranche A Term Loans bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio.

(d)
The Tranche B Term Loans, including the Incremental Loans (defined below), bear interest at a per annum rate equal to LIBOR plus 2.25% to 2.5% (with LIBOR subject to a floor of 0.75% per annum), based on CCOC's total net leverage ratio. In April 2013, the Company refinanced the then outstanding Tranche B Term Loans with new loans pursuant to our existing credit agreement in an aggregate principal amount of $1.6 billion. In August 2013, the Company borrowed $800.0 million of incremental tranche B loans ("Incremental Loans"). The proceeds of the Incremental Loans were used to repay a portion of the 2012 Revolver.

(e)
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

(f)
The 2009 Securitized Notes consist of $114.5 million of principal as of September 30, 2013 that amortizes through 2019, and $70.0 million of principal as of September 30, 2013 that amortizes during the period beginning in 2019 and ending in 2029.

(g)
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(h)	The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at September 30, 2013. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Three Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2013	2014	2015	2016	2017	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$26,632	$113,545	$125,405	$123,897	$1,146,074	$9,232,987	$10,768,540	$6,914	$10,775,454
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Principal Amount	Cash Paid(a)	Gains (Losses)(c)
9% Senior Notes	314,170	332,045	(17,894)
7.75% Secured Notes(b)	294,362	312,465	(18,103)
5.25% Senior Notes	30	30	—
Tranche B Term Loans	30,941	30,941	(490)
Total	$639,503	$675,481	$(36,487)
________________

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses predominantly relate to cash losses, including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense on debt obligations	$121,246	$119,460	$368,400	$353,702
Amortization of deferred financing costs	5,366	5,293	19,426	15,383
Amortization of adjustments on long-term debt	(971)	3,235	9,500	9,959
Amortization of interest rate swaps(a)	16,222	16,300	48,726	48,957
Other, net of capitalized interest	153	661	589	(640)
Total	$142,016	$144,949	$446,641	$427,361

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Income Taxes
For the nine months ended September 30, 2013, the Company's effective rate differed from the federal statutory rate predominately due to state taxes of $21.7 million, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  As further discussed in our 2012 Form 10-K, for the nine months ended September 30, 2012, the Company's effective tax rate differed from the federal statutory rate predominately due to its reversal of a total of $70.1 million of federal and $20.0 million of state valuation allowances to the benefit (provision) for income taxes.
In September 2013, the Company announced that it was commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. The Company expects to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014.
After conversion into a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its net taxable income to its stockholders. As a REIT, the Company will also subject to a number of other organizational and operational requirements. In connection with the Company's anticipated conversion from a taxable C corporation into a REIT, the Company would expect to de-recognize its previously recorded U.S. federal and state deferred tax assets and liabilities related to the entities included in the REIT, because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. In such cases, the Company would continue to record deferred taxes for certain of its subsidiaries ("TRSs"), including its foreign subsidiaries and other taxable REIT subsidiaries. As a result of the expected de-recognition of the aforementioned deferred tax assets and liabilities related to the entities included in the REIT, the Company would also then expect to record a corresponding net non-cash income tax charge of approximately $130 million to $160 million in a future period in conjunction with the anticipated REIT conversion. The de-recognition of the deferred tax assets and liabilities would be recorded if and when the Company has completed all necessary actions to qualify as a REIT and has obtained final approval from the Company's board of directors.

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$218,649	$218,649	$441,364	$441,364
Restricted cash, current and non-current	1	162,699	162,699	580,938	580,938
Liabilities:
Long-term debt and other obligations	2	10,775,454	10,881,293	11,611,242	12,438,032
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to CCIC stockholders	$45,836	$42,045	$113,657	$208,089
Dividends on preferred stock	—	—	—	(2,629)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$45,836	$42,045	$113,657	$205,460
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	290,372	290,762	290,900	288,775
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	1,006	1,336	1,143	1,752
Diluted weighted-average number of common shares outstanding	291,378	292,098	292,043	290,527
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.16	$0.14	$0.39	$0.71
Diluted	$0.16	$0.14	$0.39	$0.71
For the three and nine months ended September 30, 2013, 0.6 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that September 30, 2013 was the end of the contingency period.
See also note 13 for a description of our October Equity Financings (as defined below) as well as the announcement of our expectation to initiate a dividend on shares of our Common Stock (as defined below), subject to the successful completion and financing of the Proposed AT&T Transaction.

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
See also note 13 for a description of the Proposed AT&T Transaction.

9.	Equity
Purchases of the Company's Common Stock
For the nine months ended September 30, 2013, the Company purchased 1.4 million shares of Common Stock utilizing $99.2 million in cash.
See also note 13 for a description of our October Equity Financings, as well as our announcement of an expected dividend on shares of our Common Stock.

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

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$589,415	$31,351	$—	$620,766	$507,247	$31,514	$—	$538,761
Network services and other	122,063	6,148	—	128,211	78,287	4,289	—	82,576
Net revenues	711,478	37,499	—	748,977	585,534	35,803	—	621,337
Operating expenses:
Costs of operations:(a)
Site rental	172,791	9,175	—	181,966	126,059	9,255	—	135,314
Network services and other	77,929	4,069	—	81,998	46,592	3,437	—	50,029
General and administrative	52,312	6,192	—	58,504	50,461	5,401	—	55,862
Asset write-down charges	3,022	871	—	3,893	1,518	42	—	1,560
Acquisition and integration costs	4,243	126	—	4,369	2,937	—	—	2,937
Depreciation, amortization and accretion	186,521	8,887	—	195,408	147,186	7,681	—	154,867
Total operating expenses	496,818	29,320	—	526,138	374,753	25,816	—	400,569
Operating income (loss)	214,660	8,179	—	222,839	210,781	9,987	—	220,768
Interest expense and amortization of deferred financing costs	(142,016)	(3,949)	3,949	(142,016)	(144,949)	(4,478)	4,478	(144,949)
Gains (losses) on retirement of long-term obligations	(1)	—	—	(1)	—	—	—	—
Interest income	144	92	—	236	210	81	—	291
Other income (expense)	3,295	23	(3,949)	(631)	3,825	21	(4,478)	(632)
Benefit (provision) for income taxes	(32,538)	(1,421)	—	(33,959)	(31,864)	(436)	—	(32,300)
Net income (loss)	43,544	2,924	—	46,468	38,003	5,175	—	43,178
Less: Net income (loss) attributable to the noncontrolling interest	—	632	—	632	—	1,133	—	1,133
Net income (loss) attributable to CCIC stockholders	$43,544	$2,292	$—	$45,836	$38,003	$4,042	$—	$42,045
Capital expenditures	$125,941	$4,722	$—	$130,663	$117,830	$5,860	$—	$123,690
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,754,266	$98,764	$—	$1,853,030	$1,463,126	$90,752	$—	$1,553,878
Network services and other	352,982	17,953	—	370,935	187,304	17,411	—	204,715
Net revenues	2,107,248	116,717	—	2,223,965	1,650,430	108,163	—	1,758,593
Operating expenses:
Costs of operations:(a)
Site rental	509,617	28,970	—	538,587	363,066	26,690	—	389,756
Network services and other	215,812	13,762	—	229,574	110,240	11,572	—	121,812
General and administrative	154,098	17,441	—	171,539	135,655	18,286	—	153,941
Asset write-down charges	9,633	1,072	—	10,705	8,197	53	—	8,250
Acquisition and integration costs	12,875	311	—	13,186	12,058	54	—	12,112
Depreciation, amortization and accretion	548,951	23,567	—	572,518	423,620	23,129	—	446,749
Total operating expenses	1,450,986	85,123	—	1,536,109	1,052,836	79,784	—	1,132,620
Operating income (loss)	656,262	31,594	—	687,856	597,594	28,379	—	625,973
Interest expense and amortization of deferred financing costs	(446,641)	(12,710)	12,710	(446,641)	(427,349)	(14,815)	14,803	(427,361)
Gains (losses) on retirement of long-term obligations	(36,487)	—	—	(36,487)	(14,586)	—	—	(14,586)
Interest income	592	269	—	861	665	362	—	1,027
Other income (expense)	11,922	35	(12,710)	(753)	10,869	(24)	(14,803)	(3,958)
Benefit (provision) for income taxes	(82,455)	(5,799)	—	(88,254)	30,883	(1,446)	—	29,437
Net income (loss)	103,193	13,389	—	116,582	198,076	12,456	—	210,532
Less: Net income (loss) attributable to the noncontrolling interest	—	2,925	—	2,925	(268)	2,711	—	2,443
Net income (loss) attributable to CCIC stockholders	$103,193	$10,464	$—	$113,657	$198,344	$9,745	$—	$208,089
Capital expenditures	$373,653	$11,829	$—	$385,482	$268,730	$14,656	$—	$283,386
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$43,544	$2,924	$—	$46,468	$38,003	$5,175	$—	$43,178
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,022	871	—	3,893	1,518	42	—	1,560
Acquisition and integration costs	4,243	126	—	4,369	2,937	—	—	2,937
Depreciation, amortization and accretion	186,521	8,887	—	195,408	147,186	7,681	—	154,867
Amortization of prepaid lease purchase price adjustments	3,870	—	—	3,870	3,858	—	—	3,858
Interest expense and amortization of deferred financing costs	142,016	3,949	(3,949)	142,016	144,949	4,478	(4,478)	144,949
Gains (losses) on retirement of long-term obligations	1	—	—	1	—	—	—	—
Interest income	(144)	(92)	—	(236)	(210)	(81)	—	(291)
Other income (expense)	(3,295)	(23)	3,949	631	(3,825)	(21)	4,478	632
Benefit (provision) for income taxes	32,538	1,421	—	33,959	31,864	436	—	32,300
Stock-based compensation expense	9,862	316	—	10,178	16,308	(126)	—	16,182
Adjusted EBITDA	$422,178	$18,379	$—	$440,557	$382,588	$17,584	$—	$400,172

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$103,193	$13,389	$—	$116,582	$198,076	$12,456	$—	$210,532
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	9,633	1,072	—	10,705	8,197	53	—	8,250
Acquisition and integration costs	12,875	311	—	13,186	12,058	54	—	12,112
Depreciation, amortization and accretion	548,951	23,567	—	572,518	423,620	23,129	—	446,749
Amortization of prepaid lease purchase price adjustments	11,595	—	—	11,595	10,301	—	—	10,301
Interest expense and amortization of deferred financing costs	446,641	12,710	(12,710)	446,641	427,349	14,815	(14,803)	427,361
Gains (losses) on retirement of long-term obligations	36,487	—	—	36,487	14,586	—	—	14,586
Interest income	(592)	(269)	—	(861)	(665)	(362)	—	(1,027)
Other income (expense)	(11,922)	(35)	12,710	753	(10,869)	24	14,803	3,958
Benefit (provision) for income taxes	82,455	5,799	—	88,254	(30,883)	1,446	—	(29,437)
Stock-based compensation expense	29,335	550	—	29,885	33,413	1,951	—	35,364
Adjusted EBITDA	$1,268,651	$57,094	$—	$1,325,745	$1,085,183	$53,566	$—	$1,138,749

11.	Concentration of Credit Risk
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to our CCUSA segment). The following table is after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless.

	Nine Months Ended September 30,
	2013	2012
Sprint(a)	28%	26%
T-Mobile(b)	23%	14%
AT&T(c)	22%	23%
Verizon Wireless	16%	18%
Total	89%	81%
________________

(a)
For the nine months ended September 30, 2013, Sprint and Clearwire accounted for 25% and 3%, respectively, of consolidated net revenues. As of September 30, 2013, Sprint and Clearwire are co-residents on approximately 2,700 towers. The weighted-average remaining term on these tower tenant contracts with Sprint and Clearwire is approximately seven years and three years, respectively. Revenue from Clearwire on these 2,700 towers represented approximately 2% of consolidated site rental revenues for the nine months ended September 30, 2013.

(b)
For the nine months ended September 30, 2013, T-Mobile and MetroPCS accounted for 17% and 6%, respectively, of consolidated net revenues. As of September 30, 2013, T-Mobile and MetroPCS are co-residents on approximately 1,400 towers. The weighted-average remaining term on these tower tenant contracts with T-Mobile and MetroPCS is approximately nine years and five years, respectively. Revenue from MetroPCS on these 1,400 towers represented approximately 2% of consolidated site rental revenues for the nine months ended September 30, 2013.

(c)
For the nine months ended September 30, 2013, AT&T and Leap Wireless accounted for 19% and 3%, respectively, of consolidated net revenues. As of September 30, 2013, AT&T and Leap Wireless are co-residents on approximately 1,300 towers. The weighted-average remaining term on these tower tenant contracts with AT&T and Leap Wireless is approximately 10 years and four years, respectively. Revenue from Leap Wireless on these 1,300 towers represented approximately 1% of consolidated site rental revenues for the nine months ended September 30, 2013.

See also note 13 for a description of the Proposed AT&T Transaction.

12.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$356,421	$364,507
Income taxes paid	12,769	3,092
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in liabilities for purchases of property and equipment	28,549	21,139
Conversion of redeemable convertible preferred stock	—	305,180

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Subsequent Events
Proposed AT&T Transaction
During October 2013, the Company entered into a definitive agreement with AT&T pursuant to which the Company will acquire rights to approximately 9,700 AT&T towers for $4.85 billion in cash at closing (subject to certain limited adjustments).("Proposed AT&T Transaction"). Pursuant to the Proposed AT&T Transaction, the Company (1) will have the exclusive right to lease or sublease, or the exclusive right to operate and manage approximately 9,060 of the AT&T towers ("MPL Towers") pursuant to a prepaid lease agreement for a weighted average term of approximately 28 years and (2) will purchase approximately 640 towers from AT&T. In addition, the Company will have the option to purchase the leased towers at the end of the respective lease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be between 2032 and 2048. The Proposed AT&T Transaction is expected to close in the fourth quarter of 2013. The Company expects to fund the purchase price with cash on hand, proceeds from the October Equity Financings, discussed further below, and other debt financing, including additional borrowings under its revolving credit facility. Based on preliminary unaudited financial information for the AT&T towers currently anticipated to be included as part of the Proposed AT&T Transaction, we estimate that, based upon annualization of financial information for the month ended June 30, 2013, these AT&T towers generate annual third-party cash site rental revenues of approximately $163 million and incur annual cash ground lease expense of approximately $142 million. In addition, the Company expects to receive approximately $221 million in initial annual cash rental revenues from AT&T. The Company believes the Proposed AT&T Transaction will result in the recognition of a significant amount of goodwill as a result of paying a purchase price that assumes the tower portfolio contains growth potential.
Common Stock and Preferred Stock Offering
On October 28, 2013, the Company completed an offering of approximately 41.4 million shares of the Company's common stock, par value $0.01 per share ("Common Stock"), which generated net proceeds of approximately $3.0 billion.
On October 28, 2013, the Company completed an offering of approximately 9.8 million shares of the Company's 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Mandatory Convertible Preferred Stock"), which generated net proceeds of approximately $949.6 million. The holders of the 4.50% Mandatory Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 4.50% per annum payable on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2014, and to, and including, November 1, 2016. The dividends may be paid in cash or, subject to certain limitations, shares of Common Stock or any combination of cash and shares of Common Stock.
Unless converted earlier, each outstanding share of the 4.50% Mandatory Convertible Preferred Stock will automatically convert on November 1, 2016 into between 1.0811 and 1.3513 shares of Common Stock, depending on the applicable market value of the Common Stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the 4.50% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into Common Stock at the minimum conversion rate of 1.0811, subject to certain anti-dilution adjustments.
The Common Stock and 4.50% Mandatory Convertible Preferred Stock offerings in October 2013 are collectively referred to herein as the "October Equity Financings."
The Company expects to use the proceeds from the October Equity Financings to partially fund the Proposed AT&T Transaction. If for any reason the Proposed AT&T Transaction does not close or closes with respect to a reduced number of towers or for reduced consideration, then the Company expects to use any remaining net proceeds from the October Equity Financings for general corporate purposes. The net proceeds from the October Equity Financings are currently held in cash and prime money market investments.
Announcement of Plan to Initiate Common Stock Dividend
On October 21, 2013, the Company announced its expectation, subject to the successful completion and financing of the Proposed AT&T Transaction, to initiate a quarterly dividend on shares of Common Stock of $0.35 per share beginning in the first quarter of 2014. The declaration, amount and payment of dividends, pursuant to the Company's Common Stock dividend policy, are subject to the final determination of the Company's board of directors based on then-current and anticipated future conditions, including earnings, net cash provided by operating activities, capital requirements, financial condition, relative market capitalization, existing federal net operating losses and other factors deemed relevant by the Company's board of directors.

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

General Overview
Overview
We own, operate or lease shared wireless infrastructure, including: (1) towers, (2) distributed antenna systems, a type of small cell network, and (3) third party land interests. Our core business is providing access, including space or capacity, to our towers, and to a lesser extent, to our small cell networks and third party land interests via long-term contracts in various forms. Site rental revenues represented 83% of our third quarter 2013 consolidated net revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2012 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our wireless infrastructure portfolio.
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2013.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding coverage and capacity and (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
Our site rental revenues grew $299.2 million, or 19%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Our site rental revenue growth during the nine months ended September 30, 2013 was impacted by:

▪	Our 2012 Acquisitions ("Item 2. MD&A—Consolidated Results of Operations" and note 3 in our 2012 Form 10-K).

▪
The fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain LTE upgrades. We have done so by increasing the future contracted revenue above that of a typical escalation over a period of time, typically a three to four year period. As a result, for any given period, the increase in cash revenue may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition.

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

◦
Sprint, T-Mobile, AT&T and Verizon Wireless accounted for 89% and 87% of consolidated revenues and site rental revenues, respectively, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless. See "Item 1A. Risk Factors" of our 2012 Form 10-K and note 11 to our condensed consolidated financial statements.

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

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were approximately 1% percent of net revenues.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $838.9 million.

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

•	Capital allocated to drive long-term total stockholder value (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
Historical discretionary investments include (in no particular order): purchasing our Common Stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying or redeeming our debt.

◦	Discretionary investments included:

▪	The purchase of 1.4 million shares of our Common Stock for $99.2 million.

▪
Discretionary capital expenditures of $358.3 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

▪
In April 2013, we refinanced all of the outstanding Tranche B Term Loans, which effectively lowered the interest rate margin by 75 basis points. See note 4 to our condensed consolidated financial statements.

▪	In January 2013, we completed the repurchase and redemption of all the outstanding 9% Senior Notes and 7.75% Secured Notes.

The following are certain highlights of our full year 2013 and 2014 outlook that impact our business fundamentals described above.

•
We expect that our full year 2013 site rental revenue growth will be impacted by acquisitions (including the 2012 Acquisitions) and the above mentioned pre-sold arrangements for modifications of existing customer installations.

•
We expect that our full year 2014 site rental revenue growth will also be impacted by both of the items that impacted our 2013 site rental revenue growth, namely pre-sold arrangements and acquisitions (including a substantial expected contribution from the Proposed AT&T Transaction). See notes 3 and 13 to our condensed consolidated financial statements for further discussion of our 2012 Acquisitions and our Proposed AT&T Transaction, respectively.

•
We expect site rental revenues from new tenant installations to increase during full year 2013 as compared to 2012 and also expect the site rental revenue contribution from new tenant installations to increase in 2014 from 2013, as a result of our customers' focus on improving network quality and capacity.

•
Additionally, we do not expect that recent customer consolidations, and any related non-renewal of customer contracts anticipated in 2014 and 2015, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods. We expect a reduction to our consolidated site rental revenues (approximately 1% in 2014 and approximately 2% reduction coming after 2014) as a result of Sprint's non-renewal of tenant contracts stemming from Sprint's decommissioning of its iDEN network.

•	We expect sustaining capital expenditures of approximately 2% of revenue for full year 2014.

Proposed AT&T Transaction and Equity Financing
During October 2013, we entered into the Proposed AT&T Transaction, pursuant to which we expect to acquire rights to approximately 9,700 AT&T towers for $4.85 billion in cash at closing (subject to certain limited adjustments). Also during October 2013, we completed an offering of (1) approximately 41.4 million shares of Common Stock, which generated net proceeds of approximately $3.0 billion and (2) approximately 9.8 million shares of the 4.50% Mandatory Convertible Preferred Stock for approximately $949.6 million in net proceeds. See note 13 to our condensed consolidated financial statements.
Announcement of Plan to Initiate Common Stock Dividend
During October 2013, we announced our expectation, subject to the successful completion and financing of the Proposed AT&T Transaction, to initiate a quarterly dividend on shares of Common Stock of $0.35 per share beginning in the first quarter of 2014. See note 13 to our condensed consolidated financial statements.
REIT Election
In September 2013, we announced that we are commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. We expect to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. Even if we qualify for taxation as REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code ("Code") to maintain qualification for taxation as a REIT. Our small cell operations will initially be conducted through one or more wholly-owned TRSs. Additionally, we intend to include in TRSs our tower operations in Australia, and may include certain other assets and operations. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing and amount of future dividends that we may make as a REIT will be based on a number of factors, including investment opportunities around our core business and our federal net operating losses of approximately $2.7 billion (see note 9 to our consolidated financial statements in the 2012 Form 10-K). We do not expect to make any distribution (commonly referred to as a "purging" dividend) prior to our REIT conversion.
See note 5 of our condensed consolidated financial statements and "Item 1A—Risk Factors" for additional information concerning our REIT election.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$620,766	$538,761	15%
Network services and other	128,211	82,576	55%
Net revenues	748,977	621,337	21%
Operating expenses:
Costs of operations(a):
Site rental	181,966	135,314	34%
Network services and other	81,998	50,029	64%
Total costs of operations	263,964	185,343	42%
General and administrative	58,504	55,862	5%
Asset write-down charges	3,893	1,560	*
Acquisition and integration costs	4,369	2,937	*
Depreciation, amortization and accretion	195,408	154,867	26%
Total operating expenses	526,138	400,569	31%
Operating income (loss)	222,839	220,768	1%
Interest expense and amortization of deferred financing costs	(142,016)	(144,949)	(2)%
Gains (losses) on retirement of long-term obligations	(1)	—
Interest income	236	291
Other income (expense)	(631)	(632)
Income (loss) before income taxes	80,427	75,478
Benefit (provision) for income taxes	(33,959)	(32,300)
Net income (loss)	46,468	43,178
Less: Net income (loss) attributable to the noncontrolling interest	632	1,133
Net income (loss) attributable to CCIC stockholders	$45,836	$42,045
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,853,030	$1,553,878	19%
Network services and other	370,935	204,715	81%
Net revenues	2,223,965	1,758,593	26%
Operating expenses:
Costs of operations(a):
Site rental	538,587	389,756	38%
Network services and other	229,574	121,812	88%
Total costs of operations	768,161	511,568	50%
General and administrative	171,539	153,941	11%
Asset write-down charges	10,705	8,250	*
Acquisition and integration costs	13,186	12,112	*
Depreciation, amortization and accretion	572,518	446,749	28%
Total operating expenses	1,536,109	1,132,620	36%
Operating income (loss)	687,856	625,973	10%
Interest expense and amortization of deferred financing costs	(446,641)	(427,361)	5%
Gains (losses) on retirement of long-term obligations	(36,487)	(14,586)
Interest income	861	1,027
Other income (expense)	(753)	(3,958)
Income (loss) before income taxes	204,836	181,095
Benefit (provision) for income taxes	(88,254)	29,437
Net income (loss)	116,582	210,532
Less: Net income (loss) attributable to the noncontrolling interest	2,925	2,443
Net income (loss) attributable to CCIC stockholders	$113,657	$208,089
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Third Quarter 2013 and 2012. Our consolidated results of operations for the third quarter of 2013 and 2012, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 95% and 90% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments"). The T-Mobile acquisition impacted our consolidated results of operations from the third quarter of 2013 by (1) increasing consolidated net revenues by $66.5 million and (2) reducing net income by $5.2 million (exclusive of the interest expense associated with the financing to fund this acquisition).
First Nine Months of 2013 and 2012. Our consolidated results of operations for the first nine months of 2013 and 2012, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 91% and 95% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments"). The 2012 Acquisitions impacted our consolidated results of operations from the first nine months of 2012 to the first nine months of 2013 by (1) increasing consolidated net revenues by $266.1 million and (2) reducing net income by $14.7 million (inclusive of the impact of debt assumed in the WCP acquisition, but exclusive of the interest expense associated with the financing to fund each of these acquisitions).

Comparison of Operating Segments
Our reportable operating segments for the third quarter of 2013 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
CCUSA—Third Quarter 2013 and 2012
Net revenues for the third quarter of 2013 increased by $125.9 million, or 22%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $82.2 million, or 16%, and (2) network services and other revenues of $43.8 million, or 56%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality. Site rental gross margins for the third quarter of 2013 increased by $35.4 million, or 9%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 16% increase in site rental revenues, including as a result of the 2012 Acquisitions.
Network services and other gross margin increased by $12.4 million, or 39%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the third quarter of 2013 increased by $1.9 million, or approximately 4%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the third quarter of 2013 compared to 9% of net revenues for the third quarter of 2012. General and administrative expenses are inclusive of stock-based compensation charges, which decreased $3.0 million in the third quarter of 2013, primarily as a result of a one-time employee stock grant in the third quarter of 2012. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, partially as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the third quarter of 2013 increased by $39.6 million, or 10%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and our 2012 Acquisitions.
Depreciation, amortization and accretion for the third quarter of 2013 increased by $39.3 million, or 27%, from the same period in the prior year predominately as a result of the fixed asset and intangible asset additions related to our 2012 Acquisitions.
Interest expense and amortization of deferred financing costs decreased $2.9 million, or 2%, from the third quarter of 2012 to the third quarter of 2013, as a result of our refinancings during 2012 and 2013 partially offset by additional borrowings to fund acquisitions during 2012. During the full year 2012, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for our 2012 Acquisitions, (3) the refinancing of certain of our debt and (4) the extension of our debt maturities. During 2013, we redeemed and repaid the remaining outstanding 7.75% Secured Notes and 9% Senior Notes. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 6 to our consolidated financial statements in the 2012 Form 10-K.
The benefit (provision) for income taxes for the third quarter of 2013 was a provision of $32.5 million, compared to a provision of $31.9 million for the third quarter of 2012. For the third quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  For the third quarter of 2012, the effective tax rate differs from the federal statutory rate predominately due to state taxes. See Item 2. MD&A—General Overview and also note 9 to our consolidated financial statements in the 2012 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2013 was net income of $43.5 million compared to net income of $38.0 million for the third quarter of 2012. The change in net income was predominately due to growth in our site rental and network service gross margins.
CCUSA—First Nine Months of 2013 and 2012
Net revenues for the first nine months of 2013 increased by $456.8 million, or 28%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $291.1 million, or 20%, and (2) network services and other revenues of $165.7 million, or 88%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and cancellations of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality. Site rental gross margins for the first nine months of 2013 increased by $144.6 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 20% increase in site rental revenues, as well as a result of our 2012 Acquisitions.
Network services and other gross margin increased by $60.1 million, or 78%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of network services work. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first nine months of 2013 increased by $18.4 million, or approximately 14%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the first nine months of 2013 compared to 8% of net revenues for the first nine months of 2012. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the first nine months of 2013 increased by $183.5 million, or 17%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and our 2012 Acquisitions.
Depreciation, amortization and accretion for the first nine months of 2013 increased by $125.3 million, or 30%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible asset additions related to the 2012 Acquisitions consummated in April 2012 and November 2012, respectively.
Interest expense and amortization of deferred financing costs increased $19.3 million, or 5%, from the first nine months of 2012 to the first nine months of 2013, as a result of our refinancings during 2012 and 2013 partially offset by additional borrowings to fund the 2012 Acquisitions. During full year 2012, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for the 2012 Acquisitions, (3) the refinancing of certain of our debt and (4) the extension of our debt maturities. During the first nine months of 2013, we redeemed and repaid the remaining outstanding 7.75% Secured Notes and 9% Senior Notes. As a result of repurchasing and redeeming certain of our debt during the first nine months of 2013 and the first nine months of 2012, we incurred losses of $36.5 million and $14.6 million, respectively. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 6 to our consolidated financial statements in the 2012 Form 10‑K.
The benefit (provision) for income taxes for the first nine months of 2013 was a provision of $82.5 million, compared to a benefit of $30.9 million for the first nine months of 2012. For the first nine months of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  For the first nine months of 2012, the effective tax rate differs from the federal statutory rate predominately due to the reversal of federal and state deferred tax valuation allowances, including the reversal of a total of $70.1 million of federal and $20.0 million of state valuation allowances to our benefit (provision) for income taxes. See Item 2. MD&A—General Overview and also note 9 to our consolidated financial statements in the 2012 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2013 was net income of $103.2 million compared to net income of $198.3 million for the first nine months of 2012. The change in net income was predominately due to (1) a change in our benefit (provision) for income taxes, (2) the net impact of our financing activities, partially offset by (3) growth in our site rental and network service gross margins.
CCAL—Third Quarter 2013 and 2012
The increases and decreases between the third quarter of 2013 and the third quarter of 2012 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the third quarter of 2013 was approximately 0.92, a decrease of 12% from approximately 1.04 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the third quarter of 2013 increased by $1.7 million, or 5%, from the same period in the prior year. Site rental revenues for the third quarter of 2013 decreased by $0.2 million, or 1%, from the same period in the prior year. The change in the exchange rate negatively impacted net revenues and site rental revenues by approximately by $5.1 million and $4.2 million, respectively, and accounted for a decrease of 14% and 13%, respectively for the third quarter of 2013 from the same period of 2012. Site rental revenues were impacted by various factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, exchange rates, and cancellations of customer contracts.
Site rental gross margins remained relatively consistent with approximately $22.2 million in both the third quarter of 2013 and the third quarter of 2012. Adjusted EBITDA for the third quarter of 2013 increased by $0.8 million, or 5%, from the same period in the prior year. The increase in Adjusted EBITDA was primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2013 was net income of $2.3 million, compared to net income of $4.0 million for the third quarter of 2012.
CCAL—First Nine Months of 2013 and 2012
The increases and decreases between the first nine months of 2013 and the first nine months of 2012 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first nine months of 2013 was approximately 0.98, a decrease of 5% from approximately 1.04 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first nine months of 2013 increased by $8.6 million, or 8%, from the same period in the prior year. Site rental revenues for the first nine months of 2013 increased by $8.0 million, or 9%, from the same period in the prior year. Site rental revenues were impacted by various factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, exchange rates, and cancellations of customer contracts.
Site rental gross margins increased by $5.7 million, or 9%, for the first nine months of 2013, from $64.1 million, for the first nine months of 2012. Adjusted EBITDA for the first nine months of 2013 increased by $3.5 million, or 7%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2013 was net income of $10.5 million, compared to net income of $9.7 million for the first nine months of 2012. The increase in net income was primarily driven by the growth in the site rental business.

Liquidity and Capital Resources
Overview
General. We believe our core business can be characterized as a stable cash flow stream generated by revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our sustaining capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our expected (1) principal amortization payments, (2) dividend payments (see note 13 of our condensed consolidated financial statements) and (3) capital expenditures and will thus expect to have excess cash available for discretionary investments. We seek to allocate the net cash provided by our operating activities in a manner that will enhance total stockholder value. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments.
We seek to maintain a capital structure that we believe drives long-term total stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage and coverage from these targets for periods of time.  As a result of our financing and investing transactions during 2012, including the T-Mobile Acquisition, our CCIC consolidated leverage ratio (see "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants") is 6.1 times as of September 30, 2013. This current CCIC consolidated leverage ratio is below our restrictive covenant of 7.0 times. We do not expect the Proposed AT&T Transaction to significantly change our leverage.
In September 2013, we announced that we are commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. We expect to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014. Historically, we have paid and we expect to continue to pay minimal cash income taxes as a result of our net operating loss carryforwards and our expected REIT conversion. We have approximately $2.7 billion of federal net operating losses to offset future taxable income. See "Item 2. MD&A—General Overview" and note 9 of our condensed consolidated financial statements in the 2012 Form 10-K.
Historically, we have endeavored to utilize our net cash provided by operating activities to engage in discretionary investments. Our historical discretionary investments include (in no particular order): purchasing our Common Stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying or redeeming our debt. The Company expects to continue to utilize cash flow after dividends in a manner consistent with past practice of investing in acquisitions, the construction of new sites (including small cell networks), land purchases and the purchase of the Company's own securities, including shares of Common Stock, which we believe will maximize total stockholder value. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. See "Item 2. MD&A—General Overview" and note 13 of our condensed consolidated financial statements for a discussion of our announcement of our expectation to initiate a quarterly dividend on shares of our Common Stock beginning in the first quarter of 2014. See also "Item 1A—Risk Factors."
Recent Events
During October 2013, we had certain recent events, which are further discussed in note 13 of our condensed consolidated financial statements and in "Item 2. MD&A—General Overview," including the Proposed AT&T Transaction and the October Equity Financings.

Liquidity Position. The following is a summary of our capitalization and liquidity position, after giving effect to the October Equity Financings. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 4 and 13 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2013
As Adjusted
(In thousands of dollars)
Cash and cash equivalents(a)	$4,145,660
Undrawn revolving credit facility availability(b)	1,245,000
Debt and other long-term obligations	10,775,454
Total equity	6,924,301
________________

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $115.4 million (principal payments) (2) capital expenditures in excess of $500 million (sustaining and discretionary), (3) Common Stock dividend payments of approximately $470 million based on shares currently outstanding, including after taking into account the October Equity Financings, (4) preferred stock dividend payments of approximately $45 million and (5) the funding of the Proposed AT&T Transaction. As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of September 30, 2013.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$838,866	$524,458	$314,408
Investing activities	(433,012)	(1,518,380)	1,085,368
Financing activities	(624,998)	1,030,987	(1,655,985)
Effect of exchange rate changes on cash	(3,571)	1,718	(5,289)
Net increase (decrease) in cash and cash equivalents	$(222,715)	$38,783	$(261,498)
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2013 of $314.4 million, or 60%, from first nine months of 2012, was primarily due to (1) growth in our core business, including through the 2012 Acquisitions and a net increase of $64.6 million in prepaid rent related to contributions from customers to reimburse us for capital expenditures, and (2) growth in our service offering, which historically has experienced volatility in demand. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we continue to realize expected growth in our core business.

Investing Activities
Capital Expenditures.

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$60,528	$86,907	$(26,379)
Wireless infrastructure construction and improvements	297,776	177,476	120,300
Sustaining	27,178	19,003	8,175
Total	$385,482	$283,386	$102,096
Other than sustaining capital expenditures, which have historically been approximately 1% of net revenues annually, but which we expect to be approximately 2% of net revenues for the year ending December 31, 2014, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term total stockholder value. We expect to use in excess of $500 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2014, with approximately 40% of our total capital expenditures targeted for our existing wireless infrastructure related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash such as payments of dividends and investments.
Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with initial installations of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless infrastructure prior to installation, and (3) changes in structural engineering regulations and our internal structural standards. Wireless infrastructure construction capital expenditures increased from the first nine months of 2012 to the same period in 2013 primarily as a result of improvements to towers to accommodate new tenant additions, and to a lesser extent additional small cell network builds and improvements.
Acquisitions. See notes 3 and 13 to our condensed consolidated financial statements for a discussion of our 2012 Acquisitions and the Proposed AT&T Transaction. See also notes 3 and 5 to our consolidated financial statements in the 2012 Form 10-K for a further discussion of our 2012 Acquisitions.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance total stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our Common Stock (expected to be approximately $470 million in 2014), paying dividends on our preferred stock (expected to be approximately $45 million in 2014), purchasing our Common Stock and purchasing or redeeming our debt. See note 13 to our condensed consolidated financial statements for more information regarding our October Equity Financings and announcement of our expectation to initiate a Common Stock dividend.
Credit Facility. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our Common Stock. Typically, we have used our revolving credit facility to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of November 1, 2013, there was $209.0 million outstanding and $1.3 billion in undrawn availability under our revolving credit facility. During the nine months ended September 30, 2013, we repaid a total of $1.1 billion and borrowed $94 million under the 2012 Revolver. See also note 4 of our condensed consolidated financial statements, regarding the refinancing of our Tranche B Term Loans.
Debt Purchases and Repayments. See note 4 to our condensed consolidated financial statements for a summary of our debt purchases and repayments during the first nine months of 2013, including the gains (losses) on the redemption and repayment of the remaining 7.75% Secured Notes and the 9% Senior Notes. The redemption of the 7.75% Secured notes was funded by the release of restricted cash.
Common Stock Activity. As of September 30, 2013 and December 31, 2012, we had 292.7 million and 293.2 million common shares outstanding, respectively. As of November 1, 2013, we had 334.1 million shares of Common Stock outstanding, inclusive of the October Equity Financings. See note 13 of our condensed consolidated financial statements for more information regarding our October Equity Financings. See "Item 2. MD&A—General Overview" for a discussion of our expectation to initiate a Common Stock dividend.

4.50% Mandatory Convertible Preferred Stock. See note 13 to our condensed consolidated financial statements for a discussion of our 4.50% Mandatory Convertible Preferred Stock offering in October 2013. As of November 1, 2013, we had approximately 9.8 million shares of preferred stock outstanding as a result of the October Equity Financings.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2012 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2012 Form 10-K. The critical accounting policies and estimates for the first nine months of 2013 have not changed from the critical accounting policies for the year ended December 31, 2012, although certain additional disclosure is provided below.
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
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2013
No accounting pronouncements adopted during the nine months ended September 30, 2013 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2013 are expected to have a material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($10.8 billion and $11.6 billion outstanding at September 30, 2013 and December 31, 2012, respectively);

•	our $3.1 billion of floating rate debt at September 30, 2013; which represented approximately 29% of our total debt, as of both September 30, 2013 and as of December 31, 2012; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.

Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2013, we had $3.1 billion of floating rate debt, which included $2.4 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $4 million exclusive of the impact of the LIBOR floor.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2013. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 4 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2013	2014	2015	2016		2017		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$14,432	$52,245	$51,605	$50,097	(c)	$548,524	(c)(e)	$6,964,037	(c)	$7,680,940	(c)	$7,822,551
Average interest rate(b)(c)	4.7%	4.9%	4.9%	6.9%	(c)	2.8%	(c)	7.8%	(c)	7.4%	(c)

Variable rate	$12,200	$61,300	$73,800	$73,800		$597,550	(f)	$2,268,950		$3,087,600		$3,058,742
Average interest rate(d)	3.0%	3.0%	3.2%	4.1%		4.6%		6.0%		5.5%
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

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayments dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2012 Excess Cash Flow of the issuers was approximately $482 million. If the WCP Securitized Notes with a current face value of $282.9 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the Issuers of the WCP Securitized Notes. The WCP Securitized Notes are presented based on their contractual maturity dates in 2040. The full year 2012 Excess Cash Flow of Issuers of the WCP Securitized Notes was approximately $17 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)
The average variable interest rate is based on the currently observable forward rates. The 2012 Revolver and the Tranche A Term Loans bear interest at a per annum rate equal to LIBOR plus 2.0% to 2.75%, based on CCOC's total net leverage ratio. The Tranche B Term Loans bears interest at a per annum rate equal to LIBOR (with LIBOR subject to a floor of 75 basis points per annum) plus 2.25% to 2.5%, based on CCOC's total net leverage ratio.

(e)	Predominantly consists of a portion of the 2012 secured notes in an aggregate principal amount of $500 million of 2.381% secured notes due 2017.

(f)	Predominantly consists of the 2012 Revolver and Tranche A Term Loans. See note 4 to our condensed consolidated financial statements.
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 5% of our operating income for the nine months ended September 30, 2013. Over the past year, the Australian dollar has decreased approximately 10% in value compared to the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $9 million.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2012 Form 10-K, including the risk factors discussed in "Item 1A—Risk Factors" in our 2012 Form 10-K.
The Proposed AT&T Transaction may not be completed within the expected timeframe, if at all, and the pendency of the Proposed AT&T Transaction could adversely affect our business, financial conditions, results of operations and cash flows.
Completion of the Proposed AT&T Transaction is subject to the satisfaction (or waiver) of a number of conditions, many of which are beyond our control and may prevent, delay or otherwise negatively affect its completion. We cannot predict when these conditions will be satisfied, if at all. Failure to complete the Proposed AT&T Transaction would, and any delay in completing the Proposed AT&T Transaction could, prevent us from realizing the anticipated benefits from the Proposed AT&T Transaction. Additionally, if we fail to close the Proposed AT&T Transaction and are otherwise in breach of our obligations, we could be liable for damages. The Proposed AT&T Transaction is expected to close in the fourth quarter of 2013.
Pursuant to the terms of the definitive agreements governing the Proposed AT&T Transaction, fewer than the 9,708 towers currently anticipated to be included in the Proposed AT&T Transaction may be included as part of the Proposed AT&T Transaction at closing.
On October 28, 2013, we completed the October Equity Financings, which generated net proceeds of approximately $3.9 billion that we expect to use to fund, in part, the Proposed AT&T Transaction.  The net proceeds from the October Equity Financings are currently held in cash and prime money market investments.  These investments remain subject to counterparty risks, market volatility and risk of loss, which could adversely affect our liquidity, financial condition and ability to close the Proposed AT&T Transaction.
Failure to successfully and efficiently integrate the assets from the Proposed AT&T Transaction (the "AT&T Assets") into our operations may adversely affect our business, operations and financial condition.
The integration of up to approximately 9,700 towers into our operations will be a significant undertaking and will require significant resources, as well as attention from our management team. In addition, the integration of the AT&T Assets into our operations will require certain one-time costs for tasks such as tower visits and audits and ground and tenant lease verifications. Additional integration challenges include:

•	transitioning all data related to the AT&T Assets, tenants and landlords to a common information technology system;

•	successfully marketing space on the AT&T Assets;

•	successfully transitioning the ground lease rent payment and the tenant billing and collection processes;

•	retaining existing tenants on the AT&T Assets; and

•	maintaining our standards, controls, procedures and policies with respect to the AT&T Assets.
Additionally, we may fail to successfully integrate the AT&T Assets or fail to utilize the AT&T Assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from the Proposed AT&T Transaction, and our business, financial condition and results of operations will be adversely affected.
The bankruptcy of certain subsidiaries of AT&T which are lessors or sublessors of towers to one of our subsidiaries, or our failure to exercise the purchase options available to us pursuant to the Proposed AT&T Transaction, may adversely affect our business.
If the Proposed AT&T Transaction is consummated, a substantial number of our towers relating to the towers that are part of the Proposed AT&T Transaction will be located on land leased from third parties. At the closing of the Proposed AT&T

Transaction, one of our subsidiaries will lease or sublease, or otherwise be granted the right to manage and operate, the MPL Towers from bankruptcy remote subsidiaries of AT&T, in an arrangement similar to the master lease arrangements we have with other carriers with respect to certain existing towers. If one of these AT&T subsidiaries nevertheless becomes a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiary could lose its interest in the applicable MPL Towers. If our subsidiary loses its interest in the applicable towers or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on these towers, which may have a material adverse effect on our business. We will have similar bankruptcy risks with respect to towers that we operate under management agreements.
Under the definitive agreements governing the Proposed AT&T Transaction, we will have the option to purchase certain towers at the end of their respective lease or sublease terms for aggregate option payments of up to approximately $4.2 billion. We may not have the required available capital to exercise our rights to purchase these towers at the time these options are required to be exercised. Even if we do have the required available capital, we may choose not to exercise our rights to purchase some or all of these towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after their respective lease terms, we will lose the future cash flows from these towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of the applicable towers may not exceed the related costs, which could adversely affect our business.
Future dividend payments to our common stockholders will reduce the availability of our cash on hand available to fund future discretionary investments, and may result in a need to incur indebtedness or issue equity securities to fund growth opportunities.   In such event, the then current economic, credit market and equity market conditions may impact the availability and cost of such financing, which could hinder our ability to grow our per share results of operations.
In October 2013, we announced our intention to initiate a quarterly dividend of $0.35 per share to our common stockholders beginning in the first quarter of 2014 (an annual aggregate payment of approximately $470 million based on Common Stock outstanding after giving effect to the Common Stock offering in October 2013). We have also announced our intention to commence the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes.  As a REIT, we anticipate making distributions to our common stockholders in the form of dividends in the future.
We have historically invested our cash from operations in discretionary investments such as (in no particular order): purchasing our Common Stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing and repaying or redeeming our debt.  Alternative means of accessing cash to fund future discretionary investments similar to those we have historically made, including through the credit or equity markets, either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results.  As a result, future dividend payments may hinder our ability to grow our per share results of operations.
Although we have chosen to commence the steps necessary to reorganize as a REIT for U.S. federal income tax purposes, we may not be successful in completing the necessary steps to convert to a REIT effective January 1, 2014, or at all.
In September 2013, we announced that we are commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. We expect to elect REIT status beginning with the taxable year commencing January 1, 2014. There are implementation and operational complexities to address in connection with converting to a REIT, including completing certain internal reorganizations. In addition, we intend to adopt certain charter provisions that implement certain customary REIT-related ownership and transfer restrictions.
The timing and outcome of these matters may be outside our control. Further, changes in legislation or the federal tax rules could adversely impact our ability to convert to a REIT or the attractiveness of converting to a REIT. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us. Recent press reports have indicated that the Internal Revenue Service (the "IRS") has decided to study the current legal standards it uses to define "real estate" for purposes of the REIT provisions of the Internal Revenue Code (the "Code"). It is our understanding that the IRS intends to determine if any changes or refinements should be made to those current legal standards. We can provide no assurance that the results of this IRS study will not affect our ability to qualify to be taxed as a REIT.
Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that such an election is not in the best interests of our stockholders. We can provide no assurance as to if or when conversion to a REIT will be successful. Furthermore, if we do convert, the effective date of the REIT conversion could be delayed beyond January 1, 2014.

If we fail to complete the necessary steps to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct dividends to stockholders when computing our taxable income, which would reduce the amount of cash available for the declaration and payment of dividends to our stockholders.
We are currently not treated as a REIT for tax purposes. Our board of directors has authorized us to commence the steps necessary to elect to be taxed as a REIT for U.S. federal income tax purposes, effective for the taxable year beginning January 1, 2014, and we expect to make such election for such year.
We have received opinions from special REIT tax counsel ("Special Tax Counsel") to the effect that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2014. It must be emphasized that the opinions of Special Tax Counsel are based on various assumptions relating to our organization and operation, and are conditioned upon fact-based representations and covenants made by our management regarding our organization, assets, and income, and the present and future conduct of our business operations. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Special Tax Counsel or by us that we will qualify as a REIT for any particular year. The opinions we received are each expressed as of the date issued. Special Tax Counsel will have no obligation to advise us or our stockholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions.
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code, then:

•	we will not be allowed a deduction for dividends to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•
if such failure to qualify occurs after the effective date of our election to be taxed as a REIT for U.S. federal income tax purposes, we would be disqualified from re-electing REIT status for the four taxable years following the year during which we were so disqualified.

Although we may have federal net operating losses available to reduce any such taxable income, to the extent our federal net operating losses have been utilized or are otherwise unavailable, any such corporate tax liability could be substantial, would reduce the amount of cash available for other purposes and might necessitate the borrowing of additional funds or the liquidation of some investments to pay any additional tax liability. Accordingly, funds available for investment would be reduced.
Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Code, and violations of these provisions could jeopardize our qualification as a REIT.
REIT qualification involves the application of highly technical and complex provisions of the Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to commence the steps necessary to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes, and believe that, as of January 1, 2014, we will be organized, and as of such date we expect to operate, in such a manner as to qualify for taxation as a REIT, we cannot assure you that we will so qualify or remain so qualified.
Even if we qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.
Our small cells will initially be conducted through one or more wholly owned TRSs. Additionally, we intend to include in TRSs our tower operations in Australia, and may include certain other assets and operations. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. Any of these taxes would decrease our earnings and our available cash.
Following an election to be taxed as a REIT, we will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the effective date of such election, to the extent of the built-in-gain in those assets based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. If we elect REIT status for the taxable year commencing January 1, 2014, such tax on subsequently sold assets will be based on the fair market value and built-in-gain of those assets as of January 1, 2014. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement for the year such gain is recognized. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets that we might otherwise sell during the period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
REIT dividend requirements could adversely affect our ability to execute our business plan.
We have never declared or paid any cash dividends on our Common Stock. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available net operating loss carryforward (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing and amount of future dividends following the effective date of an election to be taxed as a REIT for U.S. federal income tax purposes will be based on a number of factors, including investment opportunities around our core business and the availability of our existing federal net operating losses of approximately $2.7 billion to reduce our REIT taxable income. We do not expect to make a "purging" dividend prior to our REIT conversion. We currently expect to begin paying a regular quarterly dividend commencing in the first quarter of 2014, subject to the successful completion and financing of the Proposed AT&T Transaction. Any such dividends, however, are subject to the determination of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal net operating losses and other factors deemed relevant by our board of directors. See note 13 to our condensed consolidated financial statements.
To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income (after the application of available net operating losses, if any), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT dividend requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Common Stock. Furthermore, the REIT dividend requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives, which would increase our total leverage.
Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for tax purposes, we will need to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we dividend to our stockholders and the ownership of our capital stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, a conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

In addition, if, following the effective date of an election to be taxed as a REIT, we fail to comply with certain asset ownership tests, at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate assets in adverse market conditions or forgo otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
Dividends payable to domestic stockholders that are individuals, trusts, and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Common Stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.
Covenants specified in our existing and future debt instruments may limit our ability to make required REIT distributions.
Our revolving credit facility, our term loan and our existing senior notes contain, and future agreements governing our financing activities may contain, covenants that could limit our ability to declare and pay dividends to stockholders. If, following the effective date of an election to be taxed as a REIT, these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.
If we fail to pay scheduled dividends on the 4.50% Mandatory Convertible Preferred Stock, in cash, Common Stock or any combination of cash and Common Stock, we will be prohibited from paying dividends on our Common Stock, which may jeopardize our status as a REIT.
The terms of the 4.50% Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding 4.50% Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our Common Stock. If that were to occur, the inability to pay dividends on our Common Stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 13 to our condensed consolidated financial statements.
We expect to adopt certain REIT-related ownership limitations and transfer restrictions with respect to our capital stock.
In order for us to qualify as a REIT under the Code, shares of our capital stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be taxed as a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) during the last half of a taxable year (other than the first year for which an election to be taxed as a REIT has been made). To qualify as a REIT, we must satisfy other requirements as well.
Our Amended and Restated Certificate of Incorporation ("Charter") does not currently contain REIT-related limitations on the ownership and restrictions on the transfer of our capital stock. During 2014 (and following the effective date of our election to be taxed as a REIT), we intend to pursue the adoption (which may be effected by merger or otherwise) of customary REIT-related ownership limitations and transfer restrictions in our Charter (or the certificate of incorporation or other equivalent governing document of a successor entity) in order to protect our ability to remain qualified as a REIT. The actual provisions that we ultimately propose will depend on a number of considerations, and those proposed provisions will be subject to approval by our board of directors and, ultimately, a vote of our common stockholders. In general, we expect that the proposed provisions will provide that, among other things and subject to certain exceptions, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock, or 9.8% in aggregate value of all classes and series of our capital stock. In addition, we expect our Charter will provide that no person may beneficially own shares of our capital stock to the extent such ownership would cause us to fail to qualify as a "domestically controlled qualified investment entity." We expect that the proposed provisions will provide that in the event any transfer of shares of stock or other event would result in a person ("Intended Transferee") beneficially or constructively owning shares in excess of an ownership limit or that would otherwise result in our disqualification as a REIT or cause us to fail to qualify as a "domestically controlled qualified investment entity," the number of shares that would cause a violation of the applicable limit, referred to as the "excess shares," will be automatically transferred to a trust for the benefit of a charitable organization selected by our board of directors. If a transfer to a trust would not avoid a violation of the ownership limitation provisions for some reason, we expect our proposed provisions to provide that such transfer of the excess shares to the Intended Transferee will be null and void and of no force or effect.
We expect our ownership limitations and transfer restrictions will provide that within a certain number of days after receiving notice of the transfer of excess shares to the charitable trust, the trustee of the trust will be required to sell the excess shares to a person or entity who could own such shares without violating the applicable ownership limitation provision. The trustee, upon a sale of these excess shares, would distribute to the Intended Transferee an amount equal to the lesser of the price paid by the Intended Transferee for the excess shares or the net sales proceeds received by the trust for the excess shares. If the excess shares were a gift or were not a transfer for value, we anticipate that the provisions will provide that the trustee will distribute to the Intended Transferee an amount equal to the lesser of the fair market value of the excess shares as of the date of the automatic transfer to the trust or the sales proceeds received by the trust for the excess shares. Proceeds in excess of the amount distributable to the Intended Transferee would be distributed to the charitable beneficiary.
In addition, we expect that excess shares held in the trust would be deemed to have been offered for sale to us, or our designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a gift or other transaction not for value, the market price at the time of the gift or other transaction) and (ii) the market price on the date we, or our designee, accept the offer. In such case, we would have the right to accept such offer until the trustee has sold the shares in the trust.
To the extent we propose, and our common stockholders approve the adoption of, these types of customary REIT-related ownership limitations and transfer restrictions, such ownership limitations and transfer restrictions would be applicable to all classes and series of our capital stock, and such provisions could have the effect of delaying, deferring or preventing a takeover or other transaction in which stockholders might receive a premium for their shares over the then prevailing market price or which stockholders might believe to be otherwise in their best interest.
We expect any such ownership limitations and transfer restrictions will provide that our board of directors may, in its sole discretion, increase the 9.8% ownership limitation referred to above with respect to one or more stockholders, subject to such terms, conditions, representations and undertakings as our board of directors deems appropriate.
Our use of TRSs may cause us to fail to qualify as a REIT.
Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. Following the effective date of an election to be taxed as a REIT, this limitation may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets at the end of any quarter, then we may fail to qualify as a REIT.
The current market price of our Common Stock may not be indicative of the market price of our shares of Common Stock following the potential REIT conversion.
Our current share price may not be indicative of how the market will value our Common Stock following an election to be taxed as a REIT because of the effect of the change in our organization from a taxable subchapter C corporation to a REIT and subsequent changes in our dividend policy. See note 13 to our condensed consolidated financial statements. Our Common Stock price may not necessarily take into account these effects, and our Common Stock price after the REIT conversion could be lower than the current price. Furthermore, one of the factors that may influence the price of our Common Stock following our election to be taxed as a REIT will be the yield from dividends on shares of our Common Stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our Common Stock could be adversely affected. The market price of our Common Stock following our election to be taxed as a REIT will also be affected by general market conditions (as the price of our Common Stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

We have no experience operating as a REIT. Our failure to successfully operate as a REIT may adversely affect our business, financial condition, results of operations, cash flow, the per share trading price of our Common Stock, and our ability to satisfy debt service obligations.
We have no operating history as a REIT. In addition, our senior management team has no experience operating a REIT. We cannot assure you that our past experience will be sufficient to operate our company successfully as a REIT. In connection with our planned REIT conversion, we will be required to implement substantial control systems and procedures in order to maintain the possibility of qualifying to be taxed as a REIT. As a result, we will incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical combined consolidated financial statements may not be indicative of our future costs and performance as a REIT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2013	—	$—	—	—
August 1 - August 31, 2013	1	69.57	—	—
September 1 - September 30, 2013	4	70.55	—	—
Total	5	$70.44	—	—
We paid $0.4 million in cash to effect these purchases.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 8, 2013	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 8, 2013	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

	3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a)	3.2	Composite By-laws of Crown Castle International Corp.

(d)	3.3
Certificate of Designations of the 4.50% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective October 28, 2013

(d)	3.4	Certificate of Elimination of Certificate of Designations of the 6.25% Cumulative Convertible Preferred Stock of Crown Castle International Corp., dated August 2, 2000

(d)	3.5
Certificate of Elimination of Certificate of Designation of the Series A Participating Cumulative Preferred Stock of Crown Castle International Corp., dated August 21, 1998, as amended on August 2, 2000

(b)	10.1
Incremental Facility Amendment No. 2 dated as of August 22, 2013, among the Company, the Borrower, certain subsidiaries of the Borrower, the lenders party thereto, and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, by and among the Company, the Borrower, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent.

(c)	10.2	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.

(c)	10.3	Form of Master Prepaid Lease

(c)	10.4	Form of Management Agreement

(c)	10.5	Form of MPL Site Master Lease Agreement

(c)	10.6	Form of Sale Site Master Lease Agreement

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 22, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 21, 2013.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 28, 2013.