Form 10-K
period 2013-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2014-02-24
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

1220 Augusta Drive, Suite 600, Houston Texas 77057-2261
(Address of principal executive offices) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: NONE.
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.0 billion as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $72.39 per share.
Applicable Only to Corporate Registrants
As of February 14, 2014 there were 334,065,428 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2014 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2013.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, including the impact of Sprint decommissioning its iDEN network, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) availability of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (5) the potential advantages, benefits or impact of, or opportunities created by, converting to a real estate investment trust ("REIT"), (6) our intention to pursue certain steps and corporate actions in connection with our REIT conversion, including our future inclusion of REIT-related ownership limitations and transfer restrictions related to our capital stock and (7) our expected dividend policy, including the timing, the amount or growth of any dividends.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including" and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-K refer to Crown Castle International Corp. ("CCIC"), a Delaware corporation organized on April 20, 1995, and its subsidiaries. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "CCUSA" and "in the U.S." refer to our CCUSA segment while the terms "CCAL" and "in Australia" refer to our CCAL segment.
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms ("third party land interests") (collectively, "wireless infrastructure"). Our core business is providing access, including space or capacity, to our towers, and to a lesser extent, to our small cells and third party land interests via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts"). Our wireless infrastructure can accommodate multiple customers ("co-location") for antennas or other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, which we expect to result in significant incremental cash flows due to our relatively fixed operating costs.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. See "Item 7. MD&A—General Overview—REIT Election."
Certain information concerning our business as of December 31, 2013 is as follows:

•	We owned, leased or managed approximately 39,600 towers in the United States, including Puerto Rico ("U.S."), and approximately 1,700 towers in Australia.

•
Approximately 56% and 71% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs in the U.S.

•
We owned, including fee interests and perpetual easements, land and other property interests, including rooftops, (collectively, "land") on which approximately one-third of our site rental gross margin is derived, and we leased, subleased, managed or licensed (collectively, "leased") the land interests on which approximately two-thirds of our site rental gross margin is derived. The leases for the land interests under our towers had an average remaining life in excess of 30 years, weighted based on site rental gross margin.

Certain information concerning our customers and site rental contracts as of December 31, 2013 is as follows:

•
Our customers include many of the world's major wireless communications companies. In the U.S., our four largest customers (Sprint, T-Mobile, AT&T, and Verizon Wireless) accounted for an aggregate of 92% and 88% of our 2013 CCUSA and consolidated revenues, respectively, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless.

•	Site rental revenues represented 83% of our 2013 consolidated revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year, excluding the impact of current year acquisitions.

•
Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the customers' option, our customer contracts have a weighted-average remaining life of approximately eight years and represent $22 billion of expected future cash inflows.
To a lesser extent, we also provide certain network services relating to our wireless infrastructure, primarily consisting of antenna installations or subsequent augmentations, as well as additional site development services relating to our wireless infrastructure.
Strategy
Our strategy is to translate anticipated demand for our wireless infrastructure into growth in our cash flows and long-term stockholder value. We measure "long-term stockholder value" as the combined growth in our per share results and dividends to common stockholders. The key elements of our strategy are to:

•
Organically grow the cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by co-locating additional tenants on our wireless infrastructure through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize new tenant additions or modifications of existing installations (collectively, "new tenant additions") through our focus on customer service and deployment speed. Due to the relatively fixed nature of the costs to operate our wireless infrastructure (which tend to increase at approximately the rate of inflation), we expect increases in cash rental receipts from new tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows. We believe there is considerable additional future demand for our existing wireless infrastructure based on their location and the anticipated growth in the wireless communications industry. Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure, which we expect to have high incremental returns.

•
Allocate capital efficiently. We seek to allocate our available capital, including the net cash provided by our operating activities, in a manner that will increase long-term stockholder value, including dividends to common stockholders. Our historical discretionary investments have included the following (in no particular order):

◦	purchase shares of our common stock ("common stock") from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchase, repay or redeem our debt.
Our long-term strategy is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless data services by consumers. We believe that additional demand for wireless infrastructure will create future growth opportunities for us. We believe that such demand for our wireless infrastructure will continue, will result in organic growth of our cash flows due to new tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure.
2013 Industry Highlights and Company Developments
See "Item 7. MD&A" and our consolidated financial statements for a discussion of developments and activities that occurred in 2013, including debt financing activities, common stock and mandatory convertible preferred stock offerings in October 2013 ("October Equity Financings"), the announcement of a common stock dividend, and the transaction with AT&T in December 2013 that provides us exclusive rights to lease, operate, or otherwise acquire towers that, as of December 31, 2013, comprise approximately 24% of our towers ("AT&T Acquisition").
As discussed above and in "Item 7. MD&A," we commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. Our small cells will initially be included in one or more wholly-owned taxable REIT subsidiaries ("TRSs"). We have submitted a private letter ruling request with the Internal Revenue Service ("IRS") regarding whether certain components of our small cell business and the related rents qualify as real property under Internal Revenue Code of 1986, as amended ("Code"), Section 856 and thus can be included in our REIT. Additionally, we will include in TRSs our tower operations in Australia and may include certain other assets and operations in TRSs. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
During 2013, consumer demand for wireless data services continued to grow. This growth in wireless data services is driven by increased mobile video, mobile internet usage and machine-to-machine applications. We expect that consumers' growing wireless voice and data consumption will likely result in wireless carriers focusing on improving network quality and capacity by adding additional antennas or other equipment for the transmission of their services to wireless infrastructure in an effort to improve customer retention or satisfaction. All four of the major U.S. wireless carriers are in various stages of deploying 4G long-term evolution ("LTE") networks, which has translated into additional demand for our wireless infrastructure.
The Company
Virtually all of our operations are located in the U.S. and Australia. We conduct substantially all of our operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate our wireless infrastructure portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 17 to our consolidated financial statements and "Item 7. MD&A."

CCUSA
Site Rental. The core business of CCUSA is providing access to our wireless infrastructure. We predominately provide access to wireless carriers under long-term contracts for their antennas which transmit a variety of signals related to wireless voice and data. We believe our wireless infrastructure is integral to our customers' networks and their ability to serve their customers.
We acquired ownership interests or exclusive rights to approximately 90% of our towers in CCUSA from the four largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013, (2) T-Mobile in 2012, (3) Global Signal Inc. ("Global Signal") in 2007, which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless during 1999 and 2000, and (5) companies now part of AT&T during 1999 and 2000. Our small cells were predominately acquired through the acquisitions of NextG Networks, Inc. in 2012 and NewPath Networks, Inc. in 2010.
We generally receive monthly rental payments from tenants, payable under long-term contracts. We have existing master lease agreements with most U.S. wireless carriers, including Verizon Wireless, AT&T, Sprint, and T-Mobile; such agreements provide certain terms (including economic terms) that govern contracts on our towers entered into by such carriers during the term of their master lease agreements. Over the last several years, we have negotiated up to 15-year terms for both initial and renewal periods for certain of our customers, which often included fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often may contain fixed escalation rates.
Our customer contracts have historically had a high renewal rate. With limited exceptions, the customer contracts may not be terminated prior to the end of their current term. In general, each customer contract which is renewable will automatically renew at the end of its term unless the customer provides prior notice of its intent not to renew. See note 16 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to contract agreements without consideration of tenant renewal options.
The average monthly rental payment of a new tenant added to wireless infrastructure can vary based on (1) aggregate customer volume, (2) the different regions in the U.S., or (3) the physical size, weight and shape of the antenna installation and related equipment. With respect to our small cells, the amount of the monthly payments can also be influenced by similar factors, as well as the amount or cost of (1) installation, (2) fiber strands, (3) equipment at the site, or (4) any prepaid rent received. We also routinely receive rental payment increases in connection with contract amendments, pursuant to which our customers add additional antennas or other equipment to wireless infrastructure on which they already have equipment pursuant to pre-existing contract agreements. In some cases, we have effectively pre-sold, via a firm contractual commitment, a significant portion of the modification of the existing installations relating to certain LTE upgrades in exchange for an increase in the future contracted revenue above that of a typical escalation over a period of time, typically a three or four year period. See "Item 7. MD&A—General Overview."
Approximately two-thirds of our direct site operating expenses consist of lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation or related benefit costs, or utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash lease expenses from our purchases of land interests. As a result of the relatively fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, and are typically less than 2% of net revenues. See note 16 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. As part of CCUSA's effort to provide comprehensive solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) customer equipment installation and subsequent augmentations (collectively, "installation services") and (2) the following additional site development services relating to our customers' existing or new antenna installations on CCUSA's wireless infrastructure: site acquisition, architectural and engineering, zoning or permitting, or other construction or network development related services. For 2013, 56% of CCUSA's network services and other revenues related to installation services, and the remainder related to additional site development services. We have grown our network service revenues over the last several years as a result of our focus on customer service, increasing our market share for installation services on our wireless infrastructure, promoting site development services, expanding the scope of our services and engaging in an increased volume resulting from carrier network upgrades. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our customers. We do not always provide the installation or site development services for our customers on our wireless infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Nearly all of our antenna installation services are billed on a cost-plus profit basis.

Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless voice or data services who operate national or regional networks. The following table summarizes the net revenues from our four largest customers expressed as a percentage of CCUSA net revenue and our consolidated net revenues for 2013. The following table is presented after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless. See "Item 1A. Risk Factors."

Customer	% of 2013 CCUSA Net Revenues	% of 2013 Consolidated Net Revenues
Sprint	28%	27%
T-Mobile	24%	23%
AT&T	23%	22%
Verizon Wireless	17%	16%
Total	92%	88%
Sales and Marketing. Our sales organization markets our wireless infrastructure within the wireless communications industry with the objectives of providing access to existing wireless infrastructure or to new wireless infrastructure prior to construction as well as obtaining network services related to our wireless infrastructure. We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) customer relationships, (2) process-centric approach, and (3) technological tools.
A team of national account directors maintains our relationships with our largest customers. These directors work to develop wireless infrastructure leasing or network service opportunities, as well as to ensure that customers' wireless infrastructure needs are efficiently translated into new leases on our wireless infrastructure. Sales personnel in our area offices develop and maintain local relationships with our customers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing or prospective customers.
We use public and proprietary databases to develop targeted marketing programs focused on carrier network expansions, including small cells, or related network services. We attempt to match specific wireless infrastructure in our portfolio with potential new site demand by obtaining and analyzing information, including our customers' existing antenna locations, tenant contracts, marketing strategies, capital spend plans, deployment status, or actual wireless carrier signal strength measurements taken in the field. We have developed a web-based tool that stores key wireless infrastructure information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness or competitive structures. In addition, the web-based tool assists us in estimating potential demand for our wireless infrastructure with greater speed and accuracy. We believe these and other tools we have developed assist our customers in their site selection or deployment of their wireless networks and provide us with an opportunity to have proactive discussions with them regarding their wireless infrastructure deployment plans and the timing or location of their demand for our wireless infrastructure. A key aspect to our sales and marketing strategy is a continued emphasis on our process-centric approach to reduce cycle time related to new leasing or amendments, which helps provide our customers with faster deployment of their networks.
Competition. We compete with (1) other independent tower owners which also provide site rental or network services, (2) wireless carriers which build, own or operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative infrastructure, including rooftops, water towers, broadcast towers, utility poles, DAS or other small cells. Some of the larger independent tower companies with which we compete in the U.S. include American Tower Corporation and SBA Communications Corporation. In addition, some wireless carriers own and operate their own tower networks. We believe that tower location, deployment speed, quality of service, capacity and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure. See "Item 1A. Risk Factors"
Competitors in our network services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, or our customers' internal staff. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company's experience, track record, local reputation, price, or time for completion of a project.

CCAL
Our primary business in Australia is providing access to antenna space on towers to our customers. We own 77.6% of CCAL. CCAL is the largest independent tower operator in Australia. As of December 31, 2013, 56% of CCAL's towers were located in seven major metropolitan areas. The majority of CCAL's towers were acquired from Optus (in 2000) and Vodafone (in 2001). CCAL also provides site development services and property management services for towers owned by third parties.
For 2013, CCAL comprised approximately 5% of our consolidated net revenues. CCAL's principal customers are Vodafone Hutchison Australia (a joint venture between Vodafone and Hutchison ("VHA")), Optus and Telstra, which collectively accounted for approximately 89% of CCAL's 2013 revenues. During 2013, the Australian government continued the development and roll out of the National Broadband Network ("NBN"). NBN is a national high-speed open-access data network targeting nearly all Australian premises and includes a fixed wireless broadband network expected to be deployed by 2016. We believe that the continued development of NBN may result in additional future demand for (1) new tenant additions on CCAL's existing towers or (2) the construction of new towers.
In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide site development or property management services; and other site owners, such as broadcasters and building owners. The other significant tower owners in Australia are Broadcast Australia, an independent operator of broadcast towers, and Telstra and Optus, wireless carriers. We believe that tower location, quality of service, deployment speed, capacity or price within a geographic market are the most significant competitive factors affecting the leasing of wireless infrastructure in Australia.
Employees
At January 31, 2014, we employed approximately 1,900 people worldwide, including approximately 1,700 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
Regulatory and Environmental Matters
To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review or modification by the applicable governmental authority from time to time. If we fail to comply with applicable laws and regulations, we may be fined or even lose our rights to conduct some of our business.
United States
We are required to comply with a variety of federal, state, and local regulations and laws in the U.S., including Federal Communications Commission ("FCC") and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below.
Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications, radio, or television broadcasting. Such regulations control the siting, lighting, or marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower or antenna structures based upon the height or location, including proximity to airports. Proposals to construct or to modify existing tower or antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting or marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties.
Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers and small cells. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in 2009, which is currently under appeal, establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. The Middle Class Tax Relief and Job Creation Act of 2012 mandates that state and local governments must approve an eligible facility's request for the modification of an existing tower that does not substantially change the dimensions of such tower. Notwithstanding the FCC declaratory ruling and recent legislation, decisions of local zoning authorities may also adversely affect the timing or cost of wireless infrastructure construction or modification.
Some of our small cell related subsidiaries hold authorization to provide intrastate telecommunication services as competitive local exchange carriers ("CLEC") in numerous states and to provide domestic interstate telecommunication services as authorized by the FCC. These small cell subsidiaries are primarily regulated by state public service commissions which have jurisdiction over public rights-of-way. CLEC status, in certain cases, helps promote access to such public rights-of-way, which is beneficial to the deployment of our small cell on a timely basis. Status as a CLEC often allows us to deploy our small cell systems in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower sites or traditional wireless rooftop sites.
Environmental. We are required to comply with a variety of federal, state, and local environmental laws and regulations protecting environmental quality, including air and water quality and wildlife protection. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See "Item 1A. Risk Factors."
The construction of new towers or, in some cases, the modification of existing towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If the proposed construction or modification of a tower may have a significant impact on the environment, the FCC's approval of the construction or modification could be significantly delayed.
Our operations are subject to federal, state, and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of,or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our customer contracts prohibit our customers from using or storing any hazardous substances on our tower sites in violation of applicable environmental laws and require our customers to provide notice of certain environmental conditions caused by them.
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
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. Our FCC license relating to our 1670-1675 MHz U.S. nationwide spectrum license ("Spectrum") is pending FCC renewal and contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. We have leased the Spectrum to a third party through 2023, subject to the lessee's option to purchase the spectrum.

Australia
Federal Regulations. Carrier licenses and nominated carrier declarations issued under the Australian Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of "network units" includes line links and base stations used for wireless voice services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license under the Australian Telecommunications Act 1997. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Australian Radiocommunications Act 1992.
Carriers have a statutory obligation to provide other carriers with access to towers, and if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this requirement, and our customers negotiate site access on a commercial basis.
While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of "low impact facilities," newly constructed towers are expressly excluded from the definition of "low impact facilities." Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws that vary on a site-by-site basis, typically requiring us to obtain approval from local government agencies prior to tower construction, subject to certain exceptions. Structural enhancements may be undertaken on behalf of a carrier without state or local planning approval under the general "maintenance power" under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier cooperation to use such power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the "maintenance power" under the Australian Telecommunications Act 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL's customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL's financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.
Local Regulations. In Australia there are various local, state, and territory laws and regulations which relate to, among other things, town planning and zoning restrictions, standards or approvals for the design, construction or alteration of a structure or facility, or environmental regulations. As in the U.S., these laws vary greatly, but typically require tower owners to obtain approval from governmental bodies prior to tower construction and to comply with environmental laws on an ongoing basis.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Our business depends on the demand for wireless communications and wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions or network services).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless voice and data services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing contracts on our wireless infrastructure, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability or capacity of our wireless infrastructure or associated land interests;

•	location of our wireless infrastructure;

•	financial condition of our customers, including their availability or cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;

•	cost of constructing wireless infrastructure;

•
technological changes, including those affecting (1) the number or type of wireless infrastructure or other communications sites needed to provide wireless communications services to a given geographic area or (2) the obsolescence of certain existing wireless networks; or

•	our ability to efficiently satisfy our customers' service requirements.

A slowdown in demand for wireless communications or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure or network services.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cells, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure or network services. In addition, a slowdown may increase competition for site rental customers or network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure and network services.
For 2013, approximately 88% of our consolidated revenues were derived from Sprint, T-Mobile, AT&T, and Verizon Wireless, which represented 27%, 23%, 22%, and 16%, respectively, of our consolidated net revenues, respectively, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital. See also "Item 1. Business—The Company."
Such consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of customer contracts and impact revenues from our wireless infrastructure. We expect that any termination of customer contracts as a result of this potential consolidation would be spread over multiple years as existing contracts expire. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows. See note 17 to our consolidated financial statements for a discussion of recently completed or pending customer consolidations. See "Item 7. MD&A—General Overview" for further discussion of our customers' network enhancement deployments and any related non-renewal of customer contracts.
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic or industry conditions;

•	we may find it more difficult to obtain additional financing to fund discretionary investments or other general corporate requirements or to refinance our existing indebtedness;

•
we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal or interest on our debt, thereby reducing the available cash flows to fund other projects, including the discretionary investments discussed in "Item 1. Business;"

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be adversely impacted by changes in interest rates;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations;

•	we may be limited in our ability to take advantage of strategic business opportunities, including wireless infrastructure development or mergers and acquisitions; or

•	we could fail to qualify for taxation as a REIT as a result of limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments.
Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. Certain of our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments or to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. We are currently in compliance with our debt service coverage and leverage ratios. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
CCIC and CCOC are holding companies that conduct all of their operations through their subsidiaries. Accordingly, CCIC's and CCOC's respective sources of cash to pay interest or principal on their outstanding indebtedness are distributions relating to their respective ownership interests in their subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by their subsidiaries are first applied by such subsidiaries to conduct their operations, including servicing their respective debt obligations, after which any excess cash flows generally may be paid to such holding company, in the absence of any special conditions such as a continuing event of default. However, their subsidiaries are legally distinct from the holding companies and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.
We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.
We have a substantial amount of indebtedness (approximately $11.6 billion as of December 31, 2013), which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness. Any renewed financial turmoil, worsening credit environment, weakening of the general economy, or further uncertainty could impact the availability or cost of debt financing, including with respect to any refinancing of the obligations described above or on our ability to draw the full amount of our $1.5 billion revolving credit facility that, as of February 14, 2014, has $1.1 billion of undrawn availability.
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
Future sales or issuances of a substantial number of shares of our common stock or other equity related securities may adversely affect the market price of our common stock. As of February 14, 2014, we had 334.1 million shares of common stock outstanding. In addition, we reserved 12.5 million and 13.2 million, respectively, of shares of common stock for issuance under our various stock compensation plans and our 4.50% Mandatory Convertible Preferred Stock. The dividends on our 4.50% Mandatory Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.

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
Our growth is dependent on entering into new customer contracts as well as renewing or renegotiating customer contracts when existing customer contracts terminate. We face competition for site rental customers from various sources, including:

•	other independent wireless infrastructure owners or operators, including towers, rooftops, water towers, small cells, broadcast towers, or utility poles;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; or

•	new alternative deployment methods in the wireless communication industry.
Certain wireless carriers own and operate their own towers and small cells, and certain of such carriers are larger or have greater financial resources than we have. Our small cell operations may have different competitors than our traditional site rental business, including other owners of small cells or fiber, some of which have larger networks or greater financial resources than we have. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins, or maintain or increase our market share.
The business model for our small cell operations contains certain differences from our traditional site rental business, resulting in different operational risks. If we do not successfully operate that business model or identify or manage those operational risks, such operations may produce results that are less than anticipated.
The business model for our small cell operations contains certain differences from our traditional tower operations, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), applicable laws and initial gross margins (although long-term gross margins are expected to be similar). While our small cell operations have certain risks that are similar to our tower operations, they also have certain operational risks that are different from our traditional site rental business, including the (1) use of CLEC status, (2) use of public rights-of-way, (3) use of poles owned solely by, or jointly with, third parties, or (4) risks relating to overbuilding. In addition, the rate at which wireless carriers adopt small cells may be lower or slower than we anticipate. Our small cell operations will also expose us to different safety or liability risks or hazards than our traditional site rental business as a result of numerous factors, including the location or nature of the assets involved. Because small cells are comparatively new technologies and are continuing to evolve, there may be other risks related to small cells of which we are not yet aware.
New technologies may significantly reduce demand for our wireless infrastructure or negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand or customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our wireless infrastructure as a result of such technologies may not be realized at the times or to the extent anticipated.

If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
Our property interests relating to the land interests on which our towers reside consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 9% of our site rental gross margins for the year ended December 31, 2013 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with Sprint, T-Mobile, and AT&T. We have the option to purchase these towers at the end of their respective lease terms; such options are not firm commitments and are not required. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options is as follows:

•
Approximately 16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with Sprint. We have the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

•
Approximately 15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition (as defined below), there are another approximately 1% of our towers subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

•
Approximately 22% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

Under master lease or master prepaid lease arrangements we have with T-Mobile, Sprint and AT&T, certain of our subsidiaries lease or sublease, or are otherwise granted the right to manage and operate, towers from bankruptcy remote subsidiaries of such carriers. If one of these bankruptcy remote subsidiaries nevertheless becomes a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiaries could lose their interest in the applicable sites. If our subsidiaries were to lose their interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business may be adversely impacted by various factors including competition, economic weakness or uncertainty, our market share, or changes in the type or volume of work performed.

The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions (a recent example of which is the AT&T Acquisition), increased product offerings, or other strategic growth opportunities. In the ordinary course of our business, we review, analyze, and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transaction and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	direct the time or attention of management away from other business operations toward such transactions or activities, including integrations;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business; or

•	result in current or prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers or other employees.
For example, the integration of the towers from the AT&T Acquisition is a significant undertaking and requires significant resources, as well as attention from our management team. In addition, the integration of these towers into our operations requires certain one-time costs for tasks such as tower visits and audits and ground and tenant lease verification. If we fail to successfully or efficiently integrate the towers from the AT&T Acquisition, we may not realize the benefits we expect from the AT&T Acquisition, and our business, financial condition, or results of operations may be adversely affected.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local, and foreign laws and regulations apply to our business, including those discussed in "Item 1. Business." Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.
If radio frequency emissions from wireless handsets or equipment on our wireless infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs or revenues.
The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.
Public perception of possible health risks associated with cellular or other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs, or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
Certain provisions of our certification of incorporation ("Charter"), by-laws and operative agreements, and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors. which is currently being phased out but will not be fully declassified until 2016;

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock; and

•	advance notice requirements for director nominations or actions to be taken at annual meetings.

Our by-laws permit special meetings of the stockholders to be called only upon the request of our Chief Executive Officer or a majority of the board of directors, and deny stockholders the ability to call such meetings. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover, or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
In addition, domestic or international competition laws may prevent or discourage us from acquiring wireless infrastructure in certain geographical areas or impede a merger, consolidation, takeover, or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We may be adversely effected by exposure to changes in foreign currency exchange rates relating to our operations in Australia.
Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2013, approximately 5% of our consolidated net revenues were denominated in Australian dollars. Over the past five years, the Australian dollar has strengthened by 27% against the U.S. dollar. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.
Future dividend payments to our common stockholders will reduce the availability of our cash on hand available to fund future discretionary investments, and may result in a need to incur indebtedness or issue equity securities to fund growth opportunities.  In such event, the then current economic, credit market or equity market conditions may impact the availability or cost of such financing, which could hinder our ability to grow our per share results of operations.
In February 2014, our board of directors declared a quarterly cash dividend of $0.35 per share to our common stockholders, which is expected to result in an annual aggregate payment of $470 million. See note 20 to our consolidated financial statements. Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available net operating loss carryforward (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. As a result, we anticipate making distributions to our common stockholders in the form of dividends in the future.
We have historically invested our cash from operations in discretionary investments such as (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt. Alternative means of accessing cash to fund future discretionary investments similar to those we have historically made, including through the credit or equity markets, either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.
Qualifying and remaining qualified to be taxed as a REIT involves highly technical and complex provisions of the US Internal Revenue Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends to stockholders when computing our taxable income, which would reduce our available cash.
On January 1, 2014, we began operating as a REIT for federal tax purposes. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders.
We have received opinions from special REIT tax counsel ("Special Tax Counsel") to the effect that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our method of operation enables us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2014. While we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Special Tax Counsel or by us that we will qualify as a REIT for any particular year. As such, we cannot guarantee that we will qualify or remain so qualified.
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code, then:

•	we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	if such failure to qualify occurs after the effective date of our election to be taxed as a REIT for U.S. federal income tax purposes, we would be disqualified from re-electing REIT status for the four taxable years following the year during which we were so disqualified.
Although we may have federal net operating losses available to reduce any taxable income, to the extent our federal net operating losses have been utilized or are otherwise unavailable, any such corporate tax liability could be substantial, would reduce the amount of cash available for other purposes and might necessitate the borrowing of additional funds or the liquidation of some investments to pay any additional tax liability. Accordingly, funds available for investment would be reduced.
Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs or other non-qualifying assets. This limitation may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs or certain other non-qualifying assets to exceed 25% of the fair market value of our assets at the end of any quarter, then we may fail to qualify as a REIT.
Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available net operating loss carryforward (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing or amount of future dividends will be based on a number of factors, including investment opportunities around our core business and the availability of our existing federal net operating losses of approximately $2.2 billion to reduce our REIT taxable income. In February 2014, our board of directors declared a quarterly cash dividend of $0.35 per share to our common stockholders. See note 20 to our consolidated financial statements. Any such dividends, however, are subject to the determination of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal net operating losses, or other factors deemed relevant by our board of directors.
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
From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT dividend requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock. Furthermore, the REIT dividend requirements may increase the financing we need to fund capital expenditures, future growth, or expansion initiatives, which would increase our total leverage.
In addition to satisfying the distribution test, to remain qualified as a REIT for tax purposes, we will need to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the ownership of our capital stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, or investments in the businesses to be conducted by our TRSs, and to that extent, limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, our conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.
Moreover, if we fail to comply with certain asset ownership tests, at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate assets in adverse market conditions or forgo otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

If we fail to pay scheduled dividends on the 4.50% Mandatory Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
The terms of the 4.50% Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding 4.50% Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 12 to our condensed consolidated financial statements.
We have limited experience operating as a REIT. Our failure to successfully operate as a REIT may adversely affect our financial condition, cash flow, the per share trading price of our common stock, or our ability to satisfy debt service obligations.
We have limited operating history as a REIT. In addition, our senior management team has limited experience operating a REIT. We cannot assure you that our past experience will be sufficient to operate our company successfully as a REIT, including our ability to remain qualified as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow, or ability to satisfy debt service obligations.
We expect to pursue certain REIT-related ownership limitations and transfer restrictions with respect to our capital stock.
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
Our Charter does not currently contain REIT-related limitations on the ownership or restrictions on the transfer of our capital stock. During 2014, we intend to pursue the adoption (which may be effected by merger or otherwise) of customary REIT-related ownership limitations and transfer restrictions in our Charter (or the certificate of incorporation or other equivalent governing document of a successor entity) in order to protect our ability to remain qualified as a REIT. The actual provisions that we ultimately propose will depend on a number of considerations, and those proposed provisions will be subject to approval by our board of directors and, ultimately, a vote of our common stockholders. In general, we expect that the proposed provisions will provide that, among other things and subject to certain exceptions, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in aggregate value of all classes and series of our capital stock. In addition, we expect our Charter will provide that no person may beneficially own shares of our capital stock to the extent such ownership would cause us to fail to qualify as a "domestically controlled qualified investment entity." We expect that the proposed provisions will provide that in the event any transfer of shares of stock or other event would result in a person ("Intended Transferee") beneficially or constructively owning shares in excess of an ownership limit or that would otherwise result in our disqualification as a REIT or cause us to fail to qualify as a "domestically controlled qualified investment entity," the number of shares that would cause a violation of the applicable limit, referred to as the "excess shares," will be automatically transferred to a trust for the benefit of a charitable organization selected by our board of directors. If a transfer to a trust would not avoid a violation of the ownership limitation provisions for some reason, we expect our proposed provisions to provide that such transfer of the excess shares to the Intended Transferee will be null and void and of no force or effect.
We expect our ownership limitations and transfer restrictions will provide that within a certain number of days after receiving notice of the transfer of excess shares to the charitable trust, the trustee of the trust will be required to sell the excess shares to a person who could own such shares without violating the applicable ownership limitation provision. The trustee, upon a sale of these excess shares, would distribute to the Intended Transferee an amount equal to the lesser of the price paid by the Intended Transferee for the excess shares or the net sales proceeds received by the trust for the excess shares. If the excess shares were a gift or were not a transfer for value, we anticipate that the provisions will provide that the trustee will distribute to the Intended Transferee an amount equal to the lesser of the fair market value of the excess shares as of the date of the automatic transfer to the trust or the sales proceeds received by the trust for the excess shares. Proceeds in excess of the amount distributable to the Intended Transferee would be distributed to the charitable beneficiary.
In addition, we expect that excess shares held in the trust would be deemed to have been offered for sale to us, or our designee, at a price per share equal to the lesser of (1) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a gift or other transaction not for value, the market price at the time of the gift or other transaction) and (2) the market price on the date we, or our designee, accept the offer. In such case, we would have the right to accept such offer until the trustee has sold the shares in the trust.

To the extent we propose, and our common stockholders approve the adoption of, these types of customary REIT-related ownership limitations and transfer restrictions, such ownership limitations and transfer restrictions would be applicable to all classes and series of our capital stock, and such provisions could have the effect of delaying, deferring, or preventing a takeover or other transaction in which stockholders might receive a premium for their shares over the then prevailing market price or which stockholders might believe to be otherwise in their best interest.
We expect any such ownership limitations or transfer restrictions will provide that our board of directors may, in its sole discretion, increase the 9.8% ownership limitation referred to above with respect to one or more stockholders, subject to such terms, conditions, representations, or undertakings as our board of directors deems appropriate.
Available Information and Certifications
We maintain an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of our internet website at http://investor.crowncastle.com and at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read or copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, our corporate governance guidelines, business practices, and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our internet website at http://www.crowncastle.com/investor/corpGovernance.asp, and such information is also available in print to any stockholder who requests it.
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 21, 2013 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices in the U.S. where we have high wireless infrastructure concentrations and an office in Sydney, Australia.
Wireless Infrastructure
Towers are vertical metal structures generally ranging in height from 50 to 500 feet. In addition, wireless communications equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land with an average size of approximately 20,000 square feet. These tracts of land support the towers, equipment shelters, and where applicable, guyed wires to stabilize the structure. Our small cells are typically located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure, including utility poles or street lights, or are located at venues or universities. To date, our small cells are DAS, which is a network of antennas for the benefit of wireless carriers and is connected by fiber to communication hubs designed to facilitate wireless communications.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including with respect to our land interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2013.

Approximately 82% of our debt is secured. Nearly all of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See note 7 to our consolidated financial statements.
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with Sprint, T-Mobile, and AT&T. We have the option to purchase these towers at the end of their respective lease terms; such options are not firm commitments and are not required. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.Substantially all of our wireless infrastructure can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure. Additionally, if so inclined as a result of a customer request for a new co-location or amendment of an existing installation, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions. As of December 31, 2013, the average number of tenants (defined as a unique license or any related amendments thereto for count purposes) per tower is approximately 2.4 on our towers, which is inclusive of the impact of the towers acquired as a result of the T-Mobile Acquisition and AT&T Acquisition that have a lower average tenancy than the remainder of our portfolio. The following is a summary of the number of existing tenants per tower as of December 31, 2013 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	6%
Five	6%
Four	10%
Three	16%
Two	22%
Less than two	40%
Total	100%

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning or variance matters, condemnation, or wrongful termination claims. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

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

	High	Low
2013:
First Quarter	$75.50	$66.13
Second Quarter	81.16	66.95
Third Quarter	78.00	66.73
Fourth Quarter	77.22	69.87
2012:
First Quarter	$55.99	$44.62
Second Quarter	59.26	51.86
Third Quarter	66.11	57.60
Fourth Quarter	72.30	63.42
As of February 14, 2014, there were approximately 910 holders of record of our common stock.
Dividend Policy
To date, we have not paid cash dividends on our common stock. It has been our policy to utilize all of our net cash provided by operating activities to engage in discretionary investments such as those discussed in "Item 1. Business." In February 2014, our board of directors declared a quarterly cash dividend of $0.35 per share to our common stockholders. The declaration amount and payment of any future dividends, however, are subject to the determination of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal net operating losses, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing and amount of future dividends will be based on a number of factors, including investment opportunities around our core business and the availability of our existing federal net operating losses of approximately $2.2 billion to reduce our taxable income (see "Item 7. MD&A— General Overview").
See note 20 to our consolidated financial statements for a discussion of our recently declared quarterly dividend. See note 12 to our consolidated financial statements for a discussion of our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index and the Dow Jones Telecommunication Equipment Index for the period commencing December 31, 2008 and ending December 31, 2013. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2008	2009	2010	2011	2012	2013
Crown Castle International Corp.	$100.00	$222.07	$249.32	$254.84	$410.47	$417.69

S&P 500 Market Index	100.00	126.46	145.51	148.59	172.37	228.19
DJ Telecommunication Equipment Index	100.00	150.82	155.80	143.49	157.49	191.24
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2013, and as of December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements.

	Years Ended December 31,
	2013	(a)	2012	(a)	2011	2010	2009
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$2,503,620		$2,124,190		$1,853,550	$1,700,761	$1,543,192
Network services and other	518,764		308,490		179,179	177,897	142,215
Net revenues	3,022,384		2,432,680		2,032,729	1,878,658	1,685,407
Operating expenses:
Costs of operations(b):
Site rental	725,109		539,239		481,398	467,136	456,560
Network services and other	321,687		189,750		106,987	114,241	92,808
Total costs of operations	1,046,796		728,989		588,385	581,377	549,368
General and administrative	238,702		212,572		173,493	165,356	153,072
Asset write-down charges	14,863		15,548		22,285	13,687	19,237
Acquisition and integration costs	26,005		18,298		3,310	2,102	—
Depreciation, amortization and accretion	774,215		622,592		552,951	540,771	529,739
Operating income (loss)	921,803		834,681		692,305	575,365	433,991
Interest expense and amortization of deferred financing costs(c)	(589,630)		(601,044)		(507,587)	(490,269)	(445,882)
Gains (losses) on retirement of long-term obligations(c)	(37,127)		(131,974)		—	(138,367)	(91,079)
Net gain (loss) on interest rate swaps(d)	—		—		—	(286,435)	(92,966)
Interest income	1,355		4,556		666	2,204	2,967
Other income (expense)	(3,872)		(5,392)		(5,577)	(603)	2,446
Income (loss) before income taxes	292,529		100,827		179,807	(338,105)	(190,523)
Benefit (provision) for income taxes(e)	(198,628)		100,061		(8,347)	26,846	76,400
Net income (loss)(f)	93,901		200,888		171,460	(311,259)	(114,123)
Less: Net income (loss) attributable to the noncontrolling interest	3,790		12,304		383	(319)	209
Net income (loss) attributable to CCIC stockholders	90,111		188,584		171,077	(310,940)	(114,332)
Dividends on preferred stock and losses on purchases of preferred stock(g)	(11,363)		(2,629)		(22,940)	(20,806)	(20,806)
Net income (loss) attributable to CCIC common stockholders	$78,748		$185,955		$148,137	$(331,746)	$(135,138)
Net income (loss) attributable to CCIC common stockholders, per common share - basic and diluted	$0.26		$0.64		$0.52	$(1.16)	$(0.47)
Weighted-average common shares outstanding (in thousands):
Basic	298,083		289,285		283,821	286,764	286,622
Diluted	299,293		291,270		285,947	286,764	286,622

	Years Ended December 31,
	2013	(a)	2012	(a)	2011	2010	2009
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$1,237,656		$772,557		$643,454	$603,430	$571,256
Net cash provided by (used for) investing activities	(5,520,969)		(4,199,596)		(399,865)	(390,949)	(172,145)
Net cash provided by (used for) financing activities(c)	4,063,133		3,786,803		(275,712)	(866,624)	214,396
Ratio of earnings to fixed charges(h)	1.4		1.1		1.3	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$223,394		$441,364		$80,120	$112,531	$766,146
Property and equipment, net	8,947,677		6,917,531		4,861,227	4,893,651	4,895,983
Total assets	20,594,908		16,088,709		10,545,096	10,469,529	10,956,606
Total debt and other long-term obligations(c)	11,594,500		11,611,242		6,885,699	6,778,894	6,579,150
Total CCIC stockholders' equity(i)	6,926,717		2,938,746		2,386,245	2,445,373	2,936,241

(a)	Inclusive of the impact of acquisitions. See note 3 to our consolidated financial statements.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)
Over the last five years, we have used debt to refinance other debt and fund discretionary investments such as acquisitions. We maintain debt leverage at levels that we believe optimize our weighted-average cost of capital. During 2013 and 2012, we (1) refinanced debt to lower rates and extend maturities and (2) borrowed to fund our acquisitions. See notes 7 and 20 to our consolidated financial statements for additional information regarding our debt during 2013 and 2012. During 2010 and 2009, we issued $3.5 billion and $2.9 billion face value of debt, respectively, and purchased and repaid $3.4 billion and $2.4 billion face value of debt, respectfully. These refinancings extended the maturities of our debt portfolio. We incurred losses on the purchase and repayment of this debt. See also "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations".

(d)
The 2010 and 2009 amounts are predominately losses on various interest rate swaps that no longer qualified for hedge accounting and included swaps that were no longer economic hedges. As of December 31, 2013, we had no interest rate swaps outstanding.

(e)
See notes 10 and 20 to our consolidated financial statements regarding our tax position as of and for the years ended December 31, 2013, 2012 and 2011 including our reversal of valuation allowances in 2012 and our derecognition of net deferred tax assets in 2013 related to our REIT election.

(f)
No cash dividends on our common stock were declared or paid in 2013, 2012, 2011, 2010 or 2009. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" regarding our intention to commence a dividend on our common stock during the first quarter of 2014.

(g)
In 2012, we converted our 6.25% redeemable convertible preferred stock into shares of our common stock. In October 2013, we issued our 4.50% Mandatory Convertible Preferred Stock. See notes 11 and 12 to our consolidated financial statements.

(h)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2010 and 2009 earnings were insufficient to cover fixed charges by $338.1 million and $190.5 million, respectively.

(i)
In October 2013, we issued 41.4 million shares of common stock, which generated net proceeds of $3.0 billion and approximately 9.8 million shares of 4.50% Mandatory Convertible Preferred Stock, which generated net proceeds of $950.9 million to partially fund the AT&T Acquisition. See notes 3 and 12 to our consolidated financial statements regarding the AT&T Acquisition and October Equity Financings.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared wireless infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, certain key terms of our lease agreements, and growth trends in the wireless communications industry. Site rental revenues represented 83% of our 2013 consolidated net revenues. CCUSA, our largest operating segment, accounted for 95% of our 2013 site rental revenues.
The following are certain highlights of our business fundamentals and results as of and for the year ended December 31, 2013:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦	Our site rental revenues grew $379 million, or 18%, from the full year 2012 to 2013. Our 2013 site rental revenues growth was impacted by:

▪
Our acquisitions in 2012, including the acquisition of certain subsidiaries of Wireless Capital Partners, LLC ("WCP Acquisition"), the acquisition of NextG Networks, Inc. ("NextG Acquisition"), and the T-Mobile Acquisition (collectively the "2012 Acquisitions") and, to a lesser extent, the AT&T Acquisition (see note 3 to our consolidated financial statements); and

▪
The fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain LTE upgrades.  We have done so by increasing the future contracted revenue above that of a typical escalation over a period of time, typically a three or four year period.  As a result, for any given period, the increase in cash revenue may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition (see note 2 to our consolidated financial statements).

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately eight years, exclusive of renewals at the customer's option, representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, T-Mobile, AT&T, and Verizon Wireless collectively accounted for 88% and 86% of consolidated revenues and site rental revenues, respectively, after giving effect to T-Mobile's acquisition of Metro PCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless. See also "Item 1A. Risk Factors" and note 17 to our consolidated financial statements.

•	Majority of land interests under our towers under long-term control

◦
Approximately nine-tenths and three-fourths of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent more than one-third of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	66% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.2 billion.

◦
We believe our core business of providing access to our wireless infrastructure can be characterized as a stable cash flow stream, which we expect to grow as a result of anticipated demand for our wireless infrastructure and contractual escalators.

•	Capital allocated to drive long-term stockholder value (see also "Item 7. MD&A—Liquidity and Capital Resources" )

◦
Historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt.

◦	In addition to the AT&T Acquisition, described under "—AT&T Acquisition and Financing" below, discretionary investments during 2013 included:

▪
Discretionary capital expenditures of $520.1 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure, and land purchases.

▪	The purchase of 1.4 million shares of our common stock for $99.5 million.

◦	Other investing and financing activities during 2013 included the following:

▪
In April 2013, we refinanced all of the outstanding Tranche B Term Loans, which effectively lowered the credit spread by 75 basis points. In August 2013, we issued $800.0 million of incremental Tranche B Term Loans. In December 2013, we amended our credit facility to (1) extend the maturity of our $1.5 billion senior secured revolving credit facility ("2012 Revolver") and Tranche A Term Loans, (2) lower the credit spread on the 2012 Revolver and Tranche A Term Loans to a per annum rate equal to LIBOR plus an interest rate margin in average between 1.50% and 2.25%, based on CCOC's total net leverage ratio, and (3) issued $500.0 million of incremental Tranche B Term Loans and $200.0 million of Tranche A Term Loans, whose combined net proceeds were used to repay a portion of the amounts then outstanding under the 2012 Revolver. See notes 7 and 20 to our consolidated financial statements, including with respect to the extension of maturity of the Tranche B Term Loans in January 2014.

▪	In January 2013, we completed the repurchase and redemption of all of our outstanding 9% senior notes and 7.75% secured notes.
The following are certain highlights of our 2014 outlook that impact our business fundamentals described above.

•
We expect that our full year 2014 site rental revenue growth will also be impacted by both of the items that impacted our 2013 site rental revenue growth, namely pre-sold arrangements and acquisitions (including a substantial expected contribution from the AT&T Acquisition). See note 3 to our consolidated financial statements for further discussion of our AT&T Acquisition.

•	We expect the site rental revenue contribution from new tenant installations to increase in 2014 from 2013, as a result of our customers' focus on improving network quality and capacity.

•
Additionally, we do not expect that recent customer consolidations, or any related non-renewal of customer contracts anticipated in 2014 and 2015, will have a material adverse effect on our operations or cash flows for 2014 or subsequent periods. We expect a reduction to our consolidated site rental revenues (approximately 1% in 2014 and an approximately 2% reduction coming after 2014) as a result of Sprint's non-renewal of tenant contracts stemming from Sprint's decommissioning of its iDEN network.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2014.
AT&T Acquisition and Financing
In October 2013, we entered into a definitive agreement with AT&T to acquire, for approximately $4.827 billion in cash, exclusive rights to AT&T towers which, as of December 31, 2013, comprise approximately 24% of our towers.  Pursuant to a prepaid lease agreement entered into in connection with the AT&T Acquisition, we have the exclusive right to lease or sublease or operate and manage, for a weighted-average term of approximately 28 years, towers which, as of December 31, 2013, comprise 22% of our towers.  In addition, pursuant to the AT&T Transaction, we purchased towers from AT&T which, as of December 31, 2013, comprise approximately 2% of our towers. On December 16, 2013, we closed on the AT&T Acquisition. See notes 1 and 3 to our consolidated financial statements for a further discussion of the terms of the AT&T Acquisition, including our option to purchase the leased sites at the end of the respective lease terms.

To finance the AT&T Acquisition, we utilized proceeds from the October Equity Financings and borrowings under the 2012 Revolver, as well as cash on hand. The October Equity Financings consisted of the issuance of (1) 41.4 million shares of our common stock, which generated net proceeds of $3.0 billion and (2) approximately 9.8 million shares of our 4.50% Mandatory Convertible Preferred Stock, which generated net proceeds of $950.9 million. In December 2013, we borrowed $865.0 million from our 2012 Revolver. Subsequent to the borrowing from our 2012 Revolver, we (1) issued $500.0 million of Incremental Tranche B-2 Term Loans and (2) issued $200.0 million of Incremental Tranche A Term Loans to repay a portion of the then outstanding 2012 Revolver. See notes 7 and 12 to our consolidated financial statements for a further discussion of the financing of the AT&T Acquisition.
REIT Election
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local, and foreign taxes on our income or assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. Our small cells will initially be included in one or more wholly-owned TRSs. We have submitted a private letter ruling request with the IRS regarding whether certain components of our small cell business and the related rents qualify as real property under Code Section 856 and thus can be included in our REIT. Additionally, we will include in TRSs our tower operations in Australia and may include certain other assets and operations in TRSs. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our net operating loss carryforwards ("NOLs"), (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing and amount of future dividends that we may make as a REIT will be based on a number of factors, including investment opportunities around our core business and our federal net operating losses of approximately $2.2 billion (see note 10 to our consolidated financial statements).
In connection with completing the steps necessary to qualify to operate as a REIT, in December 2013 we de-recognized the net deferred tax assets and liabilities related to the entities included in the REIT resulting in a corresponding net non-cash income tax charge of $67.4 million. The de-recognition of the deferred tax assets and liabilities was recorded upon completion of all necessary actions to qualify as a REIT and receipt of final approval from our board of directors.
See notes 10 and 20 to our consolidated financial statements and "Item 1A—Risk Factors" for additional information concerning our REIT election.
Announcement of Plan to Initiate Common Stock Dividend
In February 2014, our board of directors declared a quarterly cash dividend of $0.35 per share to our common stockholders, which is expected to result in an annual aggregate payment of $470 million. See notes 12 and 20 to our consolidated financial statements.

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
Comparison of Consolidated Results
The following is a comparison of our 2013, 2012 and 2011 consolidated results of operations:

	Years Ended December 31,			Percent Change(b)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands of dollars)
Net revenues:
Site rental	$2,503,620	$2,124,190	$1,853,550	18%	15%
Network services and other	518,764	308,490	179,179	68%	72%
Net revenues	3,022,384	2,432,680	2,032,729	24%	20%
Operating expenses:
Costs of operations(a):
Site rental	725,109	539,239	481,398	34%	12%
Network services and other	321,687	189,750	106,987	70%	77%
Total costs of operations	1,046,796	728,989	588,385	44%	24%
General and administrative	238,702	212,572	173,493	12%	23%
Asset write-down charges	14,863	15,548	22,285	*	*
Acquisition and integration costs	26,005	18,298	3,310	*	*
Depreciation, amortization and accretion	774,215	622,592	552,951	24%	13%
Total operating expenses	2,100,581	1,597,999	1,340,424	31%	19%
Operating income (loss)	921,803	834,681	692,305	10%	21%
Interest expense and amortization of deferred financing costs	(589,630)	(601,044)	(507,587)	(2)%	18%
Gains (losses) on retirement of long-term obligations	(37,127)	(131,974)	—	*	*
Net gain (loss) on interest rate swaps	—	—	—	*	*
Interest income	1,355	4,556	666	*	*
Other income (expense)	(3,872)	(5,392)	(5,577)	*	*
Income (loss) before income taxes	292,529	100,827	179,807	*	*
Benefit (provision) for income taxes	(198,628)	100,061	(8,347)	*	*
Net income (loss)	93,901	200,888	171,460	*	*
Less: Net income (loss) attributable to the noncontrolling interest	3,790	12,304	383	*	*
Net income (loss) attributable to CCIC stockholders	$90,111	$188,584	$171,077	*	*
Dividends on preferred stock and losses on purchases of preferred stock	$(11,363)	$(2,629)	$(22,940)	*	*
Net income (loss) attributable to CCIC common stockholders	$78,748	$185,955	$148,137

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(b)	Inclusive of the impact of foreign exchange fluctuations. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments—CCAL."
2013 and 2012. Our consolidated results of operations for 2013 and 2012, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 85% and 77% of consolidated net income (loss) attributable to CCIC stockholders. Our operating segment results for 2013 and 2012, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").

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
Comparison of Operating Segments
Our reportable operating segments for 2013 are (1) CCUSA, consisting of our U.S. operations and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
See note 17 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector or other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles ("GAAP").
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense (see note 13 to our consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 17 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—2013 and 2012. See note 3 in our consolidated financial statements for further discussion of the impact of the 2012 Acquisitions and the AT&T Acquisition.
Net revenues for 2013 increased by $579.4 million, or 25%, from 2012. This increase in net revenues resulted from an increase in (1) site rental revenues of $370.3 million, or 19% , and (2) network services and other revenues of $209.1 million, or 73%, in each case as compared to 2012.
This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions, and cancellations of customer contracts. The 2012 Acquisitions and the AT&T Acquisition also increased our site rental revenues from 2012 to 2013 by 14% (based on initial run rate revenues from these acquisitions). See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2013 increased by $187.1 million, or 12%, from 2012. The increase in the site rental gross margins was related to the previously mentioned 19% increase in site rental revenues. Site rental gross margins for 2013 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $187.1 million incremental margin represents 51% of the related increase in site rental revenues, inclusive of impact of acquisitions.
Network services and other gross margin for 2013 increased by $78.7 million, or 71%, from 2012. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades, the increase in our market share and the general volatility in the volume and mix of network services work. Our network services offering is of a variable nature as these revenues are not under long-term contracts.

General and administrative expenses for 2013 increased by $28.6 million, or 15%, from 2012 but decreased to 7% of net revenues in 2013 from 8% of net revenues in 2012. General and administrative expenses are inclusive of stock-based compensation charges. See also note 13 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our wireless infrastructure.
Adjusted EBITDA for 2013 increased by $235.8 million, or 16%, from 2012. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities and the 2012 Acquisitions.
Depreciation, amortization, and accretion for 2013 increased by $149.9 million, or 25%, from 2012. This increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition and the T-Mobile Acquisition.
Interest expense and amortization of deferred financing costs decreased $11.4 million, or 2%, from 2012 to 2013, as a result of our refinancings during 2012 and 2013, partially offset by additional borrowings to fund the 2012 Acquisitions and the AT&T Acquisition. During 2012 and 2013, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for our acquisitions, (3) the refinancing of certain of our debt, and (4) the extension of certain of our debt maturities. See "Item 7. MD&A—Liquidity and Capital Resources."
As a result of our debt transactions, we incurred a net loss of $37.1 million for 2013, inclusive of (1) non-cash losses of $1.1 million resulting from the write-off of deferred financing costs and discounts and (2) cash losses of $36.0 million including with respect to make whole payments. During 2012, as a result of repurchasing and redeeming certain of our debt, we incurred a net loss of $132.0 million, inclusive of (1) non-cash losses of $48.1 million resulting from the write-off of deferred financing costs and discounts and (2) cash losses of $83.9 million including with respect to make whole payments. For a further discussion of the debt refinancings, see notes 7 and 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2012 and 2013 predominately related to the 2012 Acquisitions and AT&T Acquisition. See note 3 to our consolidated financial statements.
The benefit (provision) for income taxes for 2013 was a provision of $191.0 million compared to a benefit of $60.1 million for 2012. For 2013, the effective tax rate differed from the federal statutory rate predominately due to the de-recognition of deferred tax assets and liabilities related to our REIT election resulting in a non-cash income tax charge of $67.4 million. For 2012, the effective tax rate differed from the federal statutory rate predominately due to a valuation allowance reversal of $115.2 million resulting from (1) the NextG acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders for 2013 was income of $76.5 million compared to income of $144.6 million for 2012. The decrease in net income was predominately due to a change in our benefit (provision) for income taxes as discussed above, partially offset by (1) the growth in our existing business, (2) a decrease in interest expense, and (3) a decrease in the net losses on the retirement of debt.
Dividends on preferred stock and losses on purchases of preferred stock for 2013 is inclusive of the dividends related to our 4.50% Mandatory Convertible Preferred Stock.
CCAL—2013 and 2012. The increases and decreases between 2013 and 2012 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2013 was approximately 0.9687, a decrease of approximately 6% from approximately 1.036 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2013 increased by $10.3 million, or 7%, from 2012. Site rental revenues for 2013 increased by $9.1 million, or 7%, from 2012. The decrease in the exchange rate negatively impacted net revenues by 7% in 2013 from 2012. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and cancellations of customer contracts.
Site rental gross margins for 2013 increased by $6.4 million, or 7%, from 2012 and Adjusted EBITDA for 2013 increased by $5.7 million, or 8%, from 2012. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.

Net income (loss) attributable to CCIC stockholders for 2013 was net income of $13.6 million, compared to net income of $44.0 million for 2012, inclusive of income tax benefit of $39.9 million resulting from the reversals of the valuation allowance related to deferred tax assets. In addition to the valuation allowance reversal, net income was favorably impacted by the growth in the site rental business.
CCUSA—2012 and 2011. See note 3 to our consolidated financial statements for further discussion of the impact of the 2012 Acquisitions.
Net revenues for 2012 increased by $379.8 million, or 20%, from 2011. This increase in net revenues resulted in part from an increase in site rental revenues of $256.1 million, or 15%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, acquisitions, escalations, and cancellations of customer contracts. The 2012 Acquisitions increased our site rental net revenues from 2011 to 2012 by 6% (based on initial run rate revenues from these acquisitions). See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2012 increased by $199.3 million, or 15%, from 2011. The increase in site rental gross margins was related to the previously mentioned 15% increase in site rental revenues. Site rental gross margins for 2012 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $199.3 million incremental margin represents 78% of the related increase in site rental revenues.
Network services and other revenues for 2012 increased by $123.8 million, or 77%, from 2011, and the related gross margin increased by $46.1 million, or 70%, from 2011. The increase in our gross margin from our network services and other revenues is a reflection of the carrier network enhancements such as LTE upgrades and the general volatility in the volume and mix of such work. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2012 increased by $33.2 million, or 22%, from 2011 but were 8% of net revenues for both 2012 and 2011. General and administrative expenses are inclusive of stock-based compensation charges, which increased $5.7 million during 2012 primarily related to a non-recurring stock grant. See also note 13 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our wireless infrastructure.
Adjusted EBITDA for 2012 increased by $235.5 million, or 19%, from 2011. Adjusted EBITDA was positively impacted by the growth in our site rental, as well as the contributions from network services activities and acquisitions.
Depreciation, amortization, and accretion for 2012 increased by $68.7 million, or 13%, from 2011. The increase predominately resulted from the fixed asset and intangible asset additions related to the NextG Acquisition and the T-Mobile Acquisition.
During 2012, we completed several debt transactions. These financing transactions provided funding for the 2012 Acquisitions as well as refinanced certain of our debt and extending our debt maturities. As a result of repurchasing and redeeming certain of our debt, we incurred a net loss of $132.0 million for 2012, inclusive of (1) non-cash losses of $48.1 million resulting from the write-off of deferred financing costs and discounts and (2) cash losses of $83.9 million including with respect to make whole payments. During 2011, we had no significant debt transactions. The increase in interest expense and amortization of deferred financing costs of $93.8 million, or 18%, in 2012 resulted predominately from the increase in debt outstanding. For a further discussion of the debt refinancings, including the impact to our results of operations related to the January 2013 Debt Retirements, see notes 7 and 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2012 predominately related to the NextG Acquisition and T-Mobile Acquisition. See note 3 to our consolidated financial statements.
Benefit (provision) for income taxes for 2012 was a benefit of $60.1 million inclusive of a valuation allowance reversal of $115.2 million resulting from (1) the NextG Acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. For 2012 and 2011, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred valuation allowances and the net impact of state taxes. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 in our consolidated financial statements.

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
Dividends on preferred stock and losses on purchases of preferred stock for 2011 is inclusive of the dividends related to the 6.25% redeemable convertible preferred stock, which was converted in 2012.
CCAL—2012 and 2011. The increases and decreases between 2012 and 2011 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2012 was approximately 1.04, an increase of approximately 1% from approximately 1.03 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2012 increased by $20.1 million, or 16%, from 2011. Site rental revenues for 2012 increased by $14.6 million, or 13%, from 2011. The increase in the exchange rate did not have a significant impact on the growth from 2012 to 2011. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and cancellations of customer contracts. Net revenues were also impacted by a $5.5 million increase in network services and other revenues.
Site rental gross margins for 2012 increased by $13.5 million, or 18%, from 2011, and Adjusted EBITDA for 2012 increased by $10.3 million, or 17%, from 2011. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to previously mentioned growth in our site rental revenues.
Net income (loss) attributable to CCIC stockholders for 2012 was a net income of $44.0 million, inclusive of income tax benefit of $39.9 million resulting from the reversals of the valuation allowance related to deferred tax assets, compared to a net income of $3.0 million for 2011, inclusive of income tax provision of $2.2 million. The increase in net income was primarily related to the change in income tax benefit (provision) and the previously mentioned increase in net revenues.

Liquidity and Capital Resources
Overview
General. We believe our core business can be characterized as a stable cash flow stream, generated by revenues under long-term contracts (see "Item 7. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our expected (1) principal amortization payments, (2) common and preferred dividend payments (see notes 12 and 20 to our consolidated financial statements), and (3) capital expenditures, and we thus expect to have excess cash available for discretionary investments. We seek to allocate the net cash provided by our operating activities in a manner that will enhance long-term stockholder value. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments, such as for the 2012 Acquisitions and the AT&T Acquisition.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  We target a leverage ratio of approximately four to six times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. Historically, we have paid and we expect to continue to pay minimal cash income taxes as a result of our net operating loss carryforwards and our recent REIT conversion. See "Item 7. MD&A—General Overview" and note 10 to our consolidated financial statements.
Historically, we have endeavored to utilize our net cash provided by operating activities to engage in discretionary investments. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. We expect to continue to utilize cash flow after dividends in a manner consistent with our past practice, which we believe will maximize long-term stockholder value. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. See "Item 7. MD&A—General Overview" and notes 12 and 20 to our consolidated financial statements. See also "Item 1A—Risk Factors."
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2013. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and notes 7 and 20 to our consolidated financial statements for additional information regarding our debt.

December 31, 2013
(In thousands of dollars)
Cash and cash equivalents(a)	$223,394
Undrawn revolving credit facility availability(b)	1,126,000
Restricted cash	188,526
Debt and other long-term obligations	11,594,500
Total equity	6,941,175

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability, and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $101 million (principal payments), (2) capital expenditures in excess of $500 million (sustaining and discretionary), (3) common stock dividend payments expected to be an annual aggregate payment of approximately $470 million, and (4) 4.50% Mandatory Convertible Preferred Stock dividend payments of approximately $45 million. As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate that we will be required to access the capital markets to refinance our existing debt until at least 2015. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2013.

Summary Cash Flows Information

	Years Ended December 31,
	2013	2012	2011
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$1,237,656	$772,557	$643,454
Investing activities	(5,520,969)	(4,199,596)	(399,865)
Financing activities	4,063,133	3,786,803	(275,712)
Effect of exchange rate changes on cash	2,210	1,480	(288)
Net increase (decrease) in cash and cash equivalents	$(217,970)	$361,244	$(32,411)
Operating Activities
The increase in net cash provided by operating activities for 2013 from 2012 and 2011 was due primarily to (1) growth in our core business, including the 2012 Acquisitions and a year over year incremental increase of $99.0 million in customer prepaid rent and (2) growth in our network services. Changes in working capital, and particularly changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest, can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
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
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2013	2012	2011
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$84,555	$134,171	$196,380
Wireless infrastructure construction and improvements	435,535	270,106	128,171
Sustaining	47,720	37,106	23,391
Total	$567,810	$441,383	$347,942
Our sustaining capital expenditures have historically been less than 2% of net revenues annually. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to use in excess of $500 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2014. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments. The following is a discussion of certain aspects of our capital expenditures:

•
We endeavor to further extend or purchase (including fee interest and perpetual easements) the land interests under our towers. Changes in the mix between purchases and extensions of ground leases may impact the amount of capital expenditures related to purchases of land interests in any given period. The decrease in purchases of land interests from 2011 to 2012 was driven by a single transaction during 2011 for $87.7 million for perpetual easements and other interests.

•
Capital expenditures for wireless infrastructure improvements and other increased from 2012 to 2013 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds or improvements. Capital expenditures for construction of wireless infrastructure increased from 2011 to 2012 primarily as a result of additional small cell network builds. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions.  Acquisitions consist of the acquisition of businesses such as towers, small cells, and third party land sites. See notes 3 and 5 to our consolidated financial statements for a discussion of the AT&T Acquisition and the 2012 Acquisitions.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (expected to be approximately $470 million in 2014), paying dividends on our 4.50% Mandatory Convertible Preferred Stock (expected to be approximately $45 million in 2014), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 12 and 20 to our consolidated financial statements.
In 2012, our financing activities predominately related to the issuance and borrowing of an aggregate $6.5 billion of face value of debt which provided funding for the 2012 Acquisitions, as well as the refinancing of our credit facility and the repurchase and redemption of the 7.75% secured notes and the 9% senior notes, which lowered our cost of debt. In 2013, our financing activities predominately related to our October Equity Financings and our senior secured credit facility ("2012 Credit Facility") borrowings and amendments. See "Item 7. MD&A—Liquidity and Capital Resources—Overview"
Incurrence of Debt. See note 7 to our consolidated financial statements for a discussion of our issuances of debt during 2012 and 2013, which extended the maturities of our debt portfolio, provided funding for our acquisitions and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." Highlights of the security for our debt is as follows:

•
Approximately 82% of our debt is secured. Nearly all of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See note 7 to our consolidated financial statements.

•	We have pledged certain of our deposit accounts in connection with certain of our debt agreements.

Debt Purchases and Repayments. See note 7 to our consolidated financial statements for a summary of our repurchases, redemptions and repayments of debt during 2012 and 2013.
Common Stock. As of December 31, 2013, 2012, and 2011, we had 334.1 million, 293.2 million, and 284.4 million common shares outstanding, respectively. In October 2013, we issued 41.4 million shares of common stock, the net proceeds of which were used to partially fund the AT&T Acquisition. During the three years ended December 31, 2013, 2012, and 2011, we purchased an aggregate of 1.4 million, 0.7 million, and 7.4 million shares, respectively, of common stock. We may continue to purchase our common stock in the future as we seek to allocate capital to discretionary investments in a manner that we believe will enhance long-term stockholder value. Since the beginning of 2011, we have purchased an aggregate of 9.5 million shares of common stock for $438.9 million, which purchases we believe are consistent with our objective to increase long-term stockholder value.In February 2014, our board of directors declared a quarterly cash dividend of $0.35 per share to our common stockholders, which is expected to result in an annual aggregate payment of $470 million. See "Item 1. Business—Strategy" and notes 12 and 20 to our consolidated financial statements.
Preferred Stock. In October 2013, we issued 9.8 million shares of 4.50% Mandatory Convertible Preferred Stock, the net proceeds of which were used to partially fund the AT&T Acquisition. Unless converted earlier, each outstanding share of the 4.50% Mandatory Convertible Preferred Stock will automatically convert on November 1, 2016 into between 1.0811 and 1.3513 shares of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments.
In February 2012, we converted all of the outstanding 6.25% redeemable convertible preferred stock into common stock. See note 11 to our consolidated financial statements.
Revolving Credit Facility. In January 2012, we refinanced our previously outstanding credit facility with a new credit facility that consisted of a $1.0 billion revolving credit facility and $2.1 billion of term loan facilities. As of December 31, 2013, our term loan facilities were comprised of $662.5 million of Tranche A Term Loans and $2.9 billion of Tranche B Term Loans. The proceeds of the 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, and purchases of our common stock. See notes 3 and 5 to our consolidated financial statements. Typically, we use the 2012 Revolver to fund discretionary investments and not for operating activities, such as working capital, which are typically funded by net cash provided by operating activities. As of February 14, 2014, there is $354.0 million outstanding under our $1.5 billion revolving credit facility, and there is $1.1 billion of undrawn availability under the 2012 Revolver. During 2013, we repaid a total of $1.9 billion (which was primarily funded by our issuance of terms loans) and borrowed $1.0 billion under the 2012 Revolver (which was used to partially fund the AT&T acquisition). The weighted-average interest rate as of December 31, 2013 was 2.2% on the 2012 Revolver. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Restricted Cash. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. During 2012, $316.6 million of restricted cash was held by the trustee in connection with the redemption of the 7.75% secured notes. That amount was subsequently released in January 2013 when the 7.75% secured notes were redeemed in their entirety. See also notes 2 and 7 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2013. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)) and the WCP securitized notes (see footnote (d)).

	Years Ending December 31,
Contractual Obligations(a)	2014	2015	2016	2017	2018	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)(c)	$100,550	$99,750	$114,418	$612,677	$997,390	$9,663,761	$11,588,546
Interest payments on debt and other long-term obligations(c)(d)	501,099	520,556	566,520	618,196	634,818	8,115,882	10,957,071
Lease obligations(e)	565,587	573,059	578,551	582,231	583,775	7,546,074	10,429,277
Other	4,656	2,053	1,259	157	—	—	8,125
Total contractual obligations	$1,171,892	$1,195,418	$1,260,748	$1,813,261	$2,215,983	$25,325,717	$32,983,019
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2013, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.2 billion. As of December 31, 2013, the net present value of these asset retirement obligations was approximately $118.4 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure. See note 15 to our consolidated financial statements.

•
We have the option to purchase approximately 53% of our towers that are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T at the end of their respective lease terms; such options are not firm commitments and are not required. See note 1 to our consolidated financial statements.

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million, and $1.3 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2013 Excess Cash Flow of the issuers of the tower revenue notes was approximately $516.7 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(c)
The impact of principal payments that will commence following the anticipated repayment dates of our WCP securitized notes are not included. The anticipated repayment date is 2015 for each class of the WCP securitized notes. If the WCP securitized notes with a current face value of $278.5 million are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the WCP securitized notes) of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2013 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $10 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(e)
Amounts relate primarily to lease obligations for the land interests on which our wireless infrastructure resides and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.

The following table summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2013. As of December 31, 2013, the leases for land interests under our towers had an average remaining life in excess of 30 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

Remaining Term, In Years(a)	Percent of Total Towers	Percent of Total Site Rental Gross Margins(b)(c)
Owned(d)	19%	37%
20+ years	38%	39%
10 years to less than 20 years	28%	15%
5 years to less than 10 years	10%	7%
1 year to less than 5 years	4%	2%
0 to less than 1 year	1%	—%
Total	100%	100%

(a)	Inclusive of renewal terms at our option.

(b)	For the year ended December 31, 2013.

(c)	Without consideration of the term of the customer contract agreement.

(d)	Inclusive of fee interests and perpetual easements.
Debt Covenants
Our debt obligations contain covenants, including (1) financial maintenance covenants, (2) restrictive negative covenants, or (3) other non-financial covenants. These restrictive negative covenants place restrictions on CCIC or our subsidiaries and may limit our ability to, among other things, incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends, or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants.
Factors that are likely to determine our subsidiaries' ability to comply with their current or future financial maintenance covenants include their (1) financial performance, (2) levels of indebtedness, or (3) debt service requirements. Given the current level of indebtedness and debt service requirements of our subsidiaries, the primary risk of a financial maintenance covenant violation would be from a deterioration of a subsidiary's financial performance. If we fail to comply with our financial maintenance covenants, we will be in default under our debt agreements, which could cause the maturity of a substantial portion of our long-term indebtedness to be accelerated or limit our access to additional borrowings under these debt agreements as long as such covenant violation continues. If certain of our operating subsidiaries were to default on the debt, the trustee could seek to pursue the collateral securing the debt, in which case we could lose the wireless infrastructure and the future cash flows associated with such wireless infrastructure. We currently have no financial maintenance covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants over the near and long-term. See "Item 1A. Risk Factors."
The following are select ratios applicable to the financial maintenance and restrictive negative covenants under our debt agreements governing our 2012 Credit Facility and certain of our notes.

Debt	Borrower / Issuer	Covenant(a)	Covenant Level Requirement		As of December 31, 2013
Maintenance Financial Covenants(b)
2012 Credit Facility	CCOC	Total Net Leverage Ratio	< 6.00x	(c)	4.6
2012 Credit Facility	CCOC	Consolidated Interest Coverage Ratio	> 2.50x		5.4

Restrictive Negative Financial Covenants
Financial covenants restricting ability to make restricted payments, including dividends
7.125% Senior Notes	CCIC	Debt to Adjusted Consolidated Cash Flow Ratio	< 7.00x		5.8
5.25% Senior Notes	CCIC	Debt to Adjusted Consolidated Cash Flow Ratio	< 7.00x		5.8
2012 Credit Facility	CCOC	Total Net Leverage Ratio	< 5.50x		4.6	(e)

Financial covenants restricting ability to incur additional debt
7.125% Senior Notes	CCIC	Debt to Adjusted Consolidated Cash Flow Ratio	< 7.00x		5.8
5.25% Senior Notes	CCIC	Debt to Adjusted Consolidated Cash Flow Ratio	< 7.00x		5.8
2012 Credit Facility	CCOC	Total Net Leverage Ratio	< 6.00x	(c)(d)	4.6
2012 Credit Facility	CCOC	Holdings Leverage Ratio	< 7.00x	(f)	5.8
2012 Credit Facility	CCOC	Consolidated Interest Coverage Ratio	> 2.50x		5.4
2012 Secured Notes	CC Holdings GS V LLC and Crown Castle GS III Corp.	Debt to Adjusted Consolidated Cash Flow Ratio	< 3.50x		3.9

Financial covenants restricting ability to make investments
2012 Credit Facility	CCOC	Total Net Leverage Ratio	< 6.00x	(c)	4.6
____________________

(a)	As defined in the respective debt agreement.

(b)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2012 Credit Facility.

(c)	Pursuant to the credit agreement governing our 2012 Credit Facility, the required covenant level is scheduled to be reduced to 5.50x starting March 31, 2014.

(d)	Applicable for debt issued at CCOC or its subsidiaries.

(e)
As of December 31, 2013, CCOC and its restricted subsidiaries could (1) borrow an additional $1.9 billion of debt and remain in compliance with this restrictive covenant, assuming no change in Consolidated EBITDA (as defined in the credit agreement governing the 2012 Credit Facility) or (2) decrease Consolidated EBITDA by $344.1 million and remain in compliance with this restrictive covenant, assuming no change in their indebtedness.

(f)	Applicable for debt issued at CCIC or its subsidiaries.

The following are select ratios applicable to the restrictive negative and cash trap reserve covenants under our securitization debt agreements.

Debt	Borrower / Issuer	Covenant(a)	Covenant Level Requirement		As of December 31, 2013
Restrictive Negative Financial Covenants
Financial covenants requiring excess cash flows to be deposited in a cash trap reserve account and not released
2010 Tower Revenue Notes	Crown Castle Towers LLC and its Subsidiaries	Debt Service Coverage Ratio	> 1.75x	(b)	3.9
WCP Securitized Notes	Certain WCP Subsidiaries	Debt Service Coverage Ratio	> 1.30x	(b)	1.4
2009 Securitized Notes	Pinnacle Towers Acquisition Holdings LLC and its Subsidiaries	Debt Service Coverage Ratio	> 1.30x	(b)	4.0

Financial covenants restricting ability of relevant issuer to issue additional notes under the applicable indenture
2010 Tower Revenue Notes	Crown Castle Towers LLC and its Subsidiaries	Debt Service Coverage Ratio	> 2.00x	(c)	3.9
WCP Securitized Notes	Certain WCP Subsidiaries	Debt Service Coverage Ratio	> 1.50x	(c)	1.4
2009 Securitized Notes	Pinnacle Towers Acquisition Holdings LLC and its Subsidiaries	Debt Service Coverage Ratio	> 2.34x	(c)	4.0
____________________

(a)
As defined in the respective debt agreement. In the indentures for the 2010 Tower Revenue Notes, WCP Securitized Notes, and the 2009 Securitized Notes, the defined term for Debt Service Coverage Ratio is "DSCR."

(b)
The 2010 Tower Revenue Notes, WCP Securitized Notes, and 2009 Securitized Notes also include the potential for amortization events, which could result in applying current and future cash flow to the prepayment of debt with applicable prepayment consideration. An amortization event occurs when the Debt Service Coverage Ratio falls below 1.45x, 1.15x or 1.15x, in each case as described under the indentures for the 2010 Tower Revenue Notes, WCP Securitized Notes, or 2009 Securitized Notes, respectively.

(c)	Rating Agency Confirmation (as defined in the respective debt agreement) is also required.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2013 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. 83% of our total revenue for 2013 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), prepaid rent or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure (for example with respect to small cells) we record deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables, net." Amounts billed or received prior to being earned, commonly referred to as prepaid rent, are deferred and reflected in "deferred revenues" and "deferred credits and other liabilities." See note 2 to our consolidated financial statements.
We provide network services relating to our wireless infrastructure, which represent approximately 17% of our total revenues for 2013. Network services and other revenue relate to installation services, as well as the following additional site development services relating to existing or new antenna installations on our wireless infrastructure: site acquisition, architectural and engineering, zoning or permitting, fiber installations, other construction, or other services related to network development. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental.
See "Item 1. Business—CCUSA" for a further discussion of our business.
Accounting for Acquisitions — General. As described in "Item 1. Business," much of our wireless infrastructure has been acquired in various transactions from the four largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Accounting for Acquisitions - Valuation" below.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our financial statements and could result in retrospective changes in results reported for the acquired business in prior periods in accordance with GAAP. As of December 31, 2013, the purchase price allocation for the AT&T Acquisition is preliminary and subject to change, including as result of the finalization of the valuation of certain tangible and intangible assets and certain liabilities.
Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint, and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases. The evaluation of such agreements for capital or operating lease treatment includes consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint Towers acquired in the acquisition of Global Signal, we determined that the tower leases were capital leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as capital leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in both business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Accounting for Acquisitions — Valuation. As of December 31, 2013, our largest asset was property and equipment, which primarily consists of wireless infrastructure, followed by intangible assets and goodwill (approximately $4.1 billion and $4.9 billion in net book value, respectively). Approximately $3.7 billion net book value at December 31, 2013 of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers), or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization, and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The most important estimates for measurement of above and below-market leases is the determination of (1) favorablility or unfavorability to the current market terms and (2) applicable lease term, including whether renewals or extensions should be measured. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint, and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases and identification of any bargain purchase options.

We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases or easements, to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the wireless infrastructure or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization, and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our wireless infrastructure which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the wireless infrastructure.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
Accounting for Long-Lived Assets — Impairment Evaluation — Intangibles. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view wireless infrastructure as portfolios and wireless infrastructure in a given portfolio and its related customer contracts are not largely independent of the other wireless infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of wireless infrastructure, (2) the interdependencies of wireless infrastructure portfolios, and (3) the manner in which wireless infrastructure is traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned wireless infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2013, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.

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
When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers, nodes, and third party land interests within a grouping for which we currently have no tenants. Approximately 2% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on over half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower, node, or third party land interest and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
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
We performed our most recent annual goodwill impairment test as of October 1, 2013, which resulted in no impairments. This assessment included consideration of our market capitalization which exceeded over three times the aggregate carrying amount of the reporting units as of December 31, 2013.
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
From and after January 1, 2014, the date on which we commenced operating as a REIT, we generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. As a result, while we will still be permitted to use NOLs to offset REIT taxable income, we do not expect to pay taxes on our REIT taxable income, and therefore we do not expect to be able to realize such deferred tax assets. We will also have TRSs consisting of our tower operations in Australia and, initially, our small cells, that will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located.
For a further discussion of our benefit (provision) for income taxes and our REIT conversion, see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments" and notes 10 and 20 to our consolidated financial statements.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2013
None.

Non-GAAP Financial Measures
Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in "Item 7. MD&A—Results of Operations—Comparison of Operating Segments." Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.
We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers, and our ability to operate our wireless infrastructure effectively;

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

•
as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization, and accretion) from our operating results;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates or foreign currency exchange rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. We do not currently hedge against foreign currency exchange risks.

Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($11.6 billion and $11.6 billion of debt outstanding at December 31, 2013 and 2012, respectively);

•	our $3.9 billion of floating rate debt representing approximately 34% of total debt compared to 29% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2015. As of December 31, 2013 and December 31, 2012, we had no interest rate swaps hedging any refinancings. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2013, we had $3.9 billion of floating rate debt, which included $2.9 billion of debt with a LIBOR floor of 0.75% per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor. As of December 31, 2012, we had $3.3 billion of floating rate debt, which included $1.6 billion of debt with a LIBOR floor of 1% per annum.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2013. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnote (c)). See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2014	2015	2016	2017		2018		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(c)	$55,187	$54,387	$52,493	$550,752	(e)	$31,465		$6,943,612	(c)	$7,687,896	(c)	$7,981,053
Average interest rate(b)(c)	4.8%	4.8%	6.7%	2.8%		5.6%		7.8%	(c)	7.4%	(c)
Variable rate debt	$45,363	$45,363	$61,925	$61,925		$965,925	(f)	$2,720,149		$3,900,650		$3,911,534
Average interest rate (d)	2.9%	3.0%	3.7%	4.7%		5.5%		6.1%		5.8%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300 million, $350.0 million, and $1.3 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2013 Excess Cash Flow of the issuers of the tower revenue notes was approximately $516.7 million. If the WCP securitized notes with a current face value of $278.5 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2013 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $10 million.

(d)
The average variable interest rate is based on the currently observable forward rates. The 2012 Revolver and the Tranche A Term Loans bear interest at a per annum rate equal to LIBOR plus 1.5% to 2.25%, based on CCOC's total net leverage ratio. The Tranche B Term Loans bear interest at a per annum rate equal to LIBOR (with LIBOR subject to a floor of 75 basis points per annum) plus 2.25% to 2.5%, based on CCOC's total net leverage ratio.

(e)	Predominantly consists of $500 million an aggregate principal amount of 2.381% secured notes due 2017.

(f)	Predominantly consists of the 2012 Revolver and Tranche A Term Loans. See note 7 to our condensed consolidated financial statements.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% and 6%, respectively, of our consolidated revenues and 4% and 4%, respectively, of our consolidated operating income for 2013 and 2012. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments." Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars is not significant to our financial condition. A hypothetical increase or decrease of 25% in Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $8 million.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and equity and of cash flows present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9B. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2014

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$223,394	$441,364
Restricted cash	183,526	575,938
Receivables, net of allowance of $7,676 and $7,726, respectively	249,925	192,833
Prepaid expenses	132,003	103,808
Deferred income tax assets	26,714	193,420
Other current assets	77,121	73,961
Total current assets	892,683	1,581,324
Deferred site rental receivables	1,078,995	864,819
Property and equipment, net	8,947,677	6,917,531
Goodwill	4,916,426	3,119,957
Site rental contracts and customer relationships, net	3,650,343	2,652,560
Other intangible assets, net	407,522	289,136
Deferred income tax assets	19,008	33,914
Long-term prepaid rent, deferred financing costs and other assets, net	682,254	629,468
Total assets	$20,594,908	$16,088,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,390	$115,999
Accrued interest	65,582	52,592
Deferred revenues	260,114	241,127
Other accrued liabilities	181,715	140,084
Current maturities of debt and other obligations	103,586	688,056
Total current liabilities	756,387	1,237,858
Debt and other long-term obligations	11,490,914	10,923,186
Deferred income tax liabilities	56,513	65,830
Deferred credits and other liabilities	1,349,919	910,571
Total liabilities	13,653,733	13,137,445
Commitments and contingencies (note 15)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2013—334,070,016 and December 31, 2012—293,164,786	3,341	2,932
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2013—9,775,000 and December 31, 2012—0; aggregate liquidation value: December 31, 2013—$977,500 and December 31, 2012—$0	98	—
Additional paid-in capital	9,482,769	5,623,595
Accumulated other comprehensive income (loss)	(23,612)	(61,791)
Accumulated deficit	(2,535,879)	(2,625,990)
Total CCIC stockholders' equity	6,926,717	2,938,746
Noncontrolling interest	14,458	12,518
Total equity	6,941,175	2,951,264
Total liabilities and equity	$20,594,908	$16,088,709

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues:
Site rental	$2,503,620	$2,124,190	$1,853,550
Network services and other	518,764	308,490	179,179
	3,022,384	2,432,680	2,032,729
Operating expenses:
Costs of operations(a):
Site rental	725,109	539,239	481,398
Network services and other	321,687	189,750	106,987
General and administrative	238,702	212,572	173,493
Asset write-down charges	14,863	15,548	22,285
Acquisition and integration costs	26,005	18,298	3,310
Depreciation, amortization and accretion	774,215	622,592	552,951
Total operating expenses	2,100,581	1,597,999	1,340,424
Operating income (loss)	921,803	834,681	692,305
Interest expense and amortization of deferred financing costs	(589,630)	(601,044)	(507,587)
Gains (losses) on retirement of long-term obligations	(37,127)	(131,974)	—
Interest income	1,355	4,556	666
Other income (expense)	(3,872)	(5,392)	(5,577)
Income (loss) before income taxes	292,529	100,827	179,807
Benefit (provision) for income taxes	(198,628)	100,061	(8,347)
Net income (loss)	93,901	200,888	171,460
Less: Net income (loss) attributable to the noncontrolling interest	3,790	12,304	383
Net income (loss) attributable to CCIC stockholders	90,111	188,584	171,077
Dividends on preferred stock and losses on purchases of preferred stock	(11,363)	(2,629)	(22,940)
Net income (loss) attributable to CCIC common stockholders	$78,748	$185,955	$148,137
Net income (loss)	$93,901	$200,888	$171,460
Other comprehensive income (loss):
Available-for-sale securities, net of taxes of $0, $0, and $0:
Unrealized gains (losses), net of taxes	—	—	(7,537)
Derivative instruments, net of taxes of ($17,115), $17,115, and $0:
Net change in fair value of cash flow hedging instruments, net of taxes	—	—	(973)
Amounts reclassified into results of operations, net of taxes	82,043	48,124	71,707
Foreign currency translation adjustments	(45,714)	6,308	(848)
Total other comprehensive income (loss)	36,329	54,432	62,349
Comprehensive income (loss)	130,230	255,320	233,809
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,940	11,531	750
Comprehensive income (loss) attributable to CCIC stockholders	$128,290	$243,789	$233,059
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	0.26	0.64	0.52
Diluted	0.26	0.64	0.52
Weighted-average common shares outstanding (in thousands):
Basic	298,083	289,285	283,821
Diluted	299,293	291,270	285,947
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$93,901	$200,888	$171,460
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	774,215	622,592	552,951
Gains (losses) on retirement of long-term obligations	37,127	131,974	—
Amortization of deferred financing costs and other non-cash interest	99,245	109,350	102,943
Stock-based compensation expense	39,030	41,944	32,610
Asset write-down charges	14,863	15,548	22,285
Deferred income tax benefit (provision)	180,275	(110,374)	4,626

Other adjustments	2,974	612	4,122
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	12,990	(13,520)	201
Increase (decrease) in accounts payable	28,665	34,543	(7,497)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	242,465	98,686	19,606
Decrease (increase) in receivables	(60,217)	(98,570)	(17,407)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(227,877)	(261,116)	(242,446)
Net cash provided by (used for) operating activities	1,237,656	772,557	643,454
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(4,960,435)	(3,759,475)	(37,551)
Capital expenditures	(567,810)	(441,383)	(347,942)
Other investing activities, net	7,276	1,262	(14,372)
Net cash provided by (used for) investing activities	(5,520,969)	(4,199,596)	(399,865)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,618,430	5,250,000	—
Net proceeds from issuance of capital stock	2,980,586	258	1,557
Net proceeds from issuance of preferred stock	950,886	—	—
Principal payments on debt and other long-term obligations	(101,322)	(80,818)	(35,345)
Purchases and redemptions of long-term debt	(762,970)	(1,978,709)	—
Purchases of capital stock	(99,458)	(36,043)	(303,414)
Purchases of preferred stock	—	—	(15,002)
Borrowings under revolving credit facility	976,032	1,253,000	283,000
Payments under revolving credit facility	(1,855,032)	(251,000)	(189,000)
Payments for financing costs	(30,001)	(78,641)	—
Net (increase) decrease in restricted cash	385,982	(288,763)	1,979
Cash dividends on preferred stock	—	(2,481)	(19,487)
Net cash provided by (used for) financing activities	4,063,133	3,786,803	(275,712)
Effect of exchange rate changes on cash	2,210	1,480	(288)
Net increase (decrease) in cash and cash equivalents	(217,970)	361,244	(32,411)
Cash and cash equivalents at beginning of year	441,364	80,120	112,531
Cash and cash equivalents at end of year	$223,394	$441,364	$80,120
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2010	6,361,000	$316,581	290,826,284	$2,908	—	—	$—	$5,581,525	$96,259	$(282,774)	$7,537	$(2,960,082)	$(379)	$2,444,994
Stock-based compensation related activity, net of forfeitures	—	—	1,000,891	10	—	—	—	34,157	—	—	—	—	—	34,167
Purchases and retirement of capital stock	—	—	(7,377,803)	(74)	—	—	—	(303,340)	—	—	—	—	—	(303,414)
Purchases and retirement of preferred stock and losses on purchases of preferred stock	(250,000)	(12,464)	—	—	—	—	—	—	—	—	—	(2,538)	—	(2,538)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,215)	—	—	—	367	(848)
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(7,537)	—	—	(7,537)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	—	—	—	—	—	(973)	—	—	—	(973)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	—	—	—	71,707	—	—	—	71,707
Dividends on preferred stock and amortization of issue costs	—	915	—	—	—	—	—	—	—	—	—	(20,402)	—	(20,402)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	248	248
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	171,077	383	171,460
Balance, December 31, 2011	6,111,000	$305,032	284,449,372	$2,844	—		$—	$5,312,342	$95,044	$(212,040)	$—	$(2,811,945)	$619	$2,386,864

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2011	6,111,000	$305,032	284,449,372	$2,844	—	$—	$5,312,342	$95,044	$(212,040)	$—	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	1,129,579	12	—	—	42,192	—	—	—	—	—	42,204
Purchases and retirement of capital stock	—	—	(700,070)	(7)	—	—	(36,036)	—	—	—	—	—	(36,043)
Conversion of redeemable preferred stock into Common Stock	(6,111,000)	(305,180)	8,285,905	83	—	—	305,097	—	—	—	—	—	305,180
Foreign currency translation adjustments	—	—	—	—	—	—	—	7,081	—	—	—	(773)	6,308
Derivative instruments:
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	—	—	48,124	—	—	—	48,124
Dividends on preferred stock and amortization of issue costs	—	148	—	—	—	—	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	—	—	—	—	188,584	12,304	200,888
Balance, December 31, 2012	—	$—	293,164,786	$2,932	—	$—	$5,623,595	$102,125	$(163,916)	$—	$(2,625,990)	$12,518	$2,951,264
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2012	—	$—	293,164,786	$2,932	—		$—	$5,623,595	$102,125	$(163,916)	$—	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	—	—	934,691	9	—	—	—	39,021	—	—	—	—	—	39,030
Purchases and retirement of capital stock	—	—	(1,429,461)	(14)	—	—	—	(99,444)	—	—	—	—	—	(99,458)
Net proceeds from issuance of Common Stock	—	—	41,400,000	414	—	—	—	2,980,172	—	—	—	—	—	2,980,586
Net proceeds from issuance of preferred stock	—	—	—	—	9,775,000	98	98	950,788	—	—	—	—	—	950,886
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(43,864)	—	—	—	(1,850)	(45,714)
Derivative instruments:
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	—	—	—	—	82,043	—	—	—	82,043
Dividends on preferred stock	—	—	—	—	—	—	—	(11,363)	—	—	—	—	—	(11,363)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	90,111	3,790	93,901
Balance, December 31, 2013	—	$—	334,070,016	$3,341	9,775,000		$98	$9,482,769	$58,261	$(81,873)	$—	$(2,535,879)	$14,458	$6,941,175
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. ("CCIC") and its majority and wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including" and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.
The Company owns, operates, and leases shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms (collectively, "third party land interests") (collectively, "wireless infrastructure"). The Company conducts operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its towers, including approximately 39,600 towers (or 96% of the Company's total towers) in CCUSA and approximately 1,700 towers (or 4% of the Company's total towers) in CCAL, and to a lesser extent, to (2) its small cells, and (3) third party land interests to wireless communications companies via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts").
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases,subleases, or other agreements with Sprint, T-Mobile, and AT&T. The Company has the option to purchase these towers at the end of their respective lease terms; such options are not firm commitments and are not required. Additional information concerning these towers is as follows:

◦
Approximately 16% of the Company's towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases, or other agreements with Sprint. The Company has the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

◦
Approximately 15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised would be due between 2035 and 2049. In addition, through that acquisition, there are another approximately 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

◦
Approximately 22% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

As part of CCUSA's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to it wireless infrastructure, consisting of (1) customer equipment installation or subsequent augmentations (collectively, "installation services") and (2) the following additional site development services relating to existing or new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning or permitting, other construction, or network development related services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

2.	Summary of Significant Accounting Policies
Restricted Cash
Restricted cash represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit, as well as (3) any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, or (6) a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by indenture trustees based on consideration of the terms of the related indebtedness, although the cash flows have aspects of both financing activities and operating activities, (2) cash provided by investing activities for cash securing performance obligations and restricted cash that is acquired in acquisitions, or (3) cash provided by operating activities for the other remaining restricted cash.
The following table is a summary of the impact of restricted cash on the statement of cash flows.

	For the years ended December 31,
	2013		2012		2011
Net cash provided by (used from) operating activities	$(1,637)		$11,475		$(17,902)
Net cash provided by (used from) investing activities	$8,067		$(46,282)	(a)	$(15,430)
Net cash provided by (used from) financing activities	$385,982	(b)	$(288,763)	(b)	$1,979

(a)	Inclusive of $46.3 million of acquired restricted cash.

(b)	Inclusive of $316.6 million of cash held by the trustee as of December 31, 2012 and subsequently released to retire the 7.75% Secured Notes in January 2013.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for doubtful accounts are charged either to "site rental costs of operations" or to "network services and other costs of operations," as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets, or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
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
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such a lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, and improvements are capitalized, while maintenance and repairs are expensed. Interest costs incurred related to the construction of certain property and equipment are capitalized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-downs charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $10.2 million, $12.0 million, and $16.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. Asset retirement obligations are included in "deferred credits and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2013, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired wireless infrastructure, (3) term easement rights for land interest under the acquired wireless infrastructure, or (4) other contractual rights such as trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related wireless infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in “deferred revenues” and “deferred credits and other liabilities” on the Company's consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) below-market tenant leases for contractual interests with tenants on acquired wireless infrastructure, which are amortized to site rental revenues and (2) above-market leases for land interests under the Company's wireless infrastructure, which are amortized to site rental cost of operations.
Fair value for these deferred credits represents the difference between (1) the stated contractual payments to be made pursuant to the in-place lease and (2) management's estimate of fair market lease rates for each corresponding lease. Deferred credits are measured over a period equal to the estimated remaining economic lease term considering renewal provisions or economics associated with those renewal provisions, to the extent applicable. Deferred credits are amortized over their respected estimated lease terms at the time of acquisition.
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included in "long-term prepaid rent, deferred financing costs, and other assets" on the Company's consolidated balance sheet.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect or estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, prepaid rent, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "deferred credits and other liabilities."
Network services revenues are recognized after completion of the applicable service. Nearly all of the antenna installation services are billed on a cost-plus profit basis.
Sales taxes or value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Costs of Operations
Approximately two-thirds of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line ground lease expense is included in "deferred credits and other liabilities" on the Company's consolidated balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Network services and other costs of operations predominately consist of third party service providers such as contractors and professional service firms. As of December 31, 2013 and 2012, the Company had $52.2 million and $43.3 million, respectively, of work in process.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, or fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss).
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
Valuation. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company's common stock at the date of grant. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its common stock price as well as assumptions regarding a number of highly complex or subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
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

	Years Ended December 31,
	2013	2012	2011
Interest expense on debt obligations	$490,385	$491,694	$404,644
Amortization of deferred financing costs	25,120	23,324	15,086
Amortization of adjustments on long-term debt	8,541	21,297	16,090
Amortization of interest rate swaps	64,928	65,239	71,707
Other, net of capitalized interest	656	(510)	60
Total	$589,630	$601,044	$507,587
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts or purchase price adjustments are presented as a reduction to the related debt obligation on the Company's consolidated balance sheet.
Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the asset will not be realized. During 2013, the Company de-recognized substantially all of its previously recorded U.S. federal and state deferred tax assets and liabilities in connection with completing the steps necessary to qualify to operate as a REIT and receiving final approval from the Company's board of directors. The de-recognized U.S. federal and state deferred tax assets related to the entities included in the REIT, because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. As a result, while the Company will still be permitted to use net operating loss carryforwards to offset REIT taxable income, the Company does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets. The Company's small cell operations will initially be conducted through one or more wholly-owned taxable REIT subsidiaries ("TRSs"). The Company has submitted a private letter ruling request with the Internal Revenue Service ("IRS") regarding whether certain components of our small cell business and the related rents qualify as real property under Internal Revenue Code of 1986, as amended ("Code") Section 856 and thus can be included in our REIT. Additionally, the Company will include in TRSs its tower operations in Australia and may include certain other assets and operations in TRSs. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities or other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2013 and 2012, the Company has not recorded any penalties related to its income tax positions.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

net income (loss) attributable to CCIC stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's 4.50% Mandatory Convertible Preferred Stock (as defined in note 12), as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation of earnings pursuant to the two-class. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2013	2012	2011
Net income (loss) attributable to CCIC stockholders	$90,111	$188,584	$171,077
Dividends on preferred stock and losses on purchases of preferred stock	(11,363)	(2,629)	(22,940)
Net income (loss) attributable to CCIC common stockholders	$78,748	$185,955	$148,137
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	298,083	289,285	283,821
Effect of assumed dilution from potential common shares relating to restricted stock awards	1,210	1,985	2,126
Diluted weighted-average number of common shares outstanding	299,293	291,270	285,947
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.26	$0.64	$0.52
Diluted	$0.26	$0.64	$0.52
For the years ended December 31, 2013, 2012, and 2011, 0.6 million, 0.2 million, and 0.9 million restricted stock awards, respectively, were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that December 31, 2013, 2012, and 2011 were the respective ends of the contingency periods. For the year ended December 31, 2013, 13.2 million common share equivalents related to the 4.50% Mandatory Convertible Preferred Stock (as defined in note 12) were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive. For the year ended 2011, 8.3 million common share equivalents related to the 6.25% Redeemable Convertible Preferred Stock were excluded from dilutive common shares because the impact of such conversion would have been anti-dilutive. See notes 11, 12, and 13.
Foreign Currency Translation
The Company's international operations use the local currency as their functional currency. The Company translates the results of these international operations using the applicable average exchange rate for the period, and translates the assets and liabilities using the applicable exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as "foreign currency translation adjustments" in other comprehensive income (loss). See note 17.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 — quoted prices (unadjusted) in active and accessible markets, (2) Level 2 — observable prices that are based on inputs not quoted in active markets but corroborated by market data, and (3) Level 3 — unobservable inputs and are not corroborated by market data. The Company evaluates fair value hierarchy level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2012 in the Company's valuation techniques used to measure fair values. See note 9 for a further discussion of fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Derivative Instruments
The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk. Derivative financial instruments were entered into for periods that matched the related underlying exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.
Derivatives were recognized on the consolidated balance sheet at fair value. If the derivative was designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative was recorded as a separate component of stockholders' equity, captioned "accumulated other comprehensive income (loss)," and recognized as increases or decreases to "interest expense and amortization of deferred financing costs" when the hedged item affects earnings. If a hedge ceased to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify was recorded to "net gain (loss) on interest rate swaps." However, any amounts previously recorded to "accumulated other comprehensive income (loss)" would remain there until the original forecasted transaction affected earnings. In situations where it becomes probable that the hedged forecasted transaction will not occur, any gains or losses that have been recorded to "accumulated other comprehensive income (loss)" are immediately reclassified to earnings.
Recent Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013, but not yet adopted, are expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisitions
WCP Acquisition
On January 12, 2012, the Company announced a definitive agreement to acquire certain subsidiaries of Wireless Capital Partners, LLC ("WCP"). On January 31, 2012 the Company closed the acquisition (“WCP Acquisition”). Upon closing, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets.
The purchase price of $214.7 million includes $39.2 million of restricted cash and excludes the assumption of $336.3 million (after fair value adjustments) of debt. See note 7. The Company utilized the borrowings under the Tranche B Term Loans (as defined in note 7) issued in January 2012 to fund the cash consideration.
The final allocation of the total purchase price for the WCP Acquisition was primarily allocated to restricted cash, long-term prepaid rent, other intangible assets, deferred income tax assets, goodwill, and debt. The final purchase price allocation to long-term prepaid rent was approximately $322.4 million and had a weighted-average amortization period of 37 years.
NextG Networks Acquisition
In December 2011, the Company entered into a definitive agreement to acquire NextG Networks, Inc. ("NextG") for approximately $1.0 billion in cash, subject to certain adjustments. On April 10, 2012, the Company closed the acquisition (“NextG Acquisition”). The Company utilized borrowings under the Tranche A Term Loans and Tranche B Term Loans (as defined in note 7) to fund the cash consideration of approximately $1.0 billion.
Prior to the NextG Acquisition, NextG was the largest U.S. provider of outdoor DAS. Approximately 75% of NextG's DAS at the time of the acquisition were located in the ten largest metropolitan statistical areas in the U.S. The Company recognized acquisition and integration costs of $2.1 million and $10.3 million (including $4.3 million related to severance and retention bonuses payable to involuntarily terminated employees of NextG) for the years ended December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The final purchase price allocation for the NextG Acquisition is shown below.

Current assets	$70,981
Property and equipment	515,590
Goodwill	570,874
Other intangible assets, net	408,000
Other assets	4,250
Current liabilities	(104,986)
Deferred credits and other liabilities	(322,175)	(a)
Deferred income tax liabilities	(144,817)
Net assets acquired	$997,717	(b)

(a)	Inclusive of below-market tenant leases.

(b)
Changes to the purchase price allocation presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 resulted in a decrease of $2.7 million to goodwill. The effect of the change in the purchase price allocation on the Company's statement of operations is immaterial to the periods presented.

T-Mobile Acquisition
In September 2012, the Company entered into a definitive agreement with T-Mobile to acquire the exclusive rights to lease, operate, or otherwise acquire towers which, as of December 31, 2013, comprised approximately 17% of the Company's towers for approximately $2.5 billion ("T-Mobile Acquisition"). On November 30, 2012, the Company closed on the T-Mobile Acquisition. Upon closing, the Company obtained the exclusive right to lease and operate the T-Mobile towers (that are otherwise not owned by the Company). See note 1 for a further discussion of the terms of the T-Mobile lease, including the purchase option. The Company utilized cash on hand, inclusive of the proceeds from the 5.25% Senior Notes, and borrowings from the 2012 Revolver (as defined in note 7) to fund the T-Mobile Acquisition. The Company recognized acquisition and integration costs of approximately $9.2 million and $3.6 million for the years ending December 31, 2013 and 2012, respectively.
During the fourth quarter of 2013, the Company finalized the purchase price allocation for the T-Mobile Acquisition. The final purchase price allocation for the T-Mobile Acquisition is shown below.

Current assets	$17,512
Property and equipment	1,496,281
Goodwill	425,946
Other intangible assets, net	414,661
Deferred income tax assets	205,648
Other assets	1,178
Current liabilities	(1,207)
Deferred credits and other liabilities	(74,233)	(a)
Net assets acquired	$2,485,786	(b)

(a)Inclusive of above-market leases for land interests under the Company's towers.

(b)
Changes to the preliminary purchase price allocation presented in the consolidated balance sheet in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 primarily include an increase of $36.9 million to property and equipment and a $42.9 million increase to deferred credits and other non-current liabilities. The effect of the change in the purchase price allocation on the Company's statement of operations is immaterial to the periods presented.

AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T, to acquire rights to towers which, as of December 31, 2013, comprised approximately 24% of the Company's towers for $4.827 billion in cash at closing ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. See note 1 for further discussion of the terms of the AT&T master prepaid lease, including the related purchase option. The Company utilized net proceeds from the October Equity Financings (as defined in note 12), and additional borrowings under the 2012 Revolver and term loans to fund the AT&T Acquisition, as well as cash on hand. For the year ended December 31, 2013, the Company recognized acquisition and integration costs related to the AT&T Acquisition of $12.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The preliminary purchase price allocation related to the AT&T Acquisition is not finalized as of December 31, 2013, and is based upon preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets and certain liabilities. The preliminary purchase price allocation for the AT&T Acquisition is shown below.

Current assets	$20,428
Property and equipment	1,965,375
Goodwill	1,768,535
Other intangible assets, net	1,280,071
Other assets	3,253
Current liabilities	(12,929)
Deferred credits and other liabilities	(198,134)	(a)
Net assets acquired	$4,826,599	(b)

(a)Inclusive of above-market leases for land interests under the Company's towers.
(b)No deferred taxes were recorded as a result of the Company's REIT election. See notes 10 and 20.
For additional discussion of the WCP Acquisition, NextG Acquisition and T-Mobile Acquisition (collectively, "2012 Acquisitions") and the AT&T Acquisition see notes 5, 6, 7, 10, and 12.
Actual and Pro Forma Financial Information
Net revenues and net income (loss) attributable to acquisitions completed during the years ended December 31, 2013 and December 31, 2012 are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date of each respective acquisition. For the year ended December 31, 2013, the AT&T Acquisition resulted in (1) increases to consolidated net revenues of $17.9 million and (2) a net loss of approximately $8.9 million included in net income (loss), which includes approximately $12.2 million of acquisition and integration costs and the impact of the associated debt borrowings. For the year ended December 31, 2012, the 2012 Acquisitions resulted in (1) increases to consolidated net revenues of $143.3 million and (2) a net loss of $12.6 million included in net income (loss), which includes the impact of the debt assumed in the WCP Acquisition, and approximately $16.2 million of acquisition and integration expenses.
The unaudited pro forma financial results for the year ended December 31, 2013 combines the historical results of the Company, which includes the impact of the 2012 Acquisitions, along with the historical results of the AT&T Acquisition. The unaudited pro forma financial results for the year ended December 31, 2012 combines the historical results of the Company, along with the historical results of the AT&T Acquisition and the 2012 Acquisition. The following table presents the unaudited proforma consolidated results of operations of the Company as if the AT&T Acquisition was completed as of January 1, 2012, and the 2012 Acquisitions were completed as of January 1, 2011 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Twelve Months Ended December 31,
	2013		2012
Net revenues	$3,420,658	(a)	$3,124,010	(a)(b)
Income (loss) before income taxes	$241,511	(f)	$15,566	(f)
Benefit (provision) for income taxes	$(178,221)	(d)(e)	$134,487	(d)(e)
Net income (loss)	$63,290	(c)(d)(f)	$150,053	(c)(d)(f)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.05	(d)	$0.28	(d)
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.05	(d)	$0.27	(d)

(a)
For the years ended December 31, 2013 and 2012, amounts are inclusive of pro forma adjustments to increase net revenues of $211.1 million and $220.6 million, respectively, that the Company expects to recognize from AT&T under AT&T's contracted lease of space on the towers acquired in the AT&T Acquisition.

(b)
For the year ended December 31, 2012, amounts are inclusive of pro forma adjustments to increase net revenues of $148.9 million that the Company expects to recognize from T-Mobile under T-Mobile's contracted lease of space on the towers acquired in the T-Mobile Acquisition.

(c)
For the years ended December 31, 2013 and 2012, amounts are inclusive of pro forma adjustments to depreciation and amortization of $218.3 million and $353.2 million, respectively, related to property and equipment and intangibles recorded as a result of the AT&T Acquisition and 2012 Acquisitions.

(d)
For the AT&T Acquisition, pro forma amounts include the impact of the interest expense associated with the related debt financings as well as the October Equity Financings.  For the 2012 Acquisitions, pro forma amounts exclude any impact from debt financings that occurred throughout 2012 due to (1) such financings having been conducted for multiple purposes, including to lower the Company's average cost of debt, to refinance and extend certain of its debt,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

as well as to provide funds to finance a portion of such acquisitions and (2) such financings having not been conducted concurrently with the 2012 Acquisitions they subsequently funded in part and the fungible nature of the cash makes impracticable a determination of whether, or what portion of, the purchase prices of such acquisitions were funded with the proceeds of such financings.

(e)
For the years ended December 31, 2013 and 2012, the pro forma adjustments reflects the federal statutory rate and an estimated state rate. No adjustment was made related to the Company's REIT election. See notes 10 and 20.

(f)
Inclusive of $23.7 million and $15.5 million, respectively, of aggregate acquisition and integration costs for the years ended December 31, 2013, and 2012 related to the AT&T Acquisition and 2012 Acquisitions.

4.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2013	2012
Land(a)	—	$1,305,942	$1,119,592
Buildings	40 years	70,497	56,883
Towers and small cells	1-20 years	11,717,453	9,589,282
Information technology assets and other	2-7 years	185,699	160,670
Construction in process	—	401,042	240,287
Total gross property and equipment		13,680,633	11,166,714
Less: accumulated depreciation		(4,732,956)	(4,249,183)
Total property and equipment, net		$8,947,677	$6,917,531

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $562.1 million, $438.9 million and $387.8 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation was $4.5 billion and $590.5 million, respectively, as of December 31, 2013. See note 1 and 2.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the year ended December 31, 2013 were as follows:

Balance as of December 31, 2011	$2,035,390
Additions due to NextG Acquisition(a)	573,617
Additions due to WCP Acquisition (b)	54,824
Additions due to T-Mobile Acquisition (c)	428,019
Additions due to other acquisitions	28,113
Effect of exchange rate fluctuations	(6)
Balance as of December 31, 2012	$3,119,957
Additions due to AT&T Acquisition (c)	1,768,535
Additions due to other acquisitions	25,194
Effect of exchange rate fluctuations and other adjustments	2,740
Balance as of December 31, 2013	$4,916,426

(a)	The purchase price allocation for the NextG Acquisition resulted in the recognition of a substantial amount of goodwill at CCUSA relative to the purchase price based on the following:

•	the acquired or in-process DAS have low average tenancy, which the Company believes provides an opportunity to co-locate additional tenants on those systems;

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

•
the Company believes the acquired DAS are well-positioned to benefit from the anticipated growth in the wireless industry with their previously mentioned locations in the ten largest metropolitan statistical areas in the U.S.; or

•	other intangibles not qualified for separate recognition, including the assembled work force.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

To a lesser extent, a portion of the goodwill recognized is the result of recording the tax impact of the NextG Acquisition. See also note 10.

(b)	The Company paid a purchase price for the WCP Acquisition that resulted in goodwill at CCUSA primarily because of the strategic opportunities related to the acquired portfolio.

(c)
The purchase price allocation for the T-Mobile Acquisition and the preliminary purchase price allocation for the AT&T Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunities in the respective tower portfolios.

Intangibles
The following is a summary of the Company's intangible assets. See note 3 for further discussion of the Company's acquisitions.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$4,761,605	$(1,111,262)	$3,650,343	$3,566,207	$(913,647)	$2,652,560
Other intangible assets	486,751	(79,229)	407,522	354,208	(65,072)	289,136
Total	$5,248,356	$(1,190,491)	$4,057,865	$3,920,415	$(978,719)	$2,941,696
The components of the additions to intangible assets during the years ended December 31, 2013 and 2012 are as follows:

	For Years Ended December 31,
	2013			2012
	Amount		Weighted-Average Amortization Period	Amount		Weighted-Average Amortization Period
			(In years)			(In years)
Site rental contracts and customer relationships	$1,203,596		20	$741,526		21
Other intangible assets	132,763	(a)	21	208,700	(b)	19
Total	$1,336,359		20	$950,226		21

(a)
$114.9 million is related to below-market leases for land interests under acquired wireless infrastructure for the year ended December 31, 2013 which is inclusive of adjustments made during 2013 related to the T-Mobile purchase price allocation (see note 3).

(b)	$178.3 million is related to below-market leases for land interests under acquired wireless infrastructure for the year ended December 31, 2012.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2013	2012	2011
Depreciation, amortization and accretion	$204,042	$177,163	$159,478
Site rental costs of operations	10,197	3,352	3,709
Total amortization expense	$214,239	$180,515	$163,187
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$272,944	$267,326	$267,273	$266,902	$266,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Deferred Credits and Other Liabilities
The following is a summary of the Company's "deferred credits and other liabilities" as presented on the Company's consolidated balance sheet. See also notes 2 and 3.

	December 31,
	2013	2012
Deferred ground lease payable	$357,419	$312,262
Customer prepaid rent	350,474	173,420
Above market leases for land interests, net (a)	276,319	58,195
Deferred credits, net (b)	244,537	271,123
Asset retirement obligation (see note 15)	118,403	94,953
Other liabilities	2,767	618
	$1,349,919	$910,571

(a)
The Company recorded $145.5 million and $17.0 million related to above-market leases for land interests under acquired wireless infrastructure for the years ended December 31, 2013 and 2012, respectively, which is inclusive of adjustments made during 2013 related to the T-Mobile purchase price allocation.

(b)
For the year ended December 31, 2012, the Company recorded deferred credits of $291.9 million related to below-market tenant leases as a result of the purchase price allocation for the NextG Acquisition. The below-market tenant leases recorded in the NextG Acquisition had a weighted-average amortization period of 11 years.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded $7.2 million, $3.4 million, and $3.8 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Above-market leases for land interests	$21,854	$21,839	$21,796	$21,767	$21,741
For the years ended December 31, 2013 and 2012, the Company recognized $29.6 million and $20.8 million, respectively, in site rental revenues related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ended December 31, 2014 to 2018 are as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Below-market tenant leases	$28,670	$27,395	$27,021	$24,243	$21,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

7.	Debt and Other Obligations
The following is a summary of the Company's indebtedness.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2013		2012	2013	(a)
Bank debt – variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019	(d)	$374,000	(b)	$1,253,000	2.2%	(c)
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019	(d)	662,500		481,250	2.2%	(c)
Tranche B Term Loans	Jan. 2012	Jan. 2019/2021	(e)	2,864,150		1,584,000	3.3%	(f)
Total bank debt				3,900,650		3,318,250
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035-2040	(g)	1,900,000		1,900,000	5.8%	(g)
August 2010 Tower Revenue Notes	Aug. 2010	2035-2040	(g)	1,550,000		1,550,000	4.5%	(g)
2009 Securitized Notes	July 2009	2019/2029	(h)	179,792		198,463	7.3%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(i)	286,171		307,739	5.6%	(j)
Total securitized debt				3,915,963		3,956,202
Bonds – fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		—		304,718	N/A
7.75% Secured Notes	Apr. 2009	May 2017		—		291,394	N/A
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,332		498,110	7.1%	(k)
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,650,000	5.3%
2012 Secured Notes	Dec. 2012	2017/2023	(m)	1,500,000		1,500,000	3.4%
Total bonds				3,648,302		4,244,222
Other:
Capital leases and other obligations	Various	Various	(l)	129,585		92,568	Various	(l)
Total debt and other obligations				11,594,500		11,611,242
Less: current maturities and short-term debt and other current obligations				103,586		688,056
Non-current portion of long-term debt and other long-term obligations				$11,490,914		$10,923,186

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2013, the undrawn availability under the $1.5 billion senior secured revolving credit facility ("2012 Revolver") is $1.1 billion.

(c)
The 2012 Revolver and tranche A term loans ("Tranche A Term Loans"), including the Incremental Tranche A Term Loans (as defined below) bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.5% to 2.25%, based on the CCOC total net leverage ratio. The Company pays a commitment fee of approximately 0.25% per annum on the undrawn available amount under the 2012 Revolver.

(d)
The 2012 Revolver and Tranche A Term Loans have maturity dates of November 2018 (or, if the aggregate principal amount of CCOC's outstanding Tranche B Term Loans (as defined below) (the maturity date of which has not been extended to a date that is on or after July 31, 2019) is less than or equal to $500.0 million, January 31, 2019).

(e)
The tranche B term loans ("Tranche B Term Loans"), including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans (as defined below), consist as of December 31, 2013 of $2.4 billion of aggregate principal amount due January 2019 and $500.0 million of aggregate principal amount due January 2021. See note 20 for a discussion of the extension of the maturity date of certain of the Tranche B Term Loans.

(f)
The Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans (defined below), bear interest at a rate per annum equal to LIBOR plus a credit spread range from 2.25% to 2.50% , based on CCOC's total net leverage ratio (with LIBOR subject to a floor of 0.75% per annum).

(g)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes (collectively, "2010 Tower Revenue Notes") are not paid in full on or prior to 2015, 2017, and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the applicable series and class of the 2010 Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective 2010 Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of three series of notes with principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

amounts of $300.0 million, $350.0 million, and $1.3 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively.

(h)
The 2009 Securitized Notes consist of $109.8 million of principal as of December 31, 2013 that amortizes through 2019, and $70.0 million of principal as of December 31, 2013 that amortizes during the period beginning in 2019 and ending in 2029.

(i)
The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP Acquisition. The WCP Securitized Notes include a fair value adjustment that increased the debt carrying value by $7.6 million as of December 31, 2013. The anticipated repayment date is 2015 for each class. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes.

(j)	The effective yield is approximately 4.0%, inclusive of the fair value adjustment.

(k)	The effective yield is approximately 7.2%, inclusive of the discount.

(l)	The Company's capital leases and other obligations bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 20 years.

(m)
The Company issued $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

The Company's debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in the imposition of restrictions. As of and for the year ended December 31, 2013, CCIC and its subsidiaries had no financial covenant violations. Various of the Company's debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, enter into certain merger or change of control transactions, make other investments, pay dividends, or engage in certain other activities as set forth in the indentures.
Bank Debt
In January 2012, the Company refinanced and repaid the previously outstanding revolver ("2007 Revolver") and 2007 term loans with the proceeds of a senior credit facility ("2012 Credit Facility") entered into by CCOC. As of December 31, 2012, the 2012 Credit Facility consisted of (1) a $1.5 billion 2012 Revolver with a maturity of January 2017, (2) $500.0 million of Tranche A Term Loans with a maturity of January 2017, and (3) $1.6 billion of Tranche B Term Loans with a maturity of January 2019.
In April 2013, the Company refinanced the then outstanding Tranche B Term Loans with new loans pursuant to the existing credit agreement in an aggregate principal amount of approximately $1.6 billion. In August 2013, the Company issued $800.0 million of incremental tranche B term loans ("Incremental Tranche B Term Loans"). In December 2013, the Company issued $500.0 million of incremental tranche B-2 term loans ("Incremental Tranche B-2 Term Loans"). In addition, in December 2013, the Company (1) borrowed $200.0 million of incremental tranche A term loans ("Incremental Tranche A Term Loans"), (2) extended the maturity of both the Tranche A Term Loans and the 2012 Revolver, and (3) reduced the interest at a per annum rate under the 2012 Revolver and Tranche A Term Loans to LIBOR plus a credit spread ranging from 1.50% to 2.25%, based on CCOC's total net leverage ratio.
The proceeds of the original Tranche A Term Loans and Tranche B Term Loans were used in part to repay the previously outstanding 2007 Revolver, 2007 term loans and to fund the cash consideration of the WCP Acquisition and NextG Acquisition (see note 3). The borrowings under the 2012 Revolver during 2012 were used to partially fund the T-Mobile Acquisition and the repurchase and repayment of the 9% Senior Notes.
The proceeds of the Incremental Tranche B Term Loans were used to repay a portion of the amounts outstanding under the 2012 Revolver. The borrowings under the 2012 Revolver during 2013 were used to partially fund the AT&T Acquisition (see note 3). The proceeds of the Incremental Tranche B-2 Term Loans and the Incremental Tranche A Term Loans were used to repay a portion of the amounts then outstanding under the 2012 Revolver.
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's and certain of its subsidiaries' deposit accounts ($60.8 million as of December 31, 2013) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
Securitized Debt
The 2010 Tower Revenue Notes, the 2009 Securitized Notes, and the WCP Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of the Company. The 2010 Tower Revenue Notes, 2009 Securitized Notes, and the WCP Securitized Notes are governed by separate indentures. The 2010 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date. The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

previously purchased and 2006 Tower Revenue Notes not previously purchased, respectively. The WCP Securitized Notes were assumed in connection with the WCP Acquisition in January 2012. Interest is paid monthly on the Securitized Debt.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers or third party land interests held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, (3) a security interest in the applicable issuers' contracts with customers to lease tower space (space licenses) or third party land interests, and (4) in the case of the WCP Securitized Notes, a perfected first mortgage lien on certain prepaid lease arrangements. The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the 2010 Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the 2010 Tower Revenue Notes, the 2010 Tower Revenue Notes are not obligations of, nor are the 2010 Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2013, the Securitized Debt was collateralized with personal property and equipment with a net book value of an aggregate approximately $1.5 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
The Company may repay the 2010 Tower Revenue Notes or the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the applicable issuance date, provided such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.
Bonds—Senior Notes
The 7.125% senior notes due 2019 ("7.125% Senior Notes") and the 5.25% senior notes due 2023 ("5.25% Senior Notes") (collectively, "Senior Notes") are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company and rank pari passu with the other respective high yield bonds of the Company. The Company used the net proceeds from the 7.125% Senior Notes to purchase certain indebtedness of its subsidiaries. The Company used the net proceeds from the 5.25% Senior Notes offering to partially fund the T-Mobile Acquisition.
The Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions or qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, or make certain investments. Certain of these restrictions are not applicable if there is no event of default and if the ratio of the Company's Consolidated Debt (as defined in the respective Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the respective Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.
Prior to November 2014, the Company may redeem the 7.125% Senior Notes, at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any. After such date, the 7.125% Senior Notes may be redeemed at the redemption prices set forth in the indenture governing such notes. The Company may redeem the 5.25% Senior Notes at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest if any.
Bonds—Secured Notes
The "2012 Secured Notes" consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The 2012 Secured Notes were issued and are guaranteed by the same subsidiaries of the Company that had previously issued and guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 2012 Secured Notes are not guaranteed by and are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 2012 Secured Notes. The 2012 Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 2012 Secured Notes to repurchase and redeem the 7.75% Secured Notes and a portion of the 9% Senior Notes. The 2012 Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any.
Previously Outstanding Indebtedness
Credit Facility. In January 2012, the Company repaid the previously outstanding 2007 Revolver and term loans pursuant its previously outstanding credit agreement entered into by CCOC. The 2007 Revolver previously had a total revolving commitment of $450 million.
Bonds—Senior Notes. In December 2012, in accordance with a cash tender offer commenced on December 11, 2012, the Company purchased approximately $515.5 million aggregate principal amount of the 9% Senior Notes validly tendered on or prior to the early settlement date. In January 2013, the Company purchased approximately $0.8 million aggregate principal amount of 9% Senior Notes validly tendered after the early settlement date, but on or prior to the expiration date, and then redeemed all of the remaining outstanding 9% Senior Notes (approximately $313.3 million aggregate principal amount). The purchase and redemption of the 9% Senior Notes was funded by borrowings under the 2012 Revolver and proceeds from the issuance of the 2012 Secured Notes.
Bonds—Secured Notes. In December 2012, in accordance with a cash tender offer commenced on December 11, 2012, the Company purchased approximately $670.6 million aggregate principal amount of the 7.75% Secured Notes validly tendered on or prior to the expiration date. The 7.75% Secured Notes contained financial covenants that resulted in cash being deposited in a reserve account and required the Company to restrict cash in order to redeem the remainder of the 7.75% Secured Notes as of December 31, 2012. In January 2013, all of the remaining then outstanding 7.75% Secured Notes (approximately $294.4 million aggregate principal amount) were redeemed. The purchase and redemption of the 7.75% Secured Notes was funded by the issuance of the 2012 Secured Notes.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2013. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and WCP Securitized Notes. If the Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. If the WCP Securitized Notes are not paid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP Securitized Notes.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total Cash Obligations	Net Unamortized Premiums	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$100,550	$99,750	$114,418	$612,677	$997,390	$9,663,761	$11,588,546	$5,954	$11,594,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2013 and December 31, 2012. There were no purchases and redemptions of debt during the year ended December 31, 2011.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
9% Senior Notes	314,170	332,045	(17,894)
7.75% Secured Notes(b)	294,362	312,465	(18,103)
5.25% Senior Notes	30	30	—
Tranche A Term Loans	87,489	87,489	(399)
Tranche B Term Loans	30,941	30,941	(490)
Other	—	—	(241)
Total	$726,992	$762,970	$(37,127)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses predominantly relate to cash losses, including with respect to make whole payments.

	Year Ending December 31, 2012
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	552,715	589,105	(62,966)
7.75% Secured Notes	706,045	752,332	(64,989)
7.5% Senior Notes	51	51	—
WCP Securitized Notes	16,911	18,096	(681)
Other	—	—	(1,445)
Total	$1,894,847	$1,978,709	$(131,974)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $48.1 million related to the write-off of deferred financing costs and discounts. In addition, the remainder relates to cash losses including with respect to make whole payments.

8.	Interest Rate Swaps
The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings or (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. As of December 31, 2013, the Company does not have any interest rate swaps outstanding.
The following table shows the effect of interest rate swaps on the consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $63.1 million for the year ended December 31, 2014. See also note 9.

Interest Rate Swaps Designated as Hedging Instruments(a)	Years Ended December 31,						Classification
	2013		2012		2011
Gain (loss) recognized in other comprehensive income ("OCI") (effective portion)	$—		$—		$(973)	(b)	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(64,928)	(b)	(65,239)	(b)	(71,707)	(b)	Interest expense and amortization of deferred financing costs
____________________

(a)	Exclusive of benefit (provision) for income taxes.

(b)	Inclusive of the impact of forward-starting interest rate swaps which had been hedging certain anticipated refinancings, all of which were previously cash settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$223,394	$223,394	$441,364	$441,364
Restricted cash	1	188,526	188,526	580,938	580,938
Liabilities:
Debt and other obligations	2	$11,594,500	$11,892,587	$11,611,242	$12,438,032

10.	Income Taxes
Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2013	2012	2011
Domestic	$260,364	$77,254	$168,804
Foreign(a)	32,165	23,573	11,003
	$292,529	$100,827	$179,807

(a)	Inclusive of income (loss) before income taxes from Australia and Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$684	$229	$3,213
Foreign	(6,732)	(6,837)	(3,377)
State	(12,305)	(3,705)	(3,557)
Total current	(18,353)	(10,313)	(3,721)
Deferred:
Federal	(164,769)	65,643	1,054
Foreign	(6,136)	42,714	(694)
State	(9,370)	2,017	(4,986)
Total deferred	(180,275)	110,374	(4,626)
Total tax benefit (provision)	$(198,628)	$100,061	$(8,347)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit (provision) for income taxes at statutory rate	$(102,385)	$(35,289)	$(62,932)
Tax effect of foreign income (losses)	11,258	8,251	3,851
Tax adjustment related to the REIT election(a)	(67,395)	—	—
Expenses for which no federal tax benefit was recognized	(9,570)	(3,874)	(5,433)
Valuation allowances	—	95,072	61,921
State tax (provision) benefit, net of federal	(14,852)	(1,097)	(4,565)
Foreign tax	(12,868)	35,877	(4,071)
Other	(2,816)	1,121	2,882
	$(198,628)	$100,061	$(8,347)

(a)	Inclusive of a $39.8 million adjustment to reclassify a deferred tax charge from AOCI to the provision for income taxes.
The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities:
Property and equipment	$135,824	$1,246,899
Deferred site rental receivable	28,074	340,113
Intangible assets	116,548	894,800
Total deferred income tax liabilities	280,446	2,481,812
Deferred income tax assets:
Net operating loss carryforwards	134,123	950,195
Deferred ground lease payable	7,122	121,752
Alternate minimum tax credit carryforward	—	3,566
Accrued liabilities	148,580	190,121
Receivables allowance	1,228	4,140
Prepaid lease	—	1,358,430
Derivative instruments	—	51,380
Capital loss carryforwards	—	29,402
Other	5,866	5,270
Valuation allowances	(27,264)	(70,940)
Total deferred income tax assets, net	269,655	2,643,316
Net deferred income tax asset (liabilities)	$(10,791)	$161,504
During the fourth quarter of 2013, the Company completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from the Company's board of directors. See note 20. As a result, the Company de-recognized the net deferred tax assets and liabilities related to the entities included in the REIT, which resulted in net non-cash income tax charge of $67.4 million in conjunction with the anticipated REIT conversion. Included in the REIT conversion charge of $67.4 million is a $39.8 million adjustment to reclassify a deferred tax charge from AOCI to the provision for income taxes.
During 2013, in connection with completing the steps necessary to qualify to operate as a REIT, the Company reversed $29.4 million of valuation allowance associated with capital loss carryforwards as the Company generated sufficient capital gains in 2013 to fully realize these capital loss carryforwards. Also, during 2013, the Company recorded a valuation allowance of $12.0 million against federal net operating loss carryforwards of its TRSs as the Company has determined that a portion of its TRSs federal net operating loss carryforwards more likely than not will not be realized.
As a REIT, the Company will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRS, (4) certain state, local, or foreign income taxes, (5) franchise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. The Company's small cell operations will initially be conducted through one or more wholly-owned TRSs. The Company has submitted a private letter ruling request with the Internal Revenue Service ("IRS") regarding whether certain components of its small cell business and the related rents qualify as real property under Code Section 856 and thus can be included in our REIT. Additionally, the Company will include in TRSs its tower operations in Australia and may include certain other assets and operations in TRSs. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2014.  This gain can be offset for any remaining federal net operating loss carryforwards.
During 2012, the Company recorded $100.5 million of net U.S. federal deferred tax assets and $19.7 million of net state deferred tax liabilities in connection with the 2012 Acquisitions. Also, during 2012, the Company reversed a total of $95.1 million of federal and $20.1 million of state valuation allowances to benefit (provision) for income taxes resulting from (1) the NextG Acquisition and (2) the determination that the Company is more likely than not to realize these deferred tax assets as a result of the Company's recent historical trends of earnings and anticipated future earnings. In addition, during 2012, the Company reversed the remaining valuation allowance of $51.1 million on its foreign deferred tax assets relating to its Australian subsidiaries to benefit (provision) for income taxes. This reversal results from the determination that the Company is more likely than not to realize these deferred assets as a result of the Australian subsidiaries increased profitability and anticipated future earnings.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2013			December 31, 2012
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$(7,513)	$(12,000)	$(19,513)	$104,213	$(29,402)	$74,811
State	(807)	(14,547)	(15,354)	35,474	(41,538)	(6,064)
Foreign	24,793	(717)	24,076	41,377	—	41,377
Other comprehensive income (loss)	—	—	—	51,380	—	51,380
Total	$16,473	$(27,264)	$(10,791)	$232,444	$(70,940)	$161,504
At December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $2.2 billion and $1.1 billion, respectively, which are available to offset future taxable income. These amounts include $0.2 billion of losses related to stock-based compensation. The Company also had foreign net operating loss carryforwards of $0.1 billion. If not utilized, the Company's U.S. federal net operating loss carryforwards expire starting in 2021 and ending in 2032, and the state net operating carryforwards expire starting in 2013 and ending in 2033. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired. The remaining valuation allowance relates to federal net operating loss carryforwards and certain state net deferred tax assets (primarily net operating loss carryforwards).
As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $21.5 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2013	2012
Balance at beginning of year	$19,184	$8,376
Additions based on current year tax positions	2,365	10,808
Balance at end of year	$21,549	$19,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, the Company is not subject to an IRS examination.

11.	Redeemable Convertible Preferred Stock
The Company originally issued 8.1 million shares of its 6.25% Redeemable Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Redeemable Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 6.25% per annum. The dividends were paid with approximately $2.5 million and $19.5 million of cash for the years ended December 31, 2012 and 2011, respectively. In January 2012, the Company exercised its right to convert all of the outstanding 6.25% Redeemable Convertible Preferred Stock into common stock. In February 2012, the Company issued 8.3 million shares of common stock associated with the previously outstanding 6.25% Redeemable Convertible Preferred Stock.

12.	Stockholders' Equity
Common Stock and Preferred Stock Offering
On October 28, 2013, the Company completed an offering of 41.4 million shares of common stock, which generated net proceeds of approximately $3.0 billion.
On October 28, 2013, the Company completed an offering of approximately 9.8 million shares of the Company's 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Mandatory Convertible Preferred Stock"), which generated net proceeds of $950.9 million. The holders of the 4.50% Mandatory Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 4.50% per annum payable on February 1, May 1, August 1 and November 1 of each year, commencing in February 2014, and to, and including, November 1, 2016. The dividends may be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock. The terms of the 4.50% Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding 4.50% Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
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
On December 31, 2013, the Company announced that the quarterly dividend on 4.50% Mandatory Convertible Preferred Stock will be paid on February 3, 2014 to the holders of record on January 15, 2014, and that dividend will be paid in cash at a rate of $1.1625 per share.
The common stock and 4.50% Mandatory Convertible Preferred Stock offerings in October 2013 are collectively referred to herein as the "October Equity Financings."
The Company used the proceeds from the October Equity Financings to partially fund the AT&T Acquisition.
Announcement of Plan to Initiate Common Stock Dividend
On October 21, 2013, the Company announced its expectation to initiate a quarterly dividend on shares of common stock of $0.35 per share beginning in the first quarter of 2014. The declaration, amount, and payment of dividends are subject to the final determination of the Company's board of directors based on then-current and anticipated future conditions, including earnings, net cash provided by operating activities, capital requirements, financial condition, relative market capitalization, existing federal net operating losses, or other factors deemed relevant by the Company's board of directors. See note 20.
Purchases of the Company's Common Stock
For the years ended December 31, 2013, 2012, and 2011, the Company purchased 1.4 million, 0.7 million, and 7.4 million shares of common stock, respectively, utilizing $99.5 million, $36.0 million, and $303.4 million in cash, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2013, the Company has 12.5 million shares available for future issuance pursuant to its 2013 stock compensation plan.
Restricted Stock Awards
The restricted stock awards granted to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, or (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Such restricted stock awards vest over periods of up to five years.
The following is a summary of the restricted stock award activity during the year ended December 31, 2013.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	2,343	$34.2
Shares granted	958	46.4
Shares vested	(978)	33.5
Shares forfeited	(41)	46.8
Shares outstanding at end of year	2,282	$39.4
For the years ended December 31, 2013, 2012, and 2011, the Company granted 1.0 million shares, 1.0 million shares, and 0.9 million shares, respectively, of restricted stock awards to the Company's executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2013, 2012, and 2011 was $46.37, $38.82, and $37.05 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2013 was 2.6 years.
During the year ended December 31, 2013, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year or five-year period. During the year ended December 31, 2013, the Company granted 0.5 million shares of restricted stock awards to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period.
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
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2013, 2012, and 2011, respectively, with market conditions.

	Years Ended December 31,
	2013	2012	2011
Risk-free rate	0.4%	0.4%	1.4%
Expected volatility	23%	31%	48%
Expected dividend rate	—%	—%	—%
The Company recognized stock-based compensation expense related to restricted stock awards of $37.8 million, $32.7 million, and $31.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2013 is $33.2 million and is estimated to be recognized over a weighted-average period of less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following table is a summary of the restricted stock awards vested during the three years ended December 31, 2013.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2013	978	$66,666
2012	1,974	101,692
2011	1,717	74,754
CCAL Awards
CCAL may award to its employees and directors restricted units settled in cash. The CCAL vested options for the purchase of CCAL shares, vested restricted units, or CCAL shares may be periodically settled in cash. As of December 31, 2013 and 2012, the liability for the CCAL options and restricted units was $8.1 million and $11.7 million, respectively.
Stock-based Compensation by Segment
The following table discloses the components of stock-based compensation expense. For the years ended December 31, 2013, 2012, and 2011, the Company recorded tax benefits, exclusive of the change in the valuation allowance and the impact of the REIT election, of $14.5 million, $14.7 million, and $11.4 million, respectively, related to stock-based compensation expense (see note 10).

	Year Ended December 31, 2013
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$1,193	$—	$1,193
Network services and other costs of operations	1,799	—	1,799
General and administrative expenses	36,038	2,758	38,796
Total stock-based compensation	$39,030	$2,758	$41,788
	Year Ended December 31, 2012
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$3,401	$—	$3,401
Network services and other costs of operations	2,721	—	2,721
General and administrative expenses	35,822	5,597	41,419
Total stock-based compensation	$41,944	$5,597	$47,541
	Year Ended December 31, 2011
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$942	$—	$942
Network services and other costs of operations	1,555	—	1,555
General and administrative expenses	30,113	3,381	33,494
Total stock-based compensation	$32,610	$3,381	$35,991

14.	Employee Benefit Plans
The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $8.1 million, $15.3 million, and $6.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

15.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. See note 16 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 53% of its towers at the end of their respective lease terms. Such purchase options are not firm commitments and are not required.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $8.1 million, $6.5 million, and $5.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013 and 2012, the Company recorded $16.3 million and $21.1 million, respectively, in asset retirement obligations as a result of the Company's acquisitions. As of December 31, 2013 and 2012, liabilities for retirement obligations were $118.4 million and $95.0 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords or other contractual agreements. The property taxes are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments. The Company has an obligation to reimburse Sprint, T-Mobile, and AT&T for property taxes it pays on the Company's behalf related to certain towers the Company leases from them. The Company paid Sprint, T-Mobile, and AT&T an aggregate of $27.7 million for the year ended December 31, 2013 and expects to pay Sprint, T-Mobile, and AT&T an aggregate of approximately $44 million for the year ended December 31, 2014.

16.	Operating Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2013. Generally, the Company's contracts with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2013, the weighted-average remaining term of tenant contracts is approximately eight years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Tenant leases	$2,474,529	$2,432,301	$2,342,749	$2,256,108	$2,155,880	$10,419,970	$22,081,537
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2013. The Company is obligated under non-cancelable operating contracts for land interests under 82% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Approximately three-fourths and nine-tenths of the Company's site rental gross margins for the year ended December 31, 2013 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$565,587	$573,059	$578,551	$582,231	$583,775	$7,546,074	$10,429,277
Rental expense from operating leases was $513.6 million, $372.3 million, and $338.3 million, respectively, for the years ended December 31, 2013, 2012, and 2011. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $73.7 million, $57.6 million, and $56.4 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

17.	Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's reportable operating segments are (1) CCUSA, consisting of the Company's U.S. operations, and (2) CCAL, the Company's Australian operations. Financial results for the Company are reported to management and the board of directors in this manner.
The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations (as determined in accordance with GAAP), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis. Noncontrolling interests primarily represent the noncontrolling shareholders' 22.4% interests in CCAL, the Company's 77.6% majority-owned subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$2,371,380	$132,240	$—	$2,503,620	$2,001,049	$123,141	$—	$2,124,190	$1,744,993	$108,557	$—	$1,853,550
Network services and other	494,371	24,393	—	518,764	285,287	23,203	—	308,490	161,522	17,657	—	179,179
Net revenues	2,865,751	156,633	—	3,022,384	2,286,336	146,344	—	2,432,680	1,906,515	126,214	—	2,032,729
Operating expenses:
Costs of operations(b):
Site rental	686,873	38,236	—	725,109	503,661	35,578	—	539,239	446,868	34,530	—	481,398
Network services and other	304,144	17,543	—	321,687	173,762	15,988	—	189,750	96,057	10,930	—	106,987
General and administrative	213,519	25,183	—	238,702	184,911	27,661	—	212,572	151,737	21,756	—	173,493
Asset write-down charges	13,595	1,268	—	14,863	15,226	322	—	15,548	21,986	299	—	22,285
Acquisition and integration costs	25,574	431	—	26,005	18,216	82	—	18,298	3,310	—	—	3,310
Depreciation, amortization and accretion	741,342	32,873	—	774,215	591,428	31,164	—	622,592	522,681	30,270	—	552,951
Total operating expenses	1,985,047	115,534	—	2,100,581	1,487,204	110,795	—	1,597,999	1,242,639	97,785	—	1,340,424
Operating income (loss)	880,704	41,099	—	921,803	799,132	35,549	—	834,681	663,876	28,429	—	692,305
Interest expense and amortization of deferred financing costs	(589,630)	(16,545)	16,545	(589,630)	(601,031)	(19,330)	19,317	(601,044)	(507,264)	(22,974)	22,651	(507,587)
Gains (losses) on retirement of long-term obligations	(37,127)	—	—	(37,127)	(131,974)	—	—	(131,974)	—	—	—	—
Interest income	956	399	—	1,355	4,089	467	—	4,556	187	479	—	666
Other income (expense)	12,643	30	(16,545)	(3,872)	13,954	(29)	(19,317)	(5,392)	17,048	26	(22,651)	(5,577)
Benefit (provision) for income taxes	(191,000)	(7,628)	—	(198,628)	60,144	39,917	—	100,061	(6,126)	(2,221)	—	(8,347)
Net income (loss)	76,546	17,355	—	93,901	144,314	56,574	—	200,888	167,721	3,739	—	171,460
Less: Net income (loss) attributable to the noncontrolling interest	—	3,790	—	3,790	(268)	12,572	—	12,304	(348)	731	—	383
Net income (loss) attributable to CCIC stockholders	$76,546	$13,565	$—	$90,111	$144,582	$44,002	$—	$188,584	$168,069	$3,008	$—	$171,077
Capital expenditures	$534,809	$33,001	$—	$567,810	$419,980	$21,403	$—	$441,383	$333,862	$14,080	$—	$347,942
Total assets (at year end)	$20,466,369	$411,679	$(283,140)	$20,594,908	$15,969,084	$440,395	$(320,770)	$16,088,709
Goodwill (at year end)	$4,902,950	$13,476	$—	$4,916,426	$3,116,824	$3,133	$—	$3,119,957

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	$76,546	$17,355	$—	$93,901	$144,314	$56,574	$—	$200,888	$167,721	$3,739	$—	$171,460
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	13,595	1,268	—	14,863	15,226	322	—	15,548	21,986	299	—	22,285
Acquisition and integration costs	25,574	431	—	26,005	18,216	82	—	18,298	3,310	—	—	3,310
Depreciation, amortization and accretion	741,342	32,873	—	774,215	591,428	31,164	—	622,592	522,681	30,270	—	552,951
Amortization of prepaid lease purchase price adjustments	15,473	—	—	15,473	14,166	—	—	14,166	—	—	—	—
Interest expense and amortization of deferred financing costs	589,630	16,545	(16,545)	589,630	601,031	19,330	(19,317)	601,044	507,264	22,974	(22,651)	507,587
Gains (losses) on retirement of long-term obligations	37,127	—	—	37,127	131,974	—	—	131,974	—	—	—	—
Interest income	(956)	(399)	—	(1,355)	(4,089)	(467)	—	(4,556)	(187)	(479)	—	(666)
Other income (expense)	(12,643)	(30)	16,545	3,872	(13,954)	29	19,317	5,392	(17,048)	(26)	22,651	5,577
Benefit (provision) for income taxes	191,000	7,628	—	198,628	(60,144)	(39,917)	—	(100,061)	6,126	2,221	—	8,347
Stock-based compensation expense	39,030	2,758	—	41,788	41,785	5,597	—	47,382	32,610	3,381	—	35,991
Adjusted EBITDA	$1,715,718	$78,429	$—	$1,794,147	$1,479,953	$72,714	$—	$1,552,667	$1,244,463	$62,379	$—	$1,306,842
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Geographic Information
A summary of net revenues by country, based on the location of the Company's subsidiaries, is as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$2,862,397	$2,283,088	$1,902,536
Australia	156,633	146,344	126,214
Other countries	3,354	3,248	3,979
Total net revenues	$3,022,384	$2,432,680	$2,032,729
A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2013	2012
United States	$17,670,665	$12,730,337
Australia	235,493	232,099
Other countries	15,810	16,748
Total long-lived assets	$17,921,968	$12,979,184
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to the CCUSA segment). The following table is after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless.

	Years Ended December 31,
	2013		2012	2011
Sprint	27%	(a)	28%	24%
T-Mobile	23%	(b)	15%	14%
AT&T	22%	(c)	23%	26%
Verizon Wireless	16%		17%	19%
Total	88%		83%	83%
________________

(a)
For the year ended December 31, 2013, Sprint and Clearwire accounted for 24% and 3%, respectively, of consolidated net revenues. As of December 31, 2013, Sprint and Clearwire are co-residents on approximately 7% of the Company's towers. The weighted-average remaining term on these tower tenant contracts with Sprint and Clearwire is approximately six years and three years, respectively. Revenue from Clearwire on these towers represented approximately 2% of consolidated site rental revenues for the year ended December 31, 2013.

(b)
For the year ended December 31, 2013, T-Mobile and MetroPCS accounted for 18% and 5%, respectively, of consolidated net revenues. As of December 31, 2013, T-Mobile and MetroPCS are co-residents on approximately 4% of the Company's towers. The weighted-average remaining term on these tower tenant contracts with T-Mobile and MetroPCS is approximately nine years and five years , respectively. Revenue from MetroPCS on these towers represented approximately 2% of consolidated site rental revenues for the year ended December 31, 2013.

(c)
For the year ended December 31, 2013, AT&T and Leap Wireless accounted for 19% and 3%, respectively, of consolidated net revenues. As of December 31, 2013, AT&T and Leap Wireless are co-residents on approximately 6% of the Company's towers. The weighted-average remaining term on these tower tenant contracts with AT&T and Leap Wireless is approximately eight years and three years, respectively. Revenue from Leap Wireless on these towers represented approximately 1% of consolidated site rental revenues for the year ended December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with Sprint, T-Mobile, AT&T, and Verizon Wireless or their agents that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer leases with contractually determinable payment terms, or proactive management of past due balances.

18.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$477,395	$504,494	$404,443
Income taxes paid	15,591	3,375	4,340
Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities for purchases of property and equipment	56,279	58,638	27,094
Conversion of 6.25% Redeemable Convertible Preferred Stock (note 11)	—	305,180	—
Assumption of WCP Securitized Notes	—	336,273	—

19.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2013:
Net revenues	$740,060	$734,928	$748,977	$798,419
Operating income (loss)	235,055	229,961	222,839	233,948
Gains (losses) on retirement of long-term obligations	(35,909)	(577)	(1)	(640)
Benefit (provision) for income taxes(a)	(17,708)	(36,587)	(33,959)	(110,374)
Net income (loss) attributable to CCIC stockholders	15,462	52,359	45,836	(23,546)
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.05	$0.18	$0.16	$(0.11)
Diluted	$0.05	$0.18	$0.16	$(0.11)
	Three Months Ended
	March 31	June 30	September 30	December 31
2012:
Net revenues	$551,745	$585,511	$621,337	$674,087
Operating income (loss)	202,228	202,977	220,768	208,708
Gains (losses) on retirement of long-term obligations	(7,068)	(7,518)	—	(117,388)
Benefit (provision) for income taxes(a)	(6,695)	68,432	(32,300)	70,624
Net income (loss) attributable to CCIC stockholders	50,031	116,013	42,045	(19,505)
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.17	$0.40	$0.14	$(0.07)
Diluted	$0.17	$0.40	$0.14	$(0.07)

(a) Inclusive of the tax adjustment related to the REIT election of $67.4 million. See also note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

20.	Subsequent Events
REIT Election
Effective January 1, 2014, the Company announced that it commenced operating as a REIT for U.S. federal income tax purposes. See notes 2 and 10 for additional information concerning the REIT election.
Tranche B Term Loans Maturity Extension
On January 21, 2014, the Company amended the 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans to January 2021. As of the date of the amendment, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $571.3 million aggregate principal amount due January 2019.
Dividend Declaration
On February 20, 2014, the Company announced that its board of directors has declared a quarterly cash dividend to its common stockholders. The quarterly dividend of $0.35 per common share will be payable on March 31, 2014 to stockholders of record at the close of business on March 20, 2014.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2013, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework (1992)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2013:

Plan category(a)(b)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	12,493,487
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	12,493,487
____________________

(a)	See note 13 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	CCAL has an equity compensation plan under which it awards restricted units settled in cash to its employees and directors. This plan has not been approved by the registrant's security holders.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 42.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts follows this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
(a)(3) Exhibits:
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 15(a)(3).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2013	$7,726	$1,351	$—	$(1,401)	$—	$7,676
2012	$5,891	$3,673	$—	$(1,838)	$—	$7,726
2011	$5,683	$1,819	$—	$(1,611)	$—	$5,891

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2013	$70,940	$717	$—	$(2,174)	$—	$(42,219)	$27,264
2012	$228,417	$—	$—	$(166,911)	$(5,718)	$15,152	$70,940
2011	$318,055	$—	$—	$(83,115)	$(22,119)	$15,596	$228,417
____________________

(a)	Inclusive of the effects of exchange rate changes, acquisitions, and the impact of the REIT conversion.

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(aa)	2.1
Agreement and Plan of Merger, dated as of December 15, 2011, by and among Crown Castle International Corp., Crown Castle NG Acquisitions Corp., NextG Networks, Inc. and Madison Dearborn Capital Partners V-A, L.P., solely in its capacity as the Representative

(b)	2.2	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(c)	2.3
Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(h)	2.4	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.
(c)	2.5	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC
(h)	2.6	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC
(d)	2.7
Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(d)	2.8	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(f)	2.9	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(f)	2.10	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.11	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(f)	2.12	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(pp)	3.1	Composite Certificate of Incorporation of Crown Castle International Corp.
(bb)	3.2	Composite By-laws of Crown Castle International Corp.
(oo)	3.3
Certificate of Designations of the 4.50% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective October 28, 2013

(oo)	3.4	Certificate of Elimination of Certificate of Designations of the 6.25% Cumulative Convertible Preferred Stock of Crown Castle International Corp., dated August 2, 2000
(oo)	3.5
Certificate of Elimination of Certificate of Designation of the Series A Participating Cumulative Preferred Stock of Crown Castle International Corp., dated August 21, 1998, as amended on August 2, 2000

(a)	4.1	Specimen Certificate of Common Stock
(j)	4.2
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(v)	4.3
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

(v)	4.4
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

Exhibit Number		Exhibit Description
(v)	4.5
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

(w)	4.6
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

(w)	4.7
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

(w)	4.8
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

(p)	4.9	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee
(t)	4.10
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(t)	4.11
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(u)	4.12	Second Supplemental Indenture dated October 23, 2009, relating to 7.125% Senior Notes due 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(y)	4.13
Indenture dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(y)	4.14
Series 2010-1 Indenture Supplement dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(dd)	4.15	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023
(gg)	4.16
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(c)	10.1	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(g)	10.2	Form of Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk

Exhibit Number		Exhibit Description
(n)	10.3	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(s)	10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(m)	10.5	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(ll)	10.6	Amendment to 2004 Stock Incentive Plan, as amended
(kk)	10.7	Crown Castle International Corp. 2013 Long-Term Incentive Plan
(i)	10.8	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan
(i)	10.9	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(n)	10.10	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(o)	10.11	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(s)	10.12	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(z)	10.13	Crown Castle International Corp. 2012 EMT Annual Incentive Plan
(ii)	10.14	Crown Castle International Corp. 2013 EMT Annual Incentive Plan
(ii)	10.15	Summary of Non-Employee Director Compensation
(j)	10.16
Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(k)	10.17
Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(l)	10.18
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

(j)	10.19
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

(l)	10.20
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

(j)	10.21	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(q)	10.22	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(r)	10.23
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

Exhibit Number		Exhibit Description
(r)	10.24	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(r)	10.25
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(r)	10.26	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(r)	10.27
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(r)	10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(t)	10.29
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(t)	10.30
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(t)	10.31	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
(y)	10.32
Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, as borrower, the lenders and issuing banks party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(cc)	10.33
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

(dd)	10.34
Registration Rights Agreement dated October 15, 2012, by and among Crown Castle International Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the initial purchasers

(ee)	10.35
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

(ff)	10.36
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

(jj)	10.37
Amendment No. 3 to Credit Agreement dated as of April 19, 2013, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of the Borrower, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(mm)	10.38
Incremental Facility Amendment No. 2 dated as of August 22, 2013, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto, and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, by and among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

Exhibit Number		Exhibit Description
(qq)	10.39
Incremental Facility Amendment No. 3 and Maturity Date Extension dated as of December 30, 2013, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto, and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, by and among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(rr)	10.40
Maturity Date Extension Amendment dated as of January 21, 2014, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto, and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, by and among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(gg)	10.41
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(gg)	10.42
Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers

(hh)	10.43	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC
(hh)	10.44
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC

(hh)	10.45
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC

(hh)	10.46
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

(nn)	10.47
Commitment Letter, dated as of October 18, 2013, among Crown Castle International Corp., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Barclays Bank PLC, SunTrust Bank, The Royal Bank of Scotland plc, Credit Agricole Corporate and Investment Bank, Royal Bank of Canada, Toronto Dominion (New York) LLC, TD Securities (USA) LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank AG Cayman Islands Branch, PNC Bank, National Association, PNC Capital Markets, LLC and Sumitomo Mitsui Banking Corporation

(nn)	10.48	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.
*	10.49	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto
*	10.50	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto
*	10.51	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto
*	10.52	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto
*	11	Computation of Net Income (Loss) per Common Share
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of Crown Castle International Corp.

Exhibit Number		Exhibit Description
*	23.1	Consent of PricewaterhouseCoopers LLP
*	24	Power of Attorney (included on signature page of this annual report)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283) on August 11, 1998.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 000-24737) on December 10, 1998.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 000-24737) on April 12, 1999.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 000-24737) on June 9, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 000-24737) on November 12, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 1999.

(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 8, 2003.

(h)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2003.

(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on March 2, 2005.

(j)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on June 9, 2005.

(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on September 29, 2006.

(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 5, 2006.

(m)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 30, 2007.

(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 7, 2007.

(o)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 15, 2008

(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 29, 2009

(q)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on February 17, 2005.

(r)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on May 27, 2005.

(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 8, 2009.

(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2009.

(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 28, 2009.

(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 20, 2010.

(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 26, 2010.

(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 16, 2011.

(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 3, 2012.

(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 24, 2012.

(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2011.

(bb)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (File No. 333-180526) on April 3, 2012.

(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 2, 2012.

(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 16, 2012.

(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on November 16, 2012.

(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 17, 2012.

(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 28, 2012.

(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 2012.

(ii)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 27, 2013.

(jj)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 24, 2013.

(kk)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (File No. 001-16441) on April 8, 2013

(ll)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 28, 2013.

(mm)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 22, 2013.

(nn)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 21, 2013.

(oo)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 28, 2013.

(pp)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarterly period ended September 30, 2013.

(qq)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 6, 2014.

(rr)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 21, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2014.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2013 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 24th day of February, 2014.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer and
Jay A. Brown	Treasurer (Principal Financial Officer)

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ DALE N. HATFIELD	Director
Dale N. Hatfield

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ JOHN P. KELLY	Director
John P. Kelly

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie