Form 10-Q
period 2014-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2014-05-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Number of shares of common stock outstanding at May 2, 2014: 333,795,318

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, including the impact of Sprint decommissioning its iDEN network, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) availability of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (5) the potential advantages, benefits or impact of, or opportunities created by, our real estate investment trust ("REIT") status, (6) our intention to pursue certain steps and corporate actions in connection with our REIT conversion, including our future inclusion of REIT-related ownership limitations and transfer restrictions related to our capital stock and (7) our dividend policy, including the timing, amount or growth of any dividends.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation of thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,537	$223,394
Restricted cash	163,953	183,526
Receivables, net	245,556	249,925
Prepaid expenses	132,026	132,003
Deferred income tax assets	26,972	26,714
Other current assets	83,224	77,121
Total current assets	852,268	892,683
Deferred site rental receivables	1,129,678	1,078,995
Property and equipment, net of accumulated depreciation of $4,934,129 and $4,732,956, respectively	8,927,218	8,947,677
Goodwill	4,934,148	4,916,426
Other intangible assets, net	3,997,518	4,057,865
Deferred income tax assets	14,746	19,008
Long-term prepaid rent, deferred financing costs and other assets, net	714,090	682,254
Total assets	$20,569,666	$20,594,908

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127,053	$145,390
Accrued interest	64,561	65,582
Deferred revenues	255,323	260,114
Other accrued liabilities	155,868	181,715
Current maturities of debt and other obligations	105,467	103,586
Total current liabilities	708,272	756,387
Debt and other long-term obligations	11,467,859	11,490,914
Deferred income tax liabilities	52,134	56,513
Deferred credits and other liabilities	1,406,734	1,349,919
Total liabilities	13,634,999	13,653,733
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2014—333,795,981 and December 31, 2013—334,070,016	3,338	3,341
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2014 and December 31, 2013—9,775,000; aggregate liquidation value: March 31, 2014 and December 31, 2013—$977,500	98	98
Additional paid-in capital	9,473,311	9,482,769
Accumulated other comprehensive income (loss)	4,059	(23,612)
Dividends/distributions in excess of earnings	(2,562,541)	(2,535,879)
Total CCIC stockholders' equity	6,918,265	6,926,717
Noncontrolling interest	16,402	14,458
Total equity	6,934,667	6,941,175
Total liabilities and equity	$20,569,666	$20,594,908

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net revenues:
Site rental	$747,162	$615,415
Network services and other	128,788	124,645
Net revenues	875,950	740,060
Operating expenses:
Costs of operations(a):
Site rental	228,076	177,606
Network services and other	72,874	77,377
General and administrative	64,849	58,246
Asset write-down charges	2,733	3,715
Acquisition and integration costs	5,659	1,602
Depreciation, amortization and accretion	250,191	186,459
Total operating expenses	624,382	505,005
Operating income (loss)	251,568	235,055
Interest expense and amortization of deferred financing costs	(146,400)	(164,369)
Gains (losses) on retirement of long-term obligations	—	(35,909)
Interest income	173	297
Other income (expense)	(2,736)	(629)
Income (loss) before income taxes	102,605	34,445
Benefit (provision) for income taxes	188	(17,708)
Net income (loss)	102,793	16,737
Less: net income (loss) attributable to the noncontrolling interest	1,296	1,275
Net income (loss) attributable to CCIC stockholders	101,497	15,462
Dividends on preferred stock	(10,997)	—
Net income (loss) attributable to CCIC common stockholders	$90,500	$15,462
Net income (loss)	$102,793	$16,737
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $0 and $5,692, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	16,182	10,570
Foreign currency translation adjustments	12,137	(390)
Total other comprehensive income (loss)	28,319	10,180
Comprehensive income (loss)	131,112	26,917
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,944	1,700
Comprehensive income (loss) attributable to CCIC stockholders	$129,168	$25,217
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.27	$0.05
Diluted	$0.27	$0.05
Weighted-average common shares outstanding (in thousands):
Basic	332,034	291,102
Diluted	333,045	292,570

Dividends/distributions declared per common share	$0.35	$—
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$102,793	$16,737
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	250,191	186,459
Gains (losses) on retirement of long-term obligations	—	35,909
Amortization of deferred financing costs and other non-cash interest	20,881	36,920
Stock-based compensation expense	11,956	10,029
Asset write-down charges	2,733	3,715
Deferred income tax benefit (provision)	(2,332)	14,740
Other adjustments	(774)	765
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(1,021)	27,578
Increase (decrease) in accounts payable	(10,601)	(6,545)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	34,900	10,506
Decrease (increase) in receivables	4,896	(19,808)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(51,339)	(30,379)
Net cash provided by (used for) operating activities	362,283	286,626
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(62,228)	(12,810)
Capital expenditures	(142,943)	(116,353)
Other investing activities, net	952	147
Net cash provided by (used for) investing activities	(204,219)	(129,016)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(27,739)	(25,333)
Purchases and redemptions of long-term debt	—	(644,422)
Purchases of capital stock	(21,417)	(23,579)
Borrowings under revolving credit facility	83,000	—
Payments under revolving credit facility	(89,000)	(165,000)
Payments for financing costs	(5,854)	(3,927)
Net (increase) decrease in restricted cash	14,743	425,774
Dividends/distributions paid on common stock	(116,829)	—
Dividends paid on preferred stock	(11,363)	—
Net cash provided by (used for) financing activities	(174,459)	(436,487)
Effect of exchange rate changes on cash	(6,462)	(1,622)
Net increase (decrease) in cash and cash equivalents	(22,857)	(280,499)
Cash and cash equivalents at beginning of period	223,394	441,364
Cash and cash equivalents at end of period	$200,537	$160,865

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2014	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	14,031	—	—	—	11,956	—	—	—	—	11,956
Purchases and retirement of capital stock	(288,066)	(3)	—	—	(21,414)	—	—	—	—	(21,417)
Other comprehensive income (loss)(a)	—	—	—	—	—	11,489	16,182	—	648	28,319
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,162)	—	(117,162)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	101,497	1,296	102,793
Balance, March 31, 2014	333,795,981	$3,338	9,775,000	$98	$9,473,311	$69,750	$(65,691)	$(2,562,541)	$16,402	$6,934,667
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2013	293,164,786	$2,932	—	—	$5,623,595	$102,125	$(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	947,979	9	—	—	10,020	—	—	—	—	10,029
Purchases and retirement of capital stock	(341,559)	(3)	—	—	(23,576)	—	—	—	—	(23,579)
Other comprehensive income (loss)(a)	—	—	—	—	—	(815)	10,570	—	425	10,180
Net income (loss)	—	—	—	—	—	—	—	15,462	1,275	16,737
Balance, March 31, 2013	293,771,206	$2,938	—	—	$5,610,039	$101,310	$(153,346)	$(2,610,528)	$14,218	$2,964,631
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2013, and related notes thereto, included in the 2013 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. All references to the "Company" include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, (2) DAS, a type of small cell network, and (3) third party land interests. The Company conducts operations through subsidiaries of CCOC, including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its towers, and, to a lesser extent, to (2) its small cells, and (3) third party land interests to wireless communications companies via long-term contracts in various forms, including licenses, subleases and lease agreements.
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 5.
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
As part of CCUSA's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) customer equipment installation or subsequent augmentations (collectively, "installation services") and (2) the following additional site development services relating to existing or new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, zoning or permitting, other construction, or network development related services.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at March 31, 2014, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2013 Form 10-K.
New Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

3.	Acquisitions
AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T to acquire, for $4.827 billion in cash at closing, exclusive rights to towers which, as of March 31, 2014, comprised approximately 24% of the Company's towers ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. The Company utilized net proceeds from the October Equity Financings, and additional borrowings under the 2012 Revolver and Term Loans to finance the AT&T Acquisition, as well as cash on hand. For the three months ended March 31, 2014, the Company recognized integration costs related to the AT&T Acquisition of $4.7 million.
The preliminary purchase price allocation related to the AT&T Acquisition is not finalized as of March 31, 2014, and is based upon preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets and certain liabilities. There were no changes in the preliminary purchase price allocation between December 31, 2013 and March 31, 2014.
Unaudited Pro Forma Operating Results
The unaudited pro forma condensed consolidated results of operations combine the historical results of the Company, along with the historical results of the AT&T Acquisition for the period presented below. The following table presents the unaudited pro forma condensed consolidated results of operations of the Company for the period presented as if the AT&T Acquisition was completed as of January 1, 2012. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Three Months Ended March 31, 2013
Net revenues	$844,044	(a)
Net income (loss)	$9,214	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders	$(0.01)	(d)
Diluted net income (loss) attributable to CCIC common stockholders	$(0.01)	(d)

(a)
Amounts are inclusive of pro forma adjustments to increase net revenues of $55.1 million that the Company expects to recognize from AT&T under AT&T's contracted lease of space on the towers acquired in the AT&T Acquisition.

(b)
Amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $55.2 million related to property and equipment and intangibles recorded as a result of the AT&T Acquisition.

(c)	The pro forma adjustments reflect the federal statutory rate and an estimated state rate. No adjustment was made with respect to the Company's REIT election. See note 5.

(d)
Pro forma amounts include the impact of the interest expense associated with the related debt financing as well as the impact of the common stock and preferred stock offerings completed in October 2013.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (d)		Outstanding Balance as of March 31, 2014		Outstanding Balance as of December 31, 2013	Stated Interest Rate as of March 31, 2014(a)(d)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019		$368,000	(b)	$374,000	2.2%
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019		658,359		662,500	2.2%
Tranche B Term Loans	Jan. 2012	Jan. 2019/Jan. 2021	(e)	2,856,990	(e)	2,864,150	3.3%
Total bank debt				3,883,349		3,900,650
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(c)	1,900,000		1,900,000	5.8%
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(c)	1,550,000		1,550,000	4.5%
2009 Securitized Notes	July 2009	2019/2029		175,071		179,792	7.4%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(c)	279,730		286,171	5.6%
Total securitized debt				3,904,801		3,915,963
Bonds - fixed rate:
7.125% Senior Notes	Oct. 2009	Nov. 2019		498,390		498,332	7.1%
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,649,970	5.3%
2012 Senior Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
Total bonds				3,648,360		3,648,302
Other:
Capital leases and other obligations	Various	Various		136,816		129,585	Various
Total debt and other obligations				11,573,326		11,594,500
Less: current maturities and short-term debt and other current obligations				105,467		103,586
Non-current portion of long-term debt and other long-term obligations				$11,467,859		$11,490,914
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of March 31, 2014, the undrawn availability under the $1.5 billion 2012 Revolver is $1.1 billion.

(c)
If the respective series of such debt is not paid in full on or prior to an applicable date then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2013 Form 10-K for additional information regarding these provisions.

(d)	See the 2013 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(e)
During January 2014, the Company amended the 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021. As of March 31, 2014, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $569.8 million aggregate principal amount due January 2019.

See note 13 for a discussion of the April 2014 issuance of $850.0 million of senior notes due in April 2022 ("4.875% Senior Notes"), the April 2014 repayment of $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date in January 2015, and the May 2014 redemption of all of the previously outstanding 7.125% Senior Notes (collectively, "2014 Refinancings").

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding as of March 31, 2014. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes. See also note 13.

	Nine Months Ended December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2014	2015	2016	2017	2018	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$76,614	$100,664	$115,313	$613,459	$992,133	$9,670,144	$11,568,327	$4,999	$11,573,326
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense on debt obligations	$125,519	$127,449
Amortization of deferred financing costs	5,641	9,047
Amortization of adjustments on long-term debt	(955)	11,436
Amortization of interest rate swaps(a)	16,182	16,262
Other, net of capitalized interest	13	175
Total	$146,400	$164,369

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

5.	Income Taxes
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, the Company will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT. The Company's small cells will initially be conducted through one or more TRSs. The Company has submitted a private letter ruling request with the Internal Revenue Service ("IRS") regarding whether certain components of its small cells and the related rents qualify as REIT real property and could be included in our REIT. If any of the small cell assets and operations are included in the REIT in the future, the Company would expect to de-recognize its previously recorded U.S. federal and state net deferred tax liabilities related to such small cell assets and operations. Additionally, the Company will include in TRSs its tower operations in Australia and will include certain other assets and operations in TRSs. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards.
For the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the three months ended March 31, 2014 primarily related to the TRS. For the three months ended March 31, 2013, the Company's effective

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

tax rate differed from the federal statutory rate predominately due to state taxes of $6.9 million, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$200,537	$200,537	$223,394	$223,394
Restricted cash, current and non-current	1	168,953	168,953	188,526	188,526
Liabilities:
Long-term debt and other obligations	2	11,573,326	11,962,914	11,594,500	11,892,587
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2013 in the Company's valuation techniques used to measure fair values.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's 4.50% Mandatory Convertible Preferred Stock as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to CCIC stockholders	$101,497	$15,462
Dividends on preferred stock	(10,997)	—
Net income (loss) attributable to CCIC common stockholders	$90,500	$15,462
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	332,034	291,102
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	1,011	1,468
Diluted weighted-average number of common shares outstanding	333,045	292,570
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.27	$0.05
Diluted	$0.27	$0.05
During the three months ended March 31, 2014, the Company issued 1.0 million restricted stock units. For the three months ended March 31, 2014, an aggregate of 1.4 million restricted stock awards and restricted stock units were excluded from the dilutive common shares because certain market conditions would not have been achieved assuming that March 31, 2014 was the end of the contingency period. For the three months ended March 31, 2014, 13.1 million common share equivalents related to the 4.50% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase approximately 53% of the Company's towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

9.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2014, the Company declared or paid the following dividends:

Equity Type	Declaration Date	Payment Date	Record Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 20, 2014	March 31, 2014	March 20, 2014	$0.35	$117.2	(a)
4.50% Mandatory Convertible Preferred Stock	December 31, 2013	February 3, 2014	January 14, 2014	$1.1625	$11.4
4.50% Mandatory Convertible Preferred Stock	March 25, 2014	May 1, 2014	April 15, 2014	$1.1250	$11.0	(b)
________________

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on May 1, 2014, based on holders of record on April 15, 2014.
Purchases of the Company's Common Stock
For the three months ended March 31, 2014, the Company purchased 0.3 million shares of its common stock utilizing $21.4 million in cash.

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

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$714,792	$32,370	$—	$747,162	$581,265	$34,150	$—	$615,415
Network services and other	126,971	1,817	—	128,788	117,862	6,783	—	124,645
Net revenues	841,763	34,187	—	875,950	699,127	40,933	—	740,060
Operating expenses:
Costs of operations:(a)
Site rental	218,644	9,432	—	228,076	167,591	10,015	—	177,606
Network services and other	71,799	1,075	—	72,874	71,848	5,529	—	77,377
General and administrative	58,641	6,208	—	64,849	52,562	5,684	—	58,246
Asset write-down charges	2,636	97	—	2,733	3,603	112	—	3,715
Acquisition and integration costs	5,659	—	—	5,659	1,602	—	—	1,602
Depreciation, amortization and accretion	245,176	5,015	—	250,191	179,126	7,333	—	186,459
Total operating expenses	602,555	21,827	—	624,382	476,332	28,673	—	505,005
Operating income (loss)	239,208	12,360	—	251,568	222,795	12,260	—	235,055
Interest expense and amortization of deferred financing costs	(146,400)	(3,683)	3,683	(146,400)	(164,369)	(4,445)	4,445	(164,369)
Gains (losses) on retirement of long-term obligations	—	—	—	—	(35,909)	—	—	(35,909)
Interest income	114	59	—	173	203	94	—	297
Other income (expense)	947	—	(3,683)	(2,736)	3,819	(3)	(4,445)	(629)
Benefit (provision) for income taxes	3,040	(2,852)	—	188	(15,613)	(2,095)	—	(17,708)
Net income (loss)	96,909	5,884	—	102,793	10,926	5,811	—	16,737
Less: net income (loss) attributable to the noncontrolling interest	—	1,296	—	1,296	—	1,275	—	1,275
Net income (loss) attributable to CCIC stockholders	$96,909	$4,588	$—	$101,497	$10,926	$4,536	$—	$15,462
Capital expenditures	$138,838	$4,105	$—	$142,943	$113,199	$3,154	$—	$116,353
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$96,909	$5,884	$—	$102,793	$10,926	$5,811	$—	$16,737
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	2,636	97	—	2,733	3,603	112	—	3,715
Acquisition and integration costs	5,659	—	—	5,659	1,602	—	—	1,602
Depreciation, amortization and accretion	245,176	5,015	—	250,191	179,126	7,333	—	186,459
Amortization of prepaid lease purchase price adjustments	3,895	—	—	3,895	3,863	—	—	3,863
Interest expense and amortization of deferred financing costs	146,400	3,683	(3,683)	146,400	164,369	4,445	(4,445)	164,369
Gains (losses) on retirement of long-term obligations	—	—	—	—	35,909	—	—	35,909
Interest income	(114)	(59)	—	(173)	(203)	(94)	—	(297)
Other income (expense)	(947)	—	3,683	2,736	(3,819)	3	4,445	629
Benefit (provision) for income taxes	(3,040)	2,852	—	(188)	15,613	2,095	—	17,708
Stock-based compensation expense	11,956	981	—	12,937	10,029	68	—	10,097
Adjusted EBITDA(a)	$508,530	$18,453	$—	$526,983	$421,018	$19,773	$—	$440,791
________________

(a)	The above reconciliation excludes line items included in our Adjusted EBITDA definition for which there is no activity for the periods shown.

11.	Concentration of Credit Risk
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
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to our CCUSA segment). The following table is after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

	Three Months Ended March 31,
	2014	2013
AT&T	27%	21%
Sprint	26%	28%
T-Mobile	21%	23%
Verizon Wireless	15%	15%
Total	89%	87%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

12.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$126,540	$99,871
Income taxes paid	7,400	2,645
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in liabilities for purchases of property and equipment	430	(5,134)

13.	Subsequent Events

4.875% Senior Notes
In April 2014, the Company issued the 4.875% Senior Notes, which consist of $850.0 million of senior notes due in April 2022. The 4.875% Senior Notes have a stated interest rate of 4.875% per annum, with interest payment dates of April 15 and October 15 that commence on October 15, 2014. The 4.875% Senior Notes are general obligations of CCIC and rank equally with all existing and future senior debt of CCIC.
The net proceeds from the offering were approximately $839 million, after the deduction of associated fees. The Company utilized the net proceeds from the offering to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes.
January 2010 Tower Revenue Notes
In April 2014, the Company completed the repayment of $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date in January 2015, resulting in a loss of approximately $4 million. See note 4.
7.125% Senior Notes
In May 2014, the Company completed the redemption of all of the previously outstanding 7.125% Senior Notes, resulting in a loss of approximately $41 million. See note 4.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2013 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2013 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
We own, operate and lease shared wireless infrastructure. Site rental revenues represented 85% of our first quarter 2014 consolidated net revenues. CCUSA, our largest operating segment, accounted for 96% of our site rental revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2013 Form 10-K for a further discussion of our business, including our long-term strategy and growth trends in the wireless communications industry.
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2014.

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes (see "Item 2. MD&A—REIT Election").

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

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

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦	Our site rental revenues grew $131.7 million, or 21%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. This growth was predominately comprised of the following:

▪	An approximate 15% increase due to the AT&T Acquisition (based on initial run rates), which was completed in December 2013.

▪	An approximate 5% increase from new tenant additions and amendments to existing customer contracts.

▪	An approximate 3% increase from cash escalations, partially offset by a decrease of approximately 1% in site rental revenues caused by the non-renewal of customer contracts.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the customer's option, representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, T-Mobile, AT&T and Verizon Wireless collectively accounted for 89% and 87% of consolidated revenues and site rental revenues, respectively, after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

•	Majority of land interests under our towers under long-term control

◦
Approximately nine-tenths and three-fourths of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent more than one-third of our site rental gross margin.

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

◦	67% of our debt has fixed rate coupons, after giving effect to the 2014 Refinancings.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $362.3 million.

◦
We believe our core business of providing access to our wireless infrastructure can be characterized as a stable cash flow stream, which we expect to grow as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Capital allocated to drive long-term stockholder value (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦
During February 2014, we declared a quarterly cash dividend of $0.35 per common share totaling approximately $117 million, which was paid in March 2014. Our quarterly common stock dividends are expected to result in an annual aggregate payment of approximately $470 million for 2014.

◦
Historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt.

◦	Discretionary investments included:

▪	The purchase of 0.3 million shares of our common stock for $21.4 million.

▪
Discretionary capital expenditures of $131.5 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

▪
During January 2014, we amended the 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021. As of March 31, 2014, our Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $569.8 million aggregate principal amount due January 2019.

▪	During April 2014, we issued the 4.875% Senior Notes, which consist of $850.0 million due in April 2022. The 4.875% Senior Notes will have a stated interest rate of 4.875% per annum.

▪
We utilized a portion of the net proceeds from the 4.875% Senior Notes offering to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes.

The following are certain highlights of our full year 2014 outlook that impact our business fundamentals described above.

•
We expect that our full year 2014 site rental revenue growth will also be impacted by similar items that impacted first quarter 2014 site rental revenue growth, namely a substantial expected contribution from the AT&T Acquisition. See note 3 to our condensed consolidated financial statements for further discussion of our AT&T Acquisition.

•	We expect the site rental revenue contribution from new tenant installations to increase in 2014 from 2013, as a result of our customers' focus on improving network quality and capacity.

•
We expect that the negative impact from customer contracts that come to the end of their respective terms and are not renewed will be approximately 2% of site rental revenues for 2014, of which approximately half is expected to come from typical non-renewal activity and approximately half is expected to come from Sprint's decommissioning of its legacy Nextel iDEN network. Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect that approximately 3% of our run-rate site rental revenues will be impacted by the iDEN network decommissioning. The iDEN leases have effective term-end dates generally spread evenly throughout 2014 and 2015.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2014.

REIT Election
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local and foreign taxes on our income or assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. Our small cells will initially be included in one or more TRSs. We have submitted a private letter ruling request with the IRS regarding whether certain components of our small cells and the related rents qualify as REIT real property and could be included in our REIT. If any of the small cell assets and operations are included in the REIT in the future, we would expect to de-recognize its previously recorded U.S. federal and state net deferred tax liabilities related to such small cell assets and operations. Additionally, we will include in TRSs our tower operations in Australia and will include certain other assets and operations in TRSs. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after our net operating loss carryforwards, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our determination as to the timing and amount of future dividends that we may make as a REIT will be based on a number of factors, including investment opportunities around our core business and our federal net operating losses of approximately $2.2 billion (see note 10 to our consolidated financial statements in our 2013 Form 10-K).

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2013 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2013 Form 10-K).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,		Percent Change(b)
	2014	2013
	(Dollars in thousands)
Net revenues:
Site rental	$747,162	$615,415	21%
Network services and other	128,788	124,645	3%
Net revenues	875,950	740,060	18%
Operating expenses:
Costs of operations(a):
Site rental	228,076	177,606	28%
Network services and other	72,874	77,377	(6)%
Total costs of operations	300,950	254,983	18%
General and administrative	64,849	58,246	11%
Asset write-down charges	2,733	3,715	*
Acquisition and integration costs	5,659	1,602	*
Depreciation, amortization and accretion	250,191	186,459	34%
Total operating expenses	624,382	505,005	24%
Operating income (loss)	251,568	235,055	7%
Interest expense and amortization of deferred financing costs	(146,400)	(164,369)	(11)%
Gains (losses) on retirement of long-term obligations	—	(35,909)
Interest income	173	297
Other income (expense)	(2,736)	(629)
Income (loss) before income taxes	102,605	34,445
Benefit (provision) for income taxes	188	(17,708)
Net income (loss)	102,793	16,737
Less: net income (loss) attributable to the noncontrolling interest	1,296	1,275
Net income (loss) attributable to CCIC stockholders	101,497	15,462
Dividends on preferred stock	(10,997)	—
Net income (loss) attributable to CCIC common stockholders	$90,500	$15,462
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

First Quarter 2014 and 2013. Our consolidated results of operations for the first quarter of 2014 and 2013, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 94% of consolidated net revenues, (2) 96% and 95% of consolidated gross margins, and (3) 95% and 71% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the first quarter of 2014 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
See note 10 to our condensed consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 10 to our condensed consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 10 to our condensed consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—First Quarter 2014 and 2013. See note 3 of our condensed consolidated financial statements for further discussion on the impact of the AT&T Acquisition.
Net revenues for the first quarter of 2014 increased by $142.6 million, or 20%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $133.5 million, or 23%, and (2) network services and other revenues of $9.1 million, or 8%.
The AT&T Acquisition increased our site rental revenues for the first quarter of 2014 from the same period in the prior year as discussed in "Item 2. MD&A—General Overview". The increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, other acquisitions, and cancellations of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity.
Site rental gross margins for the first quarter of 2014 increased by $82.5 million, or 20%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 23% increase in site rental revenues, primarily as a result of the AT&T Acquisition and the growth in our site rental activities. The $82.5 million incremental margin represents 62% of the related increase in site rental revenues, inclusive of (1) the impact of the AT&T Acquisition and (2) the 85% incremental margin from our other wireless infrastructure.
Network services and other gross margin increased by $9.2 million, or 20%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades and the volume and mix of network services work. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first quarter of 2014 increased by $6.1 million, or approximately 12%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the first quarter of 2014 compared to 8% of net revenues for the first quarter of 2013. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of our AT&T Acquisition. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our wireless infrastructure.
Adjusted EBITDA for the first quarter of 2014 increased by $87.5 million, or 21%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.

Depreciation, amortization and accretion for the first quarter of 2014 increased by $66.1 million, or 37%, from the same period in the prior year. This increase predominately resulted from the fixed assets and intangible assets recorded related to the AT&T Acquisition.
Interest expense and amortization of deferred financing costs decreased $18.0 million, or 11%, from the first quarter of 2013 to the first quarter of 2014. This decrease predominately resulted from the timing of our 2013 refinancing activities. During the first quarter of 2013, we redeemed and repaid the remaining outstanding 7.75% Secured Notes and 9% Senior Notes. As a result of repurchasing and redeeming certain of our debt during the first quarter of 2013, we incurred losses of $35.9 million. For a further discussion of our debt, see note 4 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in our 2013 Form 10-K.
Our acquisition and integration expenses for the first quarter of 2014 and the first quarter of 2013 predominately relate to the AT&T Acquisition and the 2012 Acquisitions, respectively.
The benefit (provision) for income taxes for the first quarter of 2014 was a benefit of $3.0 million, compared to a provision of $15.6 million for the first quarter of 2013. For the first quarter of 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  For the first quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  See Item 2. MD&A—General Overview and also note 10 to our consolidated financial statements in our 2013 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2014 was income of $96.9 million compared to income of $10.9 million for the first quarter of 2013. The change in net income was primarily due to (1) our first quarter 2013 refinancing activities, which resulted in a year over year decrease in the net losses on the retirement of debt and a corresponding decrease in interest expense and amortization of deferred financing costs, and (2) growth in our existing business.
Dividends on preferred stock for the first quarter of 2014 relate to our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
CCAL—First Quarter 2014 and 2013
The increases and decreases between the first quarter of 2014 and the first quarter of 2013 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first quarter of 2014 was approximately 0.90, a decrease of 14% from approximately 1.04 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues, site rental revenues, site rental gross margins and Adjusted EBITDA decreased from the first quarter of 2013 to the first quarter of 2014 by 16%, 5%, 5% and 7%, inclusive of the negative impact of 13%, 15%, 15% and 15%, respectively, from the aforementioned change in exchange rates. Total net revenues, exclusive of the impact of exchange rate fluctuations, was comprised of an increase in site rental revenues and a decrease in network service and other revenue. This increase in site rental revenues exclusive of the negative exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and cancellations of customer contracts. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in site rental revenues. Net income (loss) attributable to CCIC stockholders for the first quarter of 2014 was net income of $4.6 million, compared to net income of $4.5 million for the first quarter of 2013.

Liquidity and Capital Resources
Overview
General. We believe our core business can be characterized as a stable cash flow stream generated by revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview"). Since we became a public company in 1998, our cumulative net cash provided by operating activities (net of cash interest payments) has exceeded our sustaining capital expenditures and provided us with cash available for discretionary investments. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our expected (1) principal amortization payments, (2) common stock and preferred stock cash dividends (see note 9 of our condensed consolidated financial statements) and (3) capital expenditures, and we thus expect to have excess cash available for discretionary investments. We seek to allocate the net cash provided by our operating activities in a manner that will enhance long-term stockholder value. We measure "long-term stockholder value" as the combined growth in our per share results and dividends to common stockholders. In addition to investing net cash provided by operating activities, in certain circumstances, we may also use debt financings and issuances of equity or equity related securities to fund discretionary investments, such as the AT&T Acquisition.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. Historically, we have paid and we expect to continue to pay minimal cash income taxes as a result of our net operating loss carryforwards and our recent REIT conversion. See "Item 2. MD&A—General Overview" and note 5 to our condensed consolidated financial statements.
Historically, we have endeavored to utilize our net cash provided by operating activities to engage in discretionary investments. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. We expect to continue to utilize cash flow after dividends in a manner consistent with our past practice, which we believe will maximize long-term stockholder value. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. See "Item 2. MD&A—General Overview" for a discussion of our quarterly cash dividend on shares of our common stock paid in March 2014.
Liquidity Position. The following is a summary of our capitalization and liquidity position, after giving effect to the 2014 Refinancings. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2014
As Adjusted
(In thousands of dollars)
Cash and cash equivalents(a)	$201,009
Undrawn revolving credit facility availability(b)	1,132,000
Total debt and other long-term obligations	11,620,686
Total equity	6,890,034
________________

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our credit agreement. See our 2013 Form 10-K.
Over the next 12 months:

•
We expect that our cash on hand, undrawn revolving credit facility availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $105.5 million (principal payments), (2) capital expenditures in excess of $500 million (sustaining and discretionary), (3) Mandatory Convertible Preferred Stock dividend payments of approximately $45 million, and (4) common stock dividend payments (currently approximately $117 million per quarter). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate that we will be required to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of March 31, 2014.

Summary Cash Flow Information

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$362,283	$286,626	$75,657
Investing activities	(204,219)	(129,016)	(75,203)
Financing activities	(174,459)	(436,487)	262,028
Effect of exchange rate changes on cash	(6,462)	(1,622)	(4,840)
Net increase (decrease) in cash and cash equivalents	$(22,857)	$(280,499)	$257,642
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2014 of $75.7 million, or 26%, from first three months of 2013, was due primarily to (1) the AT&T Acquisition and (2) growth in our core business, including a year-over-year incremental net increase of $20.4 million in customer prepaid rent. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest), can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$20,396	$15,987	$4,409
Wireless infrastructure construction and improvements	111,116	93,500	17,616
Sustaining	11,431	6,866	4,565
Total	$142,943	$116,353	$26,590
Our sustaining capital expenditures have historically been less than 2% of net revenues annually. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to use in excess of $500 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2014. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments. The following is a discussion of certain aspects of our capital expenditures:

•
We endeavor to further extend or purchase (including fee interest and perpetual easements) the land interests under towers. Changes in the mix between purchases and extensions of ground leases may impact the amount of capital expenditures related to purchases of land interests in any given period.

•
Capital expenditures for wireless infrastructure improvements increased from the first quarter of 2013 to 2014 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds or improvements. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions. See note 3 to our condensed consolidated financial statements for a discussion of the AT&T Acquisition. See also notes 3 and 5 to our consolidated financial statements in the 2013 Form 10-K for a further discussion of the AT&T Acquisition.

Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently approximately $117 million per quarter), paying dividends on our 4.50% Mandatory Convertible Preferred Stock (expected to be approximately $45 million in 2014), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
See note 9 to our condensed consolidated financial statements for more information regarding the common stock and preferred stock cash dividends.
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use the 2012 Revolver to fund discretionary investments and not for operating activities such as working capital, which are typically funded by net cash provided by operating activities. As of May 2, 2014, there was $330 million outstanding and $1.2 billion in undrawn availability under our revolving credit facility. See also note 4 of our condensed consolidated financial statements and "Item 2. MD&A—General Overview" regarding the January 2014 extension of the maturity dates for a portion of our Tranche B Term Loans.
Incurrence of Debt. See note 13 to our condensed consolidated financial statements for a discussion of our April 2014 issuance of the 4.875% Senior Notes, which (1) provided us with funding to repay $300.0 million of January 2010 Tower Revenue Notes and redeem all of the previously outstanding 7.125% Senior Notes, (2) lowered our cost of debt, and (3) extended the weighted-average maturity of our debt obligations.
Debt Purchases and Repayments. See note 13 to our condensed consolidated financial statements for a summary of our debt redemptions and repayments during April and May 2014, including the gains (losses) on the repayment of $300.0 million of January 2010 Tower Revenue Notes and the redemption of all of the previously outstanding 7.125% Senior Notes, which were funded by the 4.875% Senior Notes.
Common Stock Activity. As of March 31, 2014 and December 31, 2013, we had 333.8 million and 334.1 million common shares outstanding, respectively. See note 9 to our condensed consolidated financial statements for further discussion of the common stock dividend paid in March 2014.
4.50% Mandatory Convertible Preferred Stock Activity. As of March 31, 2014 and December 31, 2013, we had approximately 9.8 million shares of preferred stock outstanding. See note 9 to our condensed consolidated financial statements for further discussion of the 4.50% Mandatory Convertible Preferred Stock dividends paid in February 2014.
Debt Covenants
We currently have no financial covenant violations, and based upon our current expectations, we believe our operating results will be sufficient to comply with our financial maintenance covenants. Certain of our debt agreements contain ratios relating to financial maintenance, restrictive negative and other non-financial covenants. See our 2013 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2013 Form 10-K. The critical accounting policies and estimates for the first three months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2014
No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 are expected to have a material impact on our condensed consolidated financial statements.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the 2014 Refinancings:

•	the potential refinancing of our existing debt ($11.6 billion and $11.6 billion outstanding at March 31, 2014 and December 31, 2013, respectively);

•
our $3.9 billion of floating rate debt at March 31, 2014 and December 31, 2013, respectively; which represented approximately 33% and 34% of our total debt, as of March 31, 2014 and as of December 31, 2013, respectively; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2014, after giving effect to the 2014 Refinancings, we had $3.9 billion of floating rate debt, which included $2.9 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2014, after giving effect to the 2014 Refinancings. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 4 to our condensed consolidated financial statements for additional information regarding our debt and our 2013 Form 10-K.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2014	2015	2016	2017		2018		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$42,711	$55,460	$53,547	$551,693	(c)(e)	$32,367	(c)(e)	$6,999,201	(c)	$7,734,979	(c)	$8,102,570
Average interest rate(b)(c)	4.7%	4.8%	6.6%	2.8%	(c)	5.5%	(c)	7.4%	(c)	7.1%	(c)

Variable rate	$33,903	$45,204	$61,767	$61,767	(f)	$959,767	(f)	$2,720,942		$3,883,350		$3,876,726
Average interest rate(d)	2.6%	2.7%	3.4%	4.5%		5.0%		6.1%		5.7%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes originally consisted of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. See note 13 to our condensed consolidated financial statements for a discussion of the 2014 Refinancings, which includes discussion on the April 2014 repayment of our January 2010 Tower Revenue Notes with an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2013 Excess Cash Flow of the issuers of the tower revenue notes was approximately $517 million. If the WCP securitized notes with a current face value of $273.1 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2013 Excess Cash Flow of issuers of the WCP securitized notes was approximately $10 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 4% of our consolidated net revenues and 5% of our operating income for the three months ended March 31, 2014. Over the past year, the Australian dollar has decreased approximately 11% in value compared to the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $8 million.

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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2014	—	$—	—	—
February 1 - February 28, 2014	288	74.36	—	—
March 1 - March 31, 2014	—	—	—	—
Total	288	$74.36	—	—
We paid $21.4 million in cash to effect these purchases.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 6, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 6, 2014	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(b)	3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a)	3.2	Composite By-laws of Crown Castle International Corp.

(c)	3.3
Certificate of Designations of the 4.50% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective October 28, 2013

(f)	4.1	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(f)	4.2	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(d)	10.1
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

(e)	10.2	2014 Executive Management Team Annual Incentive Plan

(e)	10.3	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement

(e)	10.4	Summary of Non-Employee Director Compensation

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

(a)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (File No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarterly period ended September 30, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 28, 2013.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 21, 2014.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 26, 2014.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 15, 2014.