Form 10-Q
period 2014-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2014-08-08
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Number of shares of common stock outstanding at August 4, 2014: 333,860,230

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, non-renewals of customer contracts, including the impact of Sprint decommissioning its iDEN network, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (3) potential benefits of our discretionary investments, (4) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (5) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (6) expectations for sustaining capital expenditures, (7) the potential advantages, benefits or impact of, or opportunities created by, our real estate investment trust ("REIT") status, (8) our intention to pursue certain steps and corporate actions in connection with our REIT conversion, including our future inclusion of REIT-related ownership limitations and transfer restrictions related to our capital stock and (9) our dividend policy, including the timing, amount or growth of any dividends.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,479	$223,394
Restricted cash	155,725	183,526
Receivables, net	304,015	249,925
Prepaid expenses	150,873	132,003
Deferred income tax assets	33,379	26,714
Other current assets	76,275	77,121
Total current assets	947,746	892,683
Deferred site rental receivables	1,180,646	1,078,995
Property and equipment, net of accumulated depreciation of $5,125,715 and $4,732,956, respectively	8,888,426	8,947,677
Goodwill	4,939,755	4,916,426
Other intangible assets, net	3,922,063	4,057,865
Deferred income tax assets	13,283	19,008
Long-term prepaid rent, deferred financing costs and other assets, net	780,140	682,254
Total assets	$20,672,059	$20,594,908

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132,529	$145,390
Accrued interest	66,848	65,582
Deferred revenues	320,134	260,114
Other accrued liabilities	170,743	181,715
Current maturities of debt and other obligations	105,624	103,586
Total current liabilities	795,878	756,387
Debt and other long-term obligations	11,464,627	11,490,914
Deferred income tax liabilities	54,123	56,513
Deferred credits and other liabilities	1,477,995	1,349,919
Total liabilities	13,792,623	13,653,733
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2014—333,861,080 and December 31, 2013—334,070,016	3,339	3,341
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2014 and December 31, 2013—9,775,000; aggregate liquidation value: June 30, 2014 and December 31, 2013—$977,500	98	98
Additional paid-in capital	9,488,414	9,482,769
Accumulated other comprehensive income (loss)	26,205	(23,612)
Dividends/distributions in excess of earnings	(2,656,718)	(2,535,879)
Total CCIC stockholders' equity	6,861,338	6,926,717
Noncontrolling interest	18,098	14,458
Total equity	6,879,436	6,941,175
Total liabilities and equity	$20,672,059	$20,594,908

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Site rental	$746,340	$616,849	$1,493,502	$1,232,264
Network services and other	170,005	118,079	298,793	242,724
Net revenues	916,345	734,928	1,792,295	1,474,988
Operating expenses:
Costs of operations(a):
Site rental	236,991	179,015	465,067	356,621
Network services and other	103,447	70,199	176,321	147,576
General and administrative	69,153	54,790	134,002	113,035
Asset write-down charges	3,136	3,097	5,869	6,812
Acquisition and integration costs	19,197	7,215	24,856	8,817
Depreciation, amortization and accretion	254,235	190,651	504,426	377,110
Total operating expenses	686,159	504,967	1,310,541	1,009,971
Operating income (loss)	230,186	229,961	481,754	465,017
Interest expense and amortization of deferred financing costs	(144,534)	(140,256)	(290,934)	(304,625)
Gains (losses) on retirement of long-term obligations	(44,629)	(577)	(44,629)	(36,486)
Interest income	189	328	362	625
Other income (expense)	(6,063)	507	(8,799)	(122)
Income (loss) before income taxes	35,149	89,963	137,754	124,409
Benefit (provision) for income taxes	208	(36,587)	396	(54,295)
Net income (loss)	35,357	53,376	138,150	70,114
Less: net income (loss) attributable to the noncontrolling interest	1,348	1,017	2,644	2,293
Net income (loss) attributable to CCIC stockholders	34,009	52,359	135,506	67,821
Dividends on preferred stock	(10,997)	—	(21,994)	—
Net income (loss) attributable to CCIC common stockholders	$23,012	$52,359	$113,512	$67,821
Net income (loss)	$35,357	$53,376	$138,150	$70,114
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $0, $5,685, $0, and $11,376, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	16,162	10,557	32,344	21,127
Foreign currency translation adjustments	6,332	(37,827)	18,469	(38,218)
Total other comprehensive income (loss)	22,494	(27,270)	50,813	(17,091)
Comprehensive income (loss)	57,851	26,106	188,963	53,023
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,696	(798)	3,640	902
Comprehensive income (loss) attributable to CCIC stockholders	$56,155	$26,904	$185,323	$52,121
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.07	$0.18	$0.34	$0.23
Diluted	$0.07	$0.18	$0.34	$0.23
Weighted-average common shares outstanding (in thousands):
Basic	332,344	291,225	332,189	291,164
Diluted	333,081	292,706	333,034	292,570

Dividends/distributions declared per common share	$0.35	$—	$0.70	$—
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$138,150	$70,114
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	504,426	377,110
Gains (losses) on retirement of long-term obligations	44,629	36,486
Amortization of deferred financing costs and other non-cash interest	41,485	57,471
Stock-based compensation expense	27,373	19,472
Asset write-down charges	5,869	6,812
Deferred income tax benefit (provision)	(4,885)	50,143
Other adjustments	(1,328)	1,291
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	1,266	34,563
Increase (decrease) in accounts payable	(19,907)	2,727
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	189,789	45,362
Decrease (increase) in receivables	(53,563)	(11,647)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(109,628)	(129,877)
Net cash provided by (used for) operating activities	763,676	560,027
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(90,442)	(27,280)
Capital expenditures	(309,740)	(254,820)
Other investing activities, net	2,378	6,644
Net cash provided by (used for) investing activities	(397,804)	(275,456)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	845,750	30,941
Principal payments on debt and other long-term obligations	(55,385)	(51,085)
Purchases and redemptions of long-term debt	(836,899)	(675,480)
Purchases of capital stock	(21,730)	(98,867)
Borrowings under revolving credit facility	494,000	48,000
Payments under revolving credit facility	(534,000)	(255,000)
Payments for financing costs	(15,834)	(5,654)
Net (increase) decrease in restricted cash	24,386	411,048
Dividends/distributions paid on common stock	(233,684)	—
Dividends paid on preferred stock	(22,360)	—
Net cash provided by (used for) financing activities	(355,756)	(596,097)
Effect of exchange rate changes on cash	(6,031)	(2,952)
Net increase (decrease) in cash and cash equivalents	4,085	(314,478)
Cash and cash equivalents at beginning of period	223,394	441,364
Cash and cash equivalents at end of period	$227,479	$126,886

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, April 1, 2014	333,795,981	$3,338	9,775,000	$98	$9,473,311	$69,750	$(65,691)	$(2,562,541)	$16,402	$6,934,667
Stock-based compensation related activity, net of forfeitures	68,299	1	—	—	15,416	—	—	—	—	15,417
Purchases and retirement of capital stock	(3,200)	—	—	—	(313)	—	—	—	—	(313)
Other comprehensive income (loss)(a)	—	—	—	—		5,984	16,162	—	348	22,494
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,189)	—	(117,189)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	34,009	1,348	35,357
Balance, June 30, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, April 1, 2013	293,771,206	$2,938	—	$—	$5,610,039	$101,310	$(153,346)	$(2,610,528)	$14,218	$2,964,631
Stock-based compensation related activity, net of forfeitures	(6,032)	—	—	—	9,443	—	—	—	—	9,443
Purchases and retirement of capital stock	(1,079,712)	(11)	—	—	(75,277)	—	—	—	—	(75,288)
Other comprehensive income (loss)(a)	—	—	—	—	—	(36,012)	10,557	—	(1,815)	(27,270)
Net income (loss)	—	—	—	—	—	—	—	52,359	1,017	53,376
Balance, June 30, 2013	292,685,462	$2,927	—	$—	$5,544,205	$65,298	$(142,789)	$(2,558,169)	$13,420	$2,924,892
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2014	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	82,330	1	—	—	27,372	—	—	—	—	27,373
Purchases and retirement of capital stock	(291,266)	(3)	—	—	(21,727)	—	—	—	—	(21,730)
Other comprehensive income (loss)(a)	—	—	—	—	—	17,473	32,344	—	996	50,813
Common stock dividends/distributions	—	—	—	—	—	—	—	(234,351)	—	(234,351)
Preferred stock dividends	—	—	—	—	—	—	—	(21,994)	—	(21,994)
Net income (loss)	—	—	—	—	—	—	—	135,506	2,644	138,150
Balance, June 30, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2013	293,164,786	$2,932	—	$—	$5,623,595	$102,125	$(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	941,947	9	—	—	19,463	—	—	—	—	19,472
Purchases and retirement of capital stock	(1,421,271)	(14)	—	—	(98,853)	—	—	—	—	(98,867)
Other comprehensive income (loss)(a)	—	—	—	—	—	(36,827)	21,127	—	(1,391)	(17,091)
Net income (loss)	—	—	—	—	—	—	—	67,821	2,293	70,114
Balance, June 30, 2013	292,685,462	$2,927	—	—	$5,544,205	$65,298	$(142,789)	$(2,558,169)	$13,420	$2,924,892
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

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
Approximately 54% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at June 30, 2014, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2014 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.	Acquisitions
AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T to acquire, for $4.827 billion in cash at closing, exclusive rights to towers which, as of June 30, 2014, comprised approximately 23% of the Company's towers ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. The Company utilized net proceeds from the October Equity Financings and additional borrowings under the 2012 Revolver and Term Loans to finance the AT&T Acquisition, as well as cash on hand.
The preliminary purchase price allocation related to the AT&T Acquisition is not finalized as of June 30, 2014 and is based upon preliminary valuation which is subject to change as the Company obtains additional information, including information regarding fixed assets, intangible assets and certain liabilities. The preliminary purchase price allocation for the AT&T Acquisition, as of June 30, 2014, is shown below.

Current assets	$20,428
Property and equipment	1,918,534	(a)
Goodwill	1,768,535
Other intangible assets, net	1,280,071
Long-term prepaid rent, deferred financing costs and other assets, net	50,094	(a)
Current liabilities	(12,929)
Deferred credits and other liabilities	(198,134)	(b)
Net assets acquired	$4,826,599	(c)

(a)
The principal changes in the preliminary purchase price allocation for the AT&T Acquisition between December 31, 2013 and June 30, 2014 relate to (1) a $46.8 million increase to long-term prepaid rent, deferred financing costs and other assets, net and (2) a corresponding $46.8 million decrease to property and equipment, net. The effect of the change in the preliminary price allocation on the Company's statement of operations and comprehensive income (loss) is immaterial to the periods presented.

(b)	Inclusive of above-market leases for land interests under the Company's towers.

(c)	No deferred taxes were recorded as a result of the Company's REIT election. See note 5.

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

	Six Months Ended June 30, 2013
Net revenues	$1,682,955	(a)
Net income (loss)	$56,687	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders	$0.10	(d)
Diluted net income (loss) attributable to CCIC common stockholders	$0.10	(d)

(a)
Amounts are inclusive of pro forma adjustments to increase net revenues of $110.3 million that the Company expects to recognize from AT&T under AT&T's contracted lease of space on the towers acquired in the AT&T Acquisition.

(b)
Amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $110.4 million related to property and equipment and intangibles recorded as a result of the AT&T Acquisition.

(c)	The pro forma adjustments reflect the federal statutory rate and an estimated state rate. No adjustment was made with respect to the Company's REIT election. See note 5.

(d)
Pro forma amounts include the impact of the interest expense associated with the related debt financing as well as the impact of the common stock and preferred stock offerings completed in October 2013.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (d)		Outstanding Balance as of June 30, 2014		Outstanding Balance as of December 31, 2013	Stated Interest Rate as of June 30, 2014(a)(d)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019		$334,000	(b)	$374,000	1.9%
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019		654,219		662,500	1.9%
Tranche B Term Loans	Jan. 2012	Jan. 2019/Jan. 2021	(e)	2,849,829	(e)	2,864,150	3.0%
Total bank debt				3,838,048		3,900,650
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(c)	1,600,000	(f)	1,900,000	6.0%
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(c)	1,550,000		1,550,000	4.5%
2009 Securitized Notes	July 2009	2019/2029		170,340		179,792	7.4%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(c)	274,088		286,171	5.6%
Total securitized debt				3,594,428		3,915,963
Bonds - fixed rate:
7.125% Senior Notes	Oct. 2009	Nov. 2019		—	(f)	498,332	N/A
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,649,970	5.3%
2012 Secured Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		845,841	(f)	—	4.9%
Total bonds				3,995,811		3,648,302
Other:
Capital leases and other obligations	Various	Various		141,964		129,585	Various
Total debt and other obligations				11,570,251		11,594,500
Less: current maturities and short-term debt and other current obligations				105,624		103,586
Non-current portion of long-term debt and other long-term obligations				$11,464,627		$11,490,914
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of June 30, 2014, the undrawn availability under the $1.5 billion 2012 Revolver is $1.2 billion.

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

(e)
During January 2014, the Company amended its senior credit facility (as amended, "2012 Credit Facility") by extending the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021. As of June 30, 2014, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $568.4 million aggregate principal amount due January 2019.

(f)
In April 2014, the Company issued $850.0 million of senior notes due in April 2022 ("4.875% Senior Notes"). The 4.875% Senior Notes are general obligations of CCIC and rank equally with all existing and future senior debt of CCIC. The net proceeds from the offering were approximately $839 million, after the deduction of associated fees. The Company utilized the net proceeds from the 4.875% Senior Notes offering (1) to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015 and (2) to redeem all of the previously outstanding 7.125% Senior Notes (collectively, "2014 Refinancings").

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding as of June 30, 2014. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2014	2015	2016	2017	2018	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$52,048	$102,038	$116,788	$614,705	$958,929	$9,724,299	$11,568,807	$1,444	$11,570,251
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
January 2010 Tower Revenue Notes	$300,000	$302,990	$(3,740)
7.125% Senior Notes	500,000	533,909	(40,889)
Total	$800,000	$836,899	$(44,629)

(a)	Exclusive of accrued interest.

(b)	The losses predominantly relate to cash losses, including make whole payments and are inclusive of $7.7 million related to the write off of deferred financing costs and discounts.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense on debt obligations	$123,930	$119,705	$249,449	$247,154
Amortization of deferred financing costs	5,521	5,013	11,162	14,060
Amortization of adjustments on long-term debt	(896)	(965)	(1,851)	10,471
Amortization of interest rate swaps(a)	16,162	16,242	32,344	32,504
Other, net of capitalized interest	(183)	261	(170)	436
Total	$144,534	$140,256	$290,934	$304,625

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

5.	Income Taxes
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, the Company will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT. The Company's small cells will initially be conducted through one or more TRSs. The Company has submitted a private letter ruling request with the Internal Revenue Service ("IRS") regarding whether certain components of its small cells and the related rents qualify as REIT real property and could be included in our REIT. If any of the small cell assets and operations are included in the REIT in the future, the Company would expect to de-recognize substantially all of its previously recorded U.S. federal and state net deferred tax liabilities related to such small cell assets and operations. Additionally, the Company will include in TRSs its tower operations in Australia and will include

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

certain other assets and operations in TRSs. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards.
For the six months ended June 30, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the six months ended June 30, 2014 primarily related to the TRS. For the six months ended June 30, 2013, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes of $14.3 million.

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$227,479	$227,479	$223,394	$223,394
Restricted cash, current and non-current	1	160,725	160,725	188,526	188,526
Liabilities:
Long-term debt and other obligations	2	11,570,251	12,068,355	11,594,500	11,892,587
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to CCIC stockholders	$34,009	$52,359	$135,506	$67,821
Dividends on preferred stock	(10,997)	—	(21,994)	—
Net income (loss) attributable to CCIC common stockholders	$23,012	$52,359	$113,512	$67,821
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	332,344	291,225	332,189	291,164
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	737	1,481	845	1,406
Diluted weighted-average number of common shares outstanding	333,081	292,706	333,034	292,570
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.07	$0.18	$0.34	$0.23
Diluted	$0.07	$0.18	$0.34	$0.23
During the six months ended June 30, 2014, the Company issued 1.0 million restricted stock units. For the three and six months ended June 30, 2014, 13.1 million common share equivalents related to the 4.50% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive.

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase approximately 54% of the Company's towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

9.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2014, the Company declared or paid the following dividends:

Equity Type	Declaration Date	Payment Date	Record Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 20, 2014	March 31, 2014	March 20, 2014	$0.35	$117.2	(a)
Common Stock	May 30, 2014	June 30, 2014	June 20, 2014	$0.35	$117.2	(a)
4.50% Mandatory Convertible Preferred Stock	December 31, 2013	February 3, 2014	January 14, 2014	$1.1625	$11.4
4.50% Mandatory Convertible Preferred Stock	March 25, 2014	May 1, 2014	April 15, 2014	$1.1250	$11.0
4.50% Mandatory Convertible Preferred Stock	June 25, 2014	August 1, 2014	July 15, 2014	$1.1250	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on August 1, 2014 based on holders of record on July 15, 2014.
Purchases of the Company's Common Stock
For the six months ended June 30, 2014, the Company purchased 0.3 million shares of its common stock utilizing $21.7 million in cash.

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

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$710,783	$35,557	$—	$746,340	$583,584	$33,265	$—	$616,849
Network services and other	167,459	2,546	—	170,005	113,057	5,022	—	118,079
Net revenues	878,242	38,103	—	916,345	696,641	38,287	—	734,928
Operating expenses:
Costs of operations(a):
Site rental	227,032	9,959	—	236,991	169,234	9,781	—	179,015
Network services and other	101,901	1,546	—	103,447	66,035	4,164	—	70,199
General and administrative	63,318	5,835	—	69,153	49,225	5,565	—	54,790
Asset write-down charges	3,105	31	—	3,136	3,008	89	—	3,097
Acquisition and integration costs	19,125	72	—	19,197	7,030	185	—	7,215
Depreciation, amortization and accretion	246,583	7,652	—	254,235	183,304	7,347	—	190,651
Total operating expenses	661,064	25,095	—	686,159	477,836	27,131	—	504,967
Operating income (loss)	217,178	13,008	—	230,186	218,805	11,156	—	229,961
Interest expense and amortization of deferred financing costs	(144,534)	(3,930)	3,930	(144,534)	(140,256)	(4,316)	4,316	(140,256)
Gains (losses) on retirement of long-term obligations	(44,629)	—	—	(44,629)	(577)	—	—	(577)
Interest income	108	81	—	189	246	82	—	328
Other income (expense)	(1,990)	(143)	(3,930)	(6,063)	4,808	15	(4,316)	507
Benefit (provision) for income taxes	3,101	(2,893)	—	208	(34,304)	(2,283)	—	(36,587)
Net income (loss)	29,234	6,123	—	35,357	48,722	4,654	—	53,376
Less: net income (loss) attributable to the noncontrolling interest	—	1,348	—	1,348	—	1,017	—	1,017
Net income (loss) attributable to CCIC stockholders	$29,234	$4,775	$—	$34,009	$48,722	$3,637	$—	$52,359
Capital expenditures	$160,460	$6,337	$—	$166,797	$134,513	$3,954	$—	$138,467
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,425,575	$67,927	$—	$1,493,502	$1,164,851	$67,413	$—	$1,232,264
Network services and other	294,430	4,363	—	298,793	230,918	11,806	—	242,724
Net revenues	1,720,005	72,290	—	1,792,295	1,395,769	79,219	—	1,474,988
Operating expenses:
Costs of operations(a):
Site rental	445,676	19,391	—	465,067	336,826	19,795	—	356,621
Network services and other	173,701	2,620	—	176,321	137,884	9,692	—	147,576
General and administrative	121,959	12,043	—	134,002	101,786	11,249	—	113,035
Asset write-down charges	5,741	128	—	5,869	6,611	201	—	6,812
Acquisition and integration costs	24,784	72	—	24,856	8,631	186	—	8,817
Depreciation, amortization and accretion	491,759	12,667	—	504,426	362,430	14,680	—	377,110
Total operating expenses	1,263,620	46,921	—	1,310,541	954,168	55,803	—	1,009,971
Operating income (loss)	456,385	25,369	—	481,754	441,601	23,416	—	465,017
Interest expense and amortization of deferred financing costs	(290,934)	(7,613)	7,613	(290,934)	(304,625)	(8,762)	8,762	(304,625)
Gains (losses) on retirement of long-term obligations	(44,629)	—	—	(44,629)	(36,486)	—	—	(36,486)
Interest income	222	140	—	362	449	176	—	625
Other income (expense)	(1,043)	(143)	(7,613)	(8,799)	8,628	12	(8,762)	(122)
Benefit (provision) for income taxes	6,141	(5,745)	—	396	(49,917)	(4,378)	—	(54,295)
Net income (loss)	126,142	12,008	—	138,150	59,650	10,464	—	70,114
Less: net income (loss) attributable to the noncontrolling interest	—	2,644	—	2,644	—	2,293	—	2,293
Net income (loss) attributable to CCIC stockholders	$126,142	$9,364	$—	$135,506	$59,650	$8,171	$—	$67,821
Capital expenditures	$299,298	$10,442	$—	$309,740	$247,713	$7,107	$—	$254,820
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$29,234	$6,123	$—	$35,357	$48,722	$4,654	$—	$53,376
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,105	31	—	3,136	3,008	89	—	3,097
Acquisition and integration costs	19,125	72	—	19,197	7,030	185	—	7,215
Depreciation, amortization and accretion	246,583	7,652	—	254,235	183,304	7,347	—	190,651
Amortization of prepaid lease purchase price adjustments	5,663	—	—	5,663	3,863	—	—	3,863
Interest expense and amortization of deferred financing costs	144,534	3,930	(3,930)	144,534	140,256	4,316	(4,316)	140,256
Gains (losses) on retirement of long-term obligations	44,629	—	—	44,629	577	—	—	577
Interest income	(108)	(81)	—	(189)	(246)	(82)	—	(328)
Other income (expense)	1,990	143	3,930	6,063	(4,808)	(15)	4,316	(507)
Benefit (provision) for income taxes	(3,101)	2,893	—	(208)	34,304	2,283	—	36,587
Stock-based compensation expense	17,883	329	—	18,212	9,442	166	—	9,608
Adjusted EBITDA(a)	$509,537	$21,092	$—	$530,629	$425,452	$18,943	$—	$444,395
________________

(a)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition for which there is no activity for the periods shown.

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$126,142	$12,008	$—	$138,150	$59,650	$10,464	$—	$70,114
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	5,741	128	—	5,869	6,611	201	—	6,812
Acquisition and integration costs	24,784	72	—	24,856	8,631	186	—	8,817
Depreciation, amortization and accretion	491,759	12,667	—	504,426	362,430	14,680	—	377,110
Amortization of prepaid lease purchase price adjustments	9,558	—	—	9,558	7,726	—	—	7,726
Interest expense and amortization of deferred financing costs	290,934	7,613	(7,613)	290,934	304,625	8,762	(8,762)	304,625
Gains (losses) on retirement of long-term obligations	44,629	—	—	44,629	36,486	—	—	36,486
Interest income	(222)	(140)	—	(362)	(449)	(176)	—	(625)
Other income (expense)	1,043	143	7,613	8,799	(8,628)	(12)	8,762	122
Benefit (provision) for income taxes	(6,141)	5,745	—	(396)	49,917	4,378	—	54,295
Stock-based compensation expense	29,840	1,309	—	31,149	19,472	235	—	19,707
Adjusted EBITDA(a)	$1,018,067	$39,545	$—	$1,057,612	$846,471	$38,718	$—	$885,189
________________

(a)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition for which there is no activity for the periods shown.

11.	Concentration of Credit Risk
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

	Six Months Ended June 30,
	2014	2013
Sprint	26%	30%
AT&T	26%	20%
T-Mobile	21%	21%
Verizon Wireless	16%	16%
Total	89%	87%

12.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$248,183	$212,592
Income taxes paid	12,690	10,242
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	7,201	(10,646)
Purchase of property and equipment under capital leases and installment purchases	18,129	26,573

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General Overview
Overview
We own, operate and lease shared wireless infrastructure. Site rental revenues represented 81% of our second quarter 2014 consolidated net revenues. CCUSA, our largest operating segment, accounted for 95% of our second quarter 2014 site rental revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2013 Form 10-K for a further discussion of our business, including our long-term strategy and growth trends in the wireless communications industry.
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2014.

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

◦
Our site rental revenues grew $261.2 million, or 21%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 15% increase due to the AT&T Acquisition (based on initial run rates), which was completed in December 2013.

▪	An approximate 5% increase from new tenant additions and amendments to existing customer contracts.

▪	An approximate 4% increase from cash escalations, partially offset by a decrease of approximately 2% in site rental revenues caused by the non-renewal of customer contracts.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the customer's option, representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, T-Mobile, AT&T and Verizon Wireless collectively accounted for 89% and 87% of consolidated revenues and site rental revenues, respectively, after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

•	Majority of land interests under our towers under long-term control

◦
Approximately nine-tenths and three-fourths of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represents approximately one-third of our site rental gross margin.

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

◦	67% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
During January 2014, we amended the 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including the Incremental Tranche B Term Loans, to January 2021. As of June 30, 2014, our Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $568.4 aggregate principal amount due January 2019.

◦	During April 2014, we issued $850 million of 4.875% Senior Notes, due in April 2022.

◦
We utilized a portion of the net proceeds from the 4.875% Senior Notes offering to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $763.7 million.

◦
We believe our core business of providing access to our wireless infrastructure can be characterized as a stable cash flow stream, which we expect to grow as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Capital allocated to drive long-term stockholder value (see also "Item 2. MD&A—Liquidity and Capital Resources")

◦	During February 2014 and May 2014, we declared quarterly cash dividends of $0.35 per common share, totaling approximately $234 million for the six months ended June 30, 2014.

◦	Our quarterly common stock dividends are expected to result in an annual aggregate payment of approximately $470 million for 2014.

◦
Historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt.

◦	Discretionary investments included:

▪	The purchase of 0.3 million shares of our common stock for $21.7 million.

▪
Discretionary capital expenditures of $285.7 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

The following are certain highlights of our full year 2014 outlook that impact our business fundamentals described above.

•
We expect that our full year 2014 site rental revenue growth will also be impacted by similar items that impacted first half 2014 site rental revenue growth, namely a substantial expected contribution from the AT&T Acquisition. See note 3 to our condensed consolidated financial statements for further discussion of our AT&T Acquisition.

•	We expect the site rental revenue contribution from new tenant installations to increase in 2014 from 2013, as a result of our customers' focus on improving network quality and capacity.

•
We expect that the negative impact from customer contracts that come to the end of their respective terms and are not renewed will be approximately 2% of site rental revenues for 2014, of which approximately half is expected to come from typical non-renewal activity and approximately half is expected to come from Sprint's decommissioning of its legacy Nextel iDEN network. Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect approximately 3% of our run-rate site rental revenues to be impacted by the iDEN network decommissioning. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.

•
These iDEN leases have effective term-end dates spread throughout 2014 and 2015. As such, we expect our site rental revenues to be impacted by approximately $30 million in 2014 and $60 million to $70 million in 2015.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2014.

REIT Election
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local and foreign taxes on our income or assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. Our small cells will initially be included in one or more TRSs. We have submitted a private letter ruling request with the IRS regarding whether certain components of our small cells and the related rents qualify as REIT real property and could be included in our REIT. If any of the small cell assets and operations are included in the REIT in the future, we would expect to de-recognize substantially all of its previously recorded U.S. federal and state net deferred tax liabilities related to such small cell assets and operations. Additionally, our TRSs include our tower operations in Australia and certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,		Percent Change(b)
	2014	2013
	(Dollars in thousands)
Net revenues:
Site rental	$746,340	$616,849	21%
Network services and other	170,005	118,079	44%
Net revenues	916,345	734,928	25%
Operating expenses:
Costs of operations(a):
Site rental	236,991	179,015	32%
Network services and other	103,447	70,199	47%
Total costs of operations	340,438	249,214	37%
General and administrative	69,153	54,790	26%
Asset write-down charges	3,136	3,097	*
Acquisition and integration costs	19,197	7,215	*
Depreciation, amortization and accretion	254,235	190,651	33%
Total operating expenses	686,159	504,967	36%
Operating income (loss)	230,186	229,961	—%
Interest expense and amortization of deferred financing costs	(144,534)	(140,256)	3%
Gains (losses) on retirement of long-term obligations	(44,629)	(577)
Interest income	189	328
Other income (expense)	(6,063)	507
Income (loss) before income taxes	35,149	89,963
Benefit (provision) for income taxes	208	(36,587)
Net income (loss)	35,357	53,376
Less: net income (loss) attributable to the noncontrolling interest	1,348	1,017
Net income (loss) attributable to CCIC stockholders	34,009	52,359
Dividends on preferred stock	(10,997)	—
Net income (loss) attributable to CCIC common stockholders	$23,012	$52,359
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Six Months Ended June 30,		Percent Change(b)
	2014	2013
	(Dollars in thousands)
Net revenues:
Site rental	$1,493,502	$1,232,264	21%
Network services and other	298,793	242,724	23%
Net revenues	1,792,295	1,474,988	22%
Operating expenses:
Costs of operations(a):
Site rental	465,067	356,621	30%
Network services and other	176,321	147,576	19%
Total costs of operations	641,388	504,197	27%
General and administrative	134,002	113,035	19%
Asset write-down charges	5,869	6,812	*
Acquisition and integration costs	24,856	8,817	*
Depreciation, amortization and accretion	504,426	377,110	34%
Total operating expenses	1,310,541	1,009,971	30%
Operating income (loss)	481,754	465,017	4%
Interest expense and amortization of deferred financing costs	(290,934)	(304,625)	(4)%
Gains (losses) on retirement of long-term obligations	(44,629)	(36,486)
Interest income	362	625
Other income (expense)	(8,799)	(122)
Income (loss) before income taxes	137,754	124,409
Benefit (provision) for income taxes	396	(54,295)
Net income (loss)	138,150	70,114
Less: net income (loss) attributable to the noncontrolling interest	2,644	2,293
Net income (loss) attributable to CCIC stockholders	135,506	67,821
Dividends on preferred stock	(21,994)	—
Net income (loss) attributable to CCIC common stockholders	$113,512	$67,821
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Second Quarter 2014 and 2013. Our consolidated results of operations for the second quarter of 2014 and 2013, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 86% and 93% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
First Half 2014 and 2013. Our consolidated results of operations for the first half of 2014 and 2013, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 95% of consolidated net revenues, (2) 96% and 95% of consolidated gross margins, and (3) 93% and 88% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the second quarter of 2014 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
CCUSA—Second Quarter 2014 and 2013. See note 3 of our condensed consolidated financial statements for further discussion on the impact of the AT&T Acquisition.
Net revenues for the second quarter of 2014 increased by $181.6 million, or 26%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $127.2 million, or 22%, and (2) network services and other revenues of $54.4 million, or 48%.
The AT&T Acquisition increased our site rental revenues for the second quarter of 2014 from the same period in the prior year as discussed in "Item 2. MD&A—General Overview." The increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, other acquisitions, and non-renewals of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity.
Site rental gross margins for the second quarter of 2014 increased by $69.4 million, or 17%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 22% increase in site rental revenues, primarily as a result of the AT&T Acquisition and the growth in our site rental activities. The $69.4 million incremental margin represents 55% of the related increase in site rental revenues, inclusive of (1) the impact of the towers acquired in the AT&T Acquisition, which have a lower average tenancy than the average tenancy for our other wireless infrastructure, and (2) the high incremental margin from our other wireless infrastructure.
Network services and other gross margin increased by $18.5 million, or 39%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to acquisitions. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2014 increased by $14.1 million, or approximately 29%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the second quarter of 2014 and for the second quarter of 2013. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in the size of our wireless infrastructure portfolio primarily due to acquisitions and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.

Adjusted EBITDA for the second quarter of 2014 increased by $84.1 million, or 20%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the second quarter of 2014 increased by $63.3 million, or 35%, from the same period in the prior year. This increase predominately resulted from the fixed assets and intangible assets recorded related to the AT&T Acquisition.
Interest expense and amortization of deferred financing costs increased $4.3 million, or 3%, from the second quarter of 2013 to the second quarter of 2014. This increase predominately resulted from an increase in borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. During the second quarter of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the second quarter of 2014, we incurred losses of $44.6 million. For a further discussion of our debt, see note 4 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in our 2013 Form 10-K.
Our acquisition and integration expenses for the second quarter of 2014 and the second quarter of 2013 were $19.1 million and $7.0 million, respectively, and relate to our acquisitions in 2012 and 2013.
The benefit (provision) for income taxes for the second quarter of 2014 was a benefit of $3.1 million, compared to a provision of $34.3 million for the second quarter of 2013. For the second quarter of 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  For the second quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes. See Item 2. MD&A—General Overview and also note 10 to our consolidated financial statements in our 2013 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2014 was income of $29.2 million compared to income of $48.7 million for the second quarter of 2013. The decrease in net income was primarily due to (1) our aforementioned 2014 refinancing activities, offset by (2) a change in our benefit (provision) for income taxes due to our REIT status, including the dividends paid deduction.
Dividends on preferred stock for the second quarter of 2014 relate to our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
CCUSA—First Half 2014 and 2013
Net revenues for the first half of 2014 increased by $324.2 million, or 23%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $260.7 million, or 22%, and (2) network services and other revenues of $63.5 million, or 28%.
The AT&T Acquisition increased our site rental revenues for the first half of 2014 from the same period in the prior year as discussed in "Item 2. MD&A—General Overview." The increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and non-renewals of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity.
Site rental gross margins for the first half of 2014 increased by $151.9 million, or 18%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 22% increase in site rental revenues, primarily as a result of the AT&T Acquisition and the growth in our site rental activities. The $151.9 million incremental margin represents 58% of the related increase in site rental revenues, inclusive of (1) the impact of the towers acquired in the AT&T Acquisition, which generally have a lower tenancy than our other wireless infrastructure, and (2) the high incremental margin from our other wireless infrastructure.
Network services and other gross margin increased by $27.7 million, or 30%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to acquisitions. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first half of 2014 increased by $20.2 million, or approximately 20%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for both the first half of 2014 and the first half of 2013. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in the size of our wireless infrastructure portfolio primarily due to acquisitions and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our wireless infrastructure.
Adjusted EBITDA for the first half of 2014 increased by $171.6 million, or 20%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the first half of 2014 increased by $129.3 million, or 36%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible assets recorded related to the AT&T Acquisition.

Interest expense and amortization of deferred financing costs decreased $13.7 million, or 4%, from the first half of 2013 to the first half of 2014, as a result of our refinancing activities, partially offset by an increase in borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. During the first half of 2013, we redeemed and repaid the remaining outstanding 7.75% Secured Notes and 9% Senior Notes. During the first half of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the first half of 2014 and the first half of 2013, we incurred losses of $44.6 million and $36.5 million, respectively. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 7 to our consolidated financial statements in the 2013 Form 10-K. Our acquisition and integration expenses for the first half of 2014 and the first half of 2013 were $24.8 million and $8.6 million, respectively, and relate to our acquisitions in 2012 and 2013.
Our acquisition and integration expenses for the first half of 2014 and the first half of 2013 were $24.8 million and $8.6 million, respectively, and relate to our acquisitions in 2012 and 2013.
The benefit (provision) for income taxes for the first half of 2014 was a benefit of $6.1 million, compared to a provision of $49.9 million for the first half of 2013. For the first half of 2014, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  For the first half of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes.
Net income (loss) attributable to CCIC stockholders for the first half of 2014 was net income of $126.1 million compared to net income of $59.7 million for the first half of 2013. The increase in net income was predominately due to (1) a change in our benefit (provision) for income taxes due to our REIT status, including the dividends paid deduction, and (2) the aforementioned 2013 and 2014 refinancing activities
Dividends on preferred stock for the first half of 2014 relate to our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
CCAL—Second Quarter 2014 and 2013
The increases and decreases between the second quarter of 2014 and the second quarter of 2013 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the second quarter of 2014 was approximately 0.93, a decrease of 6% from approximately 0.99 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues, site rental revenues, site rental gross margins and Adjusted EBITDA increased from the second quarter of 2013 to the second quarter of 2014 by 0%, 7%, 9% and 11%, inclusive of the negative impact of 6%, 7%, 7% and 7%, respectively, from the aforementioned change in exchange rates. Total net revenues, exclusive of the impact of exchange rate fluctuations, was comprised of an increase in site rental revenues and a decrease in network service and other revenue. This increase in site rental revenues exclusive of the negative exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and non-renewals of customer contracts. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in site rental revenues. Net income (loss) attributable to CCIC stockholders for the second quarter of 2014 was net income of $4.8 million, compared to net income of $3.6 million for the second quarter of 2013.

CCAL—First Half 2014 and 2013
The increases and decreases between the first half of 2014 and the first half of 2013 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first half of 2014 was approximately 0.91, a decrease of 10% from approximately 1.02 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues decreased from the first half of 2013 to the first half of 2014 by 9%, almost entirely due to the negative impact of 10% from the aforementioned change in exchange rates. Site rental revenues, site rental gross margins, and Adjusted EBITDA increased from the first half of 2013 to the first half of 2014 by 1%, 2%, and 2%, inclusive of the negative impact of 11%, 11%, and 11%, respectively, from the aforementioned change in exchange rates. Total net revenues, exclusive of the impact of exchange rate fluctuations, was comprised of an increase in site rental revenues and a decrease in network service and other revenue. This increase in site rental revenues exclusive of the negative exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and non-renewals of customer contracts. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in net revenues. Net income (loss) attributable to CCIC stockholders for the first half of 2014 was net income of $9.4 million, compared to net income of $8.2 million for the first half of 2013.

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
Historically, we have endeavored to utilize our net cash provided by operating activities to engage in discretionary investments. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. We expect to continue to utilize cash flow to pay dividends and engage in discretionary investments in a manner consistent with our past practice, which we believe will maximize long-term stockholder value. Based on recent small cell activity, we expect to spend an increased percentage of our discretionary investments on the construction of new small cell networks. We seek to maintain flexibility in our discretionary investments with both net cash provided by operating activities and cash available from financing capacity. See "Item 2. MD&A—General Overview" for a discussion of our cash dividends on shares of our common stock.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2014
(In thousands of dollars)
Cash and cash equivalents(a)	$227,479
Undrawn 2012 Revolver availability(b)	1,166,000
Total debt and other long-term obligations	11,570,251
Total equity	6,879,436

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2012 Credit Facility. See our 2013 Form 10-K.
Over the next 12 months:

•
We expect that our cash on hand, undrawn 2012 Revolver availability and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $105.6 million (principal payments), (2) capital expenditures in excess of $500 million (sustaining and discretionary), (3) Mandatory Convertible Preferred Stock dividend payments of approximately $45 million, and (4) common stock dividend payments (currently approximately $117 million per quarter). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no debt maturities other than principal payments on amortizing debt. We do not anticipate that we will be required to access the capital markets to refinance our existing debt until at least 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of June 30, 2014.

Summary Cash Flow Information

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$763,676	$560,027	$203,649
Investing activities	(397,804)	(275,456)	(122,348)
Financing activities	(355,756)	(596,097)	240,341
Effect of exchange rate changes on cash	(6,031)	(2,952)	(3,079)
Net increase (decrease) in cash and cash equivalents	$4,085	$(314,478)	$318,563
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2014 of $203.6 million, or 36%, from first six months of 2013, was due primarily to (1) the AT&T Acquisition and (2) growth in our core business, including a year-over-year incremental net increase of $50.6 million in customer prepaid rent. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

Investing Activities
Capital Expenditures

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$45,257	$42,896	$2,361
Wireless infrastructure construction and improvements	240,412	194,965	45,447
Sustaining	24,071	16,959	7,112
Total	$309,740	$254,820	$54,920
Our sustaining capital expenditures have historically been less than 2% of net revenues annually and are expected to be slightly higher in 2014 due to expansion of our office facilities. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to use in excess of $500 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2014. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments. The following is a discussion of certain aspects of our capital expenditures:

•
We endeavor to further extend or purchase (including fee interest and perpetual easements) the land interests under towers. Changes in the mix between purchases and extensions of ground leases may impact the amount of capital expenditures related to purchases of land interests in any given period.

•
Capital expenditures for wireless infrastructure improvements increased from the first half of 2013 to 2014 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds or improvements. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

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
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 4, 2014, there was $294 million outstanding and $1.2 billion in undrawn availability under our revolving credit facility. See also note 4 of our condensed consolidated financial statements and "Item 2. MD&A—General Overview" regarding the January 2014 extension of the maturity dates for a portion of our Tranche B Term Loans.
Incurrence of Debt. See note 4 to our condensed consolidated financial statements for a discussion of our April 2014 issuance of the 4.875% Senior Notes, which (1) provided us with funding to repay $300.0 million of January 2010 Tower Revenue Notes and redeem all of the previously outstanding 7.125% Senior Notes, (2) lowered our cost of debt, and (3) extended the weighted-average maturity of our debt obligations.
Debt Purchases and Repayments. See note 4 to our condensed consolidated financial statements for a summary of our debt redemptions and repayments during April and May 2014, including the gains (losses) on the repayment of $300.0 million of January 2010 Tower Revenue Notes and the redemption of all of the previously outstanding 7.125% Senior Notes, which were funded by the 4.875% Senior Notes.

Common Stock Activity. As of June 30, 2014 and December 31, 2013, we had 333.9 million and 334.1 million common shares outstanding, respectively. See note 9 to our condensed consolidated financial statements for further discussion of the common stock dividend paid in March 2014 and June 2014.
4.50% Mandatory Convertible Preferred Stock Activity. As of June 30, 2014 and December 31, 2013, we had approximately 9.8 million shares of preferred stock outstanding. See note 9 to our condensed consolidated financial statements for further discussion of the 4.50% Mandatory Convertible Preferred Stock dividends paid in February 2014.
Debt Covenants
We are currently in compliance with our financial covenants, and based upon our current expectations, we believe our operating results will be sufficient to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain ratios relating to restrictive and other non-financial covenants, including the ability to incur additional debt. See our 2013 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2013 Form 10-K. The critical accounting policies and estimates for the first six months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the six months ended June 30, 2014 had a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for us as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented or (2) with the cumulative effect being recognized at the date of initial application. We are evaluating the guidance including the impact on our consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($11.6 billion and $11.6 billion outstanding at June 30, 2014 and December 31, 2013, respectively);

•
our $3.8 billion and $3.9 billion of floating rate debt at June 30, 2014 and December 31, 2013, respectively; which represented approximately 33% and 34% of our total debt, as of June 30, 2014 and as of December 31, 2013, respectively; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.

Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2014, we had $3.8 billion of floating rate debt, which included $2.8 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2014. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 4 to our condensed consolidated financial statements for additional information regarding our debt and our 2013 Form 10-K.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2014	2015	2016	2017		2018		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$29,446	$56,834	$55,021	$552,938	(e)	$33,163		$7,003,356	(c)	$7,730,758	(c)	$8,246,406
Average interest rate(b)(c)	4.7%	4.9%	6.5%	2.8%		5.4%		7.4%	(c)	7.1%	(c)

Variable rate	$22,602	$45,204	$61,767	$61,767		$925,767	(f)	$2,720,942		$3,838,049		$3,821,949
Average interest rate(d)	2.7%	2.7%	4.1%	4.1%		4.5%		5.5%		5.2%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 4 to our condensed consolidated financial statements for a discussion of the 2014 Refinancings, which includes discussion on the April 2014 repayment of our January 2010 Tower Revenue Notes with an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2013 Excess Cash Flow of the issuers of the tower revenue notes was approximately $517 million. If the WCP securitized notes with a current face value of $268.5 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2013 Excess Cash Flow of issuers of the WCP securitized notes was approximately $10 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 4% of our consolidated net revenues and 5% of our operating income for the six months ended June 30, 2014. See "Item 2. MD&A—Comparison of Operating Segments" for a discussion of the change in the Australian dollar to U.S. dollar exchange rate. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $9 million.

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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	3	75.92	—	—
June 1 - June 30, 2014	—	—	—	—
Total	3	$75.92	—	—
We paid $0.3 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 8, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2014	By:	/s/ Rob A. Fisher
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

(e)	4.1
Indenture Supplement, dated June 30, 2014, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC and The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as indenture trustee.

(d)	4.2	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(d)	4.3	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

(a)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (File No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarterly period ended September 30, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 28, 2013.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on April 15, 2014.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 1, 2014.