Form 10-Q
period 2014-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2014-11-07
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Number of shares of common stock outstanding at November 3, 2014: 333,857,810

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of customer contracts (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations for sustaining capital expenditures, (8) the potential advantages, benefits or impact of, or opportunities created by, our real estate investment trust ("REIT") status, (9) expectations regarding the inclusion of portions of our small cells within our REIT, (10) our intention to pursue certain steps and corporate actions in connection with our REIT conversion, including our future inclusion of REIT-related ownership limitations and transfer restrictions related to our capital stock and (11) our dividend policy, including the timing, amount or growth of any dividends.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,550	$223,394
Restricted cash	137,824	183,526
Receivables, net	311,798	249,925
Prepaid expenses	154,240	132,003
Deferred income tax assets	40,201	26,714
Other current assets	96,182	77,121
Total current assets	978,795	892,683
Deferred site rental receivables	1,220,050	1,078,995
Property and equipment, net of accumulated depreciation of $5,279,593 and $4,732,956, respectively	8,870,817	8,947,677
Goodwill	5,091,800	4,916,426
Other intangible assets, net	3,795,426	4,057,865
Deferred income tax assets	10,855	19,008
Long-term prepaid rent, deferred financing costs and other assets, net	817,117	682,254
Total assets	$20,784,860	$20,594,908

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,110	$145,390
Accrued interest	68,044	65,582
Deferred revenues	327,265	260,114
Other accrued liabilities	168,475	181,715
Current maturities of debt and other obligations	106,673	103,586
Total current liabilities	845,567	756,387
Debt and other long-term obligations	11,467,005	11,490,914
Deferred income tax liabilities	57,118	56,513
Deferred credits and other liabilities	1,552,425	1,349,919
Total liabilities	13,922,115	13,653,733
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2014—333,859,447 and December 31, 2013—334,070,016	3,339	3,341
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2014 and December 31, 2013—9,775,000; aggregate liquidation value: September 30, 2014 and December 31, 2013—$977,500	98	98
Additional paid-in capital	9,500,490	9,482,769
Accumulated other comprehensive income (loss)	19,006	(23,612)
Dividends/distributions in excess of earnings	(2,677,959)	(2,535,879)
Total CCIC stockholders' equity	6,844,974	6,926,717
Noncontrolling interest	17,771	14,458
Total equity	6,862,745	6,941,175
Total liabilities and equity	$20,784,860	$20,594,908

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Site rental	$751,893	$620,766	$2,245,395	$1,853,030
Network services and other	178,132	128,211	476,925	370,935
Net revenues	930,025	748,977	2,722,320	2,223,965
Operating expenses:
Costs of operations(a):
Site rental	241,110	181,966	706,177	538,587
Network services and other	103,023	81,998	279,344	229,574
General and administrative	71,395	58,504	205,397	171,539
Asset write-down charges	5,275	3,893	11,144	10,705
Acquisition and integration costs	4,068	4,369	28,924	13,186
Depreciation, amortization and accretion	254,862	195,408	759,288	572,518
Total operating expenses	679,733	526,138	1,990,274	1,536,109
Operating income (loss)	250,292	222,839	732,046	687,856
Interest expense and amortization of deferred financing costs	(141,287)	(142,016)	(432,221)	(446,641)
Gains (losses) on retirement of long-term obligations	—	(1)	(44,629)	(36,487)
Interest income	192	236	554	861
Other income (expense)	(678)	(631)	(9,477)	(753)
Income (loss) before income taxes	108,519	80,427	246,273	204,836
Benefit (provision) for income taxes	(482)	(33,959)	(86)	(88,254)
Net income (loss)	108,037	46,468	246,187	116,582
Less: net income (loss) attributable to the noncontrolling interest	1,100	632	3,744	2,925
Net income (loss) attributable to CCIC stockholders	106,937	45,836	242,443	113,657
Dividends on preferred stock	(10,997)	—	(32,991)	—
Net income (loss) attributable to CCIC common stockholders	$95,940	$45,836	$209,452	$113,657
Net income (loss)	$108,037	$46,468	$246,187	$116,582
Other comprehensive income (loss):
Interest rate swaps, net of taxes of $0, $5,678, $0, and $17,054, respectively:
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 4)	15,551	10,544	47,895	31,671
Foreign currency translation adjustments	(24,177)	5,874	(5,708)	(32,344)
Total other comprehensive income (loss)	(8,626)	16,418	42,187	(673)
Comprehensive income (loss)	99,411	62,886	288,374	115,909
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(327)	898	3,313	1,800
Comprehensive income (loss) attributable to CCIC stockholders	$99,738	$61,988	$285,061	$114,109
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.29	$0.16	$0.63	$0.39
Diluted	$0.29	$0.16	$0.63	$0.39
Weighted-average common shares outstanding (in thousands):
Basic	332,413	290,372	332,264	290,900
Diluted	333,241	291,378	333,020	292,043

Dividends/distributions declared per common share	$0.35	$—	$1.05	$—
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$246,187	$116,582
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	759,288	572,518
Gains (losses) on retirement of long-term obligations	44,629	36,487
Amortization of deferred financing costs and other non-cash interest	61,322	78,241
Stock-based compensation expense	39,497	29,334
Asset write-down charges	11,144	10,705
Deferred income tax benefit (provision)	(7,512)	80,999
Other adjustments	(2,088)	2,167
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	2,462	11,979
Increase (decrease) in accounts payable	27,047	8,279
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	253,110	127,463
Decrease (increase) in receivables	(61,347)	(45,689)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(181,509)	(190,199)
Net cash provided by (used for) operating activities	1,192,230	838,866
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(179,918)	(55,131)
Capital expenditures	(513,552)	(385,482)
Other investing activities, net	2,787	7,601
Net cash provided by (used for) investing activities	(690,683)	(433,012)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	845,750	830,941
Principal payments on debt and other long-term obligations	(86,197)	(77,986)
Purchases and redemptions of long-term debt	(836,899)	(675,481)
Purchases of capital stock	(21,778)	(99,217)
Borrowings under revolving credit facility	567,000	94,000
Payments under revolving credit facility	(587,000)	(1,092,000)
Payments for financing costs	(15,899)	(20,753)
Net (increase) decrease in restricted cash	39,882	415,498
Dividends/distributions paid on common stock	(350,535)	—
Dividends paid on preferred stock	(33,357)	—
Net cash provided by (used for) financing activities	(479,033)	(624,998)
Effect of exchange rate changes on cash	(7,358)	(3,571)
Net increase (decrease) in cash and cash equivalents	15,156	(222,715)
Cash and cash equivalents at beginning of period	223,394	441,364
Cash and cash equivalents at end of period	$238,550	$218,649

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, July 1, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436
Stock-based compensation related activity, net of forfeitures	(980)	—	—	—	12,124	—	—	—	—	12,124
Purchases and retirement of capital stock	(653)	—	—	—	(48)	—	—	—	—	(48)
Other comprehensive income (loss)(a)	—	—	—	—		(22,750)	15,551	—	(1,427)	(8,626)
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,181)	—	(117,181)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	106,937	1,100	108,037
Balance, September 30, 2014	333,859,447	$3,339	9,775,000	$98	$9,500,490	$52,984	$(33,978)	$(2,677,959)	$17,771	$6,862,745
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, July 1, 2013	292,685,462	$2,927	—	$—	$5,544,205	$65,298	$(142,789)	$(2,558,169)	$13,420	$2,924,892
Stock-based compensation related activity, net of forfeitures	(5,001)	—	—	—	9,862	—	—	—	—	9,862
Purchases and retirement of capital stock	(5,031)	—	—	—	(350)	—	—	—	—	(350)
Other comprehensive income (loss)(a)	—	—	—	—	—	5,608	10,544	—	266	16,418
Net income (loss)	—	—	—	—	—	—	—	45,836	632	46,468
Balance, September 30, 2013	292,675,430	$2,927	—	$—	$5,553,717	$70,906	$(132,245)	$(2,512,333)	$14,318	$2,997,290
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2014	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	81,350	1	—	—	39,496	—	—	—	—	39,497
Purchases and retirement of capital stock	(291,919)	(3)	—	—	(21,775)	—	—	—	—	(21,778)
Other comprehensive income (loss)(a)	—	—	—	—	—	(5,277)	47,895	—	(431)	42,187
Common stock dividends/distributions	—	—	—	—	—	—	—	(351,532)	—	(351,532)
Preferred stock dividends	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Net income (loss)	—	—	—	—	—	—	—	242,443	3,744	246,187
Balance, September 30, 2014	333,859,447	$3,339	9,775,000	$98	$9,500,490	$52,984	$(33,978)	$(2,677,959)	$17,771	$6,862,745
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2013	293,164,786	$2,932	—	$—	$5,623,595	$102,125	$(163,916)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	936,946	9	—	—	29,325	—	—	—	—	29,334
Purchases and retirement of capital stock	(1,426,302)	(14)	—	—	(99,203)	—	—	—	—	(99,217)
Other comprehensive income (loss)(a)	—	—	—	—	—	(31,219)	31,671	—	(1,125)	(673)
Net income (loss)	—	—	—	—	—	—	—	113,657	2,925	116,582
Balance, September 30, 2013	292,675,430	$2,927	—	$—	$5,553,717	$70,906	$(132,245)	$(2,512,333)	$14,318	$2,997,290
___________________________

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustment.

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, and to a lesser extent, (2) small cell networks, and (3) third party land interests. The Company conducts operations through subsidiaries of CCOC, including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to its wireless infrastructure via long-term contracts in various forms, including licenses, subleases and lease agreements. Our wireless infrastructure can accommodate multiple customers for antennas or other equipment necessary for the transmission of signals for wireless communication.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at September 30, 2014, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2014 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.	Acquisitions
AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T to acquire, for $4.827 billion in cash at closing, exclusive rights to towers which, as of September 30, 2014, comprised approximately 23% of the Company's towers ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. The Company utilized net proceeds from the October Equity Financings and additional borrowings under the 2012 Revolver and Term Loans to finance the AT&T Acquisition, as well as cash on hand.
The preliminary purchase price allocation related to the AT&T Acquisition is not finalized as of September 30, 2014 and is based upon preliminary valuation which is subject to change as the Company obtains additional information, including information regarding fixed assets, intangible assets and certain liabilities. The preliminary purchase price allocation for the AT&T Acquisition, as of September 30, 2014, is shown below.

Current assets	$18,337
Property and equipment	1,889,875
Goodwill	1,895,942
Other intangible assets, net	1,189,000
Other assets	60,497
Current liabilities	(9,757)
Deferred credits and other liabilities	(217,295)	(a)
Net assets acquired	$4,826,599	(b)(c)

(a)	Inclusive of above-market leases for land interests under the Company's towers.

(b)
The principal changes in the preliminary purchase price allocation for the AT&T Acquisition between December 31, 2013 and September 30, 2014 relate to (1) a $127.4 million increase to goodwill, (2) a $91.1 million decrease to other intangible assets, net, (3) a $75.5 million decrease to property and equipment, net, and (4) a $57.2 million increase to other assets. The effect of the change in the preliminary price allocation on the Company's statement of operations and comprehensive income (loss) is immaterial to the periods presented.

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

	Nine Months Ended September 30, 2013
Net revenues	$2,535,916	(a)
Net income (loss)	$96,441	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders	$0.18	(d)
Diluted net income (loss) attributable to CCIC common stockholders	$0.18	(d)

(a)
Amounts are inclusive of pro forma adjustments to increase net revenues of $165.4 million that the Company expects to recognize from AT&T under AT&T's contracted lease of space on the towers acquired in the AT&T Acquisition.

(b)
Amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $165.6 million related to property and equipment and intangibles recorded as a result of the AT&T Acquisition.

(c)	The pro forma adjustments reflect the federal statutory rate and an estimated state rate. No adjustment was made with respect to the Company's REIT election. See note 5.

(d)
Pro forma amounts include the impact of the interest expense associated with the related debt financing as well as the impact of the common stock and preferred stock offerings completed in October 2013.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (d)		Outstanding Balance as of September 30, 2014		Outstanding Balance as of December 31, 2013	Stated Interest Rate as of September 30, 2014(a)(d)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019		$354,000	(b)	$374,000	1.9%
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019		650,078		662,500	1.9%
Tranche B Term Loans	Jan. 2012	Jan. 2019/Jan. 2021	(e)	2,842,669	(e)	2,864,150	3.0%
Total bank debt				3,846,747		3,900,650
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(c)	1,600,000	(f)	1,900,000	6.0%
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(c)	1,550,000		1,550,000	4.5%
2009 Securitized Notes	July 2009	2019/2029		165,591		179,792	7.4%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(c)	268,313		286,171	5.7%
Total securitized debt				3,583,904		3,915,963
Bonds - fixed rate:
7.125% Senior Notes	Oct. 2009	Nov. 2019		—	(f)	498,332	N/A
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,970		1,649,970	5.3%
2012 Secured Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		845,951	(f)	—	4.9%
Total bonds				3,995,921		3,648,302
Other:
Capital leases and other obligations	Various	Various		147,106		129,585	Various
Total debt and other obligations				11,573,678		11,594,500
Less: current maturities and short-term debt and other current obligations				106,673		103,586
Non-current portion of long-term debt and other long-term obligations				$11,467,005		$11,490,914
________________

(a)	Represents the weighted-average stated interest rate.

(b)	As of September 30, 2014, the undrawn availability under the $1.5 billion 2012 Revolver is $1.1 billion.

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

(e)
During January 2014, the Company amended its senior credit facility (as amended, "2012 Credit Facility") by extending the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021. As of September 30, 2014, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $567.0 million aggregate principal amount due January 2019.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding as of September 30, 2014. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2014	2015	2016	2017	2018	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$26,124	$103,831	$118,523	$615,990	$979,754	$9,728,904	$11,573,126	$552	$11,573,678
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
January 2010 Tower Revenue Notes	$300,000	$302,990	$(3,740)
7.125% Senior Notes	500,000	533,909	(40,889)
Total	$800,000	$836,899	$(44,629)

(a)	Exclusive of accrued interest.

(b)	The losses predominantly relate to cash losses, including make whole payments and are inclusive of $7.7 million related to the write off of deferred financing costs and discounts.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense on debt obligations	$121,450	$121,246	$370,899	$368,400
Amortization of deferred financing costs	5,516	5,366	16,678	19,426
Amortization of adjustments on long-term debt	(892)	(971)	(2,743)	9,500
Amortization of interest rate swaps(a)	15,551	16,222	47,895	48,726
Other, net of capitalized interest	(338)	153	(508)	589
Total	$141,287	$142,016	$432,221	$446,641

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

5.	Income Taxes
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company's small cells are currently included in one or more wholly owned TRSs. In August 2014, the Company received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of the Company's small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. The Company is evaluating the impact of this private letter ruling and, subject to board approval, expects to take appropriate action to include at least some part of the Company's small cells as part of the REIT during 2015. Once the Company has completed its evaluation and necessary actions to include small cells in the REIT, the Company expects to de-recognize its net deferred tax liabilities related to such part of the Company's small cells.
Additionally, the Company has included in TRSs its tower operations in Australia and certain other assets and operations. Those TRS assets and operations (along with any part of the Company's small cells that may remain in a TRS) will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards.
For the nine months ended September 30, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the nine months ended September 30, 2014 primarily related to the TRSs. For the nine months ended September 30, 2013, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes of $21.7 million.

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$238,550	$238,550	$223,394	$223,394
Restricted cash, current and non-current	1	142,824	142,824	188,526	188,526
Liabilities:
Long-term debt and other obligations	2	11,573,678	11,921,454	11,594,500	11,892,587
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to CCIC stockholders	$106,937	$45,836	$242,443	$113,657
Dividends on preferred stock	(10,997)	—	(32,991)	—
Net income (loss) attributable to CCIC common stockholders	$95,940	$45,836	$209,452	$113,657
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	332,413	290,372	332,264	290,900
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	828	1,006	756	1,143
Diluted weighted-average number of common shares outstanding	333,241	291,378	333,020	292,043
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.29	$0.16	$0.63	$0.39
Diluted	$0.29	$0.16	$0.63	$0.39
During the nine months ended September 30, 2014, the Company issued 1.0 million restricted stock units. For the three and nine months ended September 30, 2014, 12.3 million common share equivalents related to the 4.50% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of September 30, 2014.

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

9.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2014, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 20, 2014	March 20, 2014	March 31, 2014	$0.35	$117.2	(a)
Common Stock	May 30, 2014	June 20, 2014	June 30, 2014	$0.35	$117.2	(a)
Common Stock	August 8, 2014	September 19, 2014	September 30, 2014	$0.35	$117.2	(a)
4.50% Mandatory Convertible Preferred Stock	December 31, 2013	January 14, 2014	February 3, 2014	$1.1625	$11.4
4.50% Mandatory Convertible Preferred Stock	March 25, 2014	April 15, 2014	May 1, 2014	$1.1250	$11.0
4.50% Mandatory Convertible Preferred Stock	June 25, 2014	July 15, 2014	August 1, 2014	$1.1250	$11.0
4.50% Mandatory Convertible Preferred Stock	September 26, 2014	October 15, 2014	November 3, 2014	$1.1250	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on November 3, 2014 based on holders of record on October 15, 2014.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

See also note 13.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2014, the Company purchased 0.3 million shares of its common stock utilizing $21.8 million in cash.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$717,623	$34,270	$—	$751,893	$589,415	$31,351	$—	$620,766
Network services and other	175,260	2,872	—	178,132	122,063	6,148	—	128,211
Net revenues	892,883	37,142	—	930,025	711,478	37,499	—	748,977
Operating expenses:
Costs of operations(a):
Site rental	230,599	10,511	—	241,110	172,791	9,175	—	181,966
Network services and other	101,814	1,209	—	103,023	77,929	4,069	—	81,998
General and administrative	65,212	6,183	—	71,395	52,312	6,192	—	58,504
Asset write-down charges	4,932	343	—	5,275	3,022	871	—	3,893
Acquisition and integration costs	4,068	—	—	4,068	4,243	126	—	4,369
Depreciation, amortization and accretion	247,206	7,656	—	254,862	186,521	8,887	—	195,408
Total operating expenses	653,831	25,902	—	679,733	496,818	29,320	—	526,138
Operating income (loss)	239,052	11,240	—	250,292	214,660	8,179	—	222,839
Interest expense and amortization of deferred financing costs	(141,287)	(3,862)	3,862	(141,287)	(142,016)	(3,949)	3,949	(142,016)
Gains (losses) on retirement of long-term obligations	—	—	—	—	(1)	—	—	(1)
Interest income	107	85	—	192	144	92	—	236
Other income (expense)	3,168	16	(3,862)	(678)	3,295	23	(3,949)	(631)
Benefit (provision) for income taxes	1,977	(2,459)	—	(482)	(32,538)	(1,421)	—	(33,959)
Net income (loss)	103,017	5,020	—	108,037	43,544	2,924	—	46,468
Less: net income (loss) attributable to the noncontrolling interest	—	1,100	—	1,100	—	632	—	632
Net income (loss) attributable to CCIC stockholders	$103,017	$3,920	$—	$106,937	$43,544	$2,292	$—	$45,836
Capital expenditures	$199,662	$4,150	$—	$203,812	$125,941	$4,722	$—	$130,663
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$2,143,198	$102,197	$—	$2,245,395	$1,754,266	$98,764	$—	$1,853,030
Network services and other	469,690	7,235	—	476,925	352,982	17,953	—	370,935
Net revenues	2,612,888	109,432	—	2,722,320	2,107,248	116,717	—	2,223,965
Operating expenses:
Costs of operations(a):
Site rental	676,275	29,902	—	706,177	509,617	28,970	—	538,587
Network services and other	275,514	3,830	—	279,344	215,812	13,762	—	229,574
General and administrative	187,171	18,226	—	205,397	154,098	17,441	—	171,539
Asset write-down charges	10,673	471	—	11,144	9,633	1,072	—	10,705
Acquisition and integration costs	28,852	72	—	28,924	12,875	311	—	13,186
Depreciation, amortization and accretion	738,965	20,323	—	759,288	548,951	23,567	—	572,518
Total operating expenses	1,917,450	72,824	—	1,990,274	1,450,986	85,123	—	1,536,109
Operating income (loss)	695,438	36,608	—	732,046	656,262	31,594	—	687,856
Interest expense and amortization of deferred financing costs	(432,221)	(11,475)	11,475	(432,221)	(446,641)	(12,710)	12,710	(446,641)
Gains (losses) on retirement of long-term obligations	(44,629)	—	—	(44,629)	(36,487)	—	—	(36,487)
Interest income	329	225	—	554	592	269	—	861
Other income (expense)	2,125	(127)	(11,475)	(9,477)	11,922	35	(12,710)	(753)
Benefit (provision) for income taxes	8,118	(8,204)	—	(86)	(82,455)	(5,799)	—	(88,254)
Net income (loss)	229,160	17,027	—	246,187	103,193	13,389	—	116,582
Less: net income (loss) attributable to the noncontrolling interest	—	3,744	—	3,744	—	2,925	—	2,925
Net income (loss) attributable to CCIC stockholders	$229,160	$13,283	$—	$242,443	$103,193	$10,464	$—	$113,657
Capital expenditures	$498,960	$14,592	$—	$513,552	$373,653	$11,829	$—	$385,482
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$103,017	$5,020	$—	$108,037	$43,544	$2,924	$—	$46,468
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,932	343	—	5,275	3,022	871	—	3,893
Acquisition and integration costs	4,068	—	—	4,068	4,243	126	—	4,369
Depreciation, amortization and accretion	247,206	7,656	—	254,862	186,521	8,887	—	195,408
Amortization of prepaid lease purchase price adjustments	4,988	—	—	4,988	3,870	—	—	3,870
Interest expense and amortization of deferred financing costs	141,287	3,862	(3,862)	141,287	142,016	3,949	(3,949)	142,016
Gains (losses) on retirement of long-term obligations	—	—	—	—	1	—	—	1
Interest income	(107)	(85)	—	(192)	(144)	(92)	—	(236)
Other income (expense)	(3,168)	(16)	3,862	678	(3,295)	(23)	3,949	631
Benefit (provision) for income taxes	(1,977)	2,459	—	482	32,538	1,421	—	33,959
Stock-based compensation expense	13,358	112	—	13,470	9,862	316	—	10,178
Adjusted EBITDA(a)	$513,604	$19,351	$—	$532,955	$422,178	$18,379	$—	$440,557
________________

(a)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition for which there is no activity for the periods shown.

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$229,160	$17,027	$—	$246,187	$103,193	$13,389	$—	$116,582
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	10,673	471	—	11,144	9,633	1,072	—	10,705
Acquisition and integration costs	28,852	72	—	28,924	12,875	311	—	13,186
Depreciation, amortization and accretion	738,965	20,323	—	759,288	548,951	23,567	—	572,518
Amortization of prepaid lease purchase price adjustments	14,546	—	—	14,546	11,595	—	—	11,595
Interest expense and amortization of deferred financing costs	432,221	11,475	(11,475)	432,221	446,641	12,710	(12,710)	446,641
Gains (losses) on retirement of long-term obligations	44,629	—	—	44,629	36,487	—	—	36,487
Interest income	(329)	(225)	—	(554)	(592)	(269)	—	(861)
Other income (expense)	(2,125)	127	11,475	9,477	(11,922)	(35)	12,710	753
Benefit (provision) for income taxes	(8,118)	8,204	—	86	82,455	5,799	—	88,254
Stock-based compensation expense	43,199	1,421	—	44,620	29,335	550	—	29,885
Adjusted EBITDA(a)	$1,531,673	$58,895	$—	$1,590,568	$1,268,651	$57,094	$—	$1,325,745
________________

(a)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition for which there is no activity for the periods shown.

11.	Concentration of Credit Risk
The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with AT&T, Sprint, T-Mobile and Verizon Wireless or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, utilizing customer leases with contractually determinable payment terms and proactively managing past due balances.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to the Company's CCUSA segment). The following table is after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

	Nine Months Ended September 30,
	2014	2013
AT&T	27%	22%
Sprint	26%	28%
T-Mobile	21%	23%
Verizon Wireless	16%	16%
Total	90%	89%

12.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$368,437	$356,421
Income taxes paid	15,353	12,769
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	2,827	(8,207)
Purchase of property and equipment under capital leases and installment purchases	27,772	36,756

13.	Subsequent Events

In October 2014, the Company's board of directors declared a quarterly cash dividend of $0.82 per common share, currently expected to total approximately $275 million. The quarterly dividend will be payable on December 31, 2014 to common stockholders of record at the close of business on December 19, 2014.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure. Site rental revenues represented 81% of our third quarter 2014 consolidated net revenues. CCUSA, our largest operating segment, accounted for 95% of our third quarter 2014 site rental revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Updated Strategy
We recently updated our strategy in conjunction with our announcement to increase our common stock dividend. See "Item 2. MD&A—General Overview—Common Stock Dividend" below. Our strategy is to create long-term stockholder value via a combination of (1) returning a meaningful portion of our capital to our common stockholders in the form of dividends, (2) growing organic cash flows generated from our leading portfolio of wireless infrastructure and (3) allocating capital available after payment of dividends efficiently to enhance organic cash flows. We measure "long-term stockholder value" as the combined payment of dividends to common stockholders and growth in our per share results. The key elements of our strategy are to:

•
Return capital to stockholders in the form of dividends. As a REIT, we are required to distribute at least 90% of our REIT taxable income, after the utilization of our net operating loss carryforwards ("NOLs"). We have determined that distributing a meaningful portion of our cash from operations even in advance of exhausting our NOLs, appropriately provides stockholders with increased certainty for a portion of expected long-term stockholder value while still retaining sufficient flexibility to invest in our business and deliver organic growth. We believe this decision reflects the high-quality, long-term contractual cash flow nature of our business translated into stable capital returns to stockholders.

•
Grow organic cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by co-locating additional tenants on our wireless infrastructure through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize new tenant additions or modifications of existing tenant installations (collectively, "new tenant additions") through our focus on customer service and deployment speed. Due to the relatively fixed nature of the costs to operate our wireless infrastructure (which tend to increase at approximately the rate of inflation), we expect increases in site rental cash flows from new tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows. We believe there is considerable additional future demand for our existing wireless infrastructure based on their location and the anticipated growth in the wireless communications industry. Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure, which we expect to have high incremental returns.

•
Allocate capital efficiently to enhance organic cash flows. We seek to allocate our capital available after payment of dividends, including the net cash provided by our operating activities as well as external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical capital allocation mix has included the following (in no particular order):

◦	purchase shares of our common stock from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under our towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchase, repay or redeem our debt.

Our strategy to create long-term stockholder value is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless data services by consumers. We believe that such demand for our wireless infrastructure will continue, will result in organic growth of our cash flows due to new tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure. To the extent we raise external financing, through debt, equity or equity-related issuances, to fund investment opportunities, our financing strategy emphasizes matching our long-term investments with cost-effective, long-term capital.
Common Stock Dividend
In October 2014, our board of directors increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount per share of $1.40 to $3.28 per common share. As such, we declared a quarterly cash dividend of $0.82 per common share in October 2014, which represents an increase of $0.47 per common share from the quarterly dividend declared during the third quarter of 2014. We currently expect such increased dividends to result in aggregate annual cash payments of approximately $1.1 billion. Over time, we expect to increase our dividend per common share generally commensurate with our realized growth in organic cash flows. Future dividends are subject to the approval of our board of directors. See note 13 to our condensed consolidated financial statements.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2014.

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes (see "Item 2. MD&A—General Overview—REIT Election").

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

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

◦
Our site rental revenues grew $392.4 million, or 21%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 15% increase due to the AT&T Acquisition (based on initial run-rates), which was completed in December 2013.

▪	An approximate 5% increase from new tenant additions and amendments to existing customer contracts.

▪	An approximate 4% increase from cash escalations, partially offset by a decrease of approximately 2% in site rental revenues caused by the non-renewal of customer contracts.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the customer's option, currently representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Approximately 90% of our net revenues were derived from AT&T (after giving effect to AT&T's acquisition of Leap Wireless completed in March 2014), Sprint, T-Mobile, and Verizon Wireless, which represented 27%, 26%, 21%, and 16%, respectively, of our net revenues. See also "Item 1A. Risk Factors" herein and "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

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

◦
During January 2014, we amended our senior secured credit facility, which we refer to as the 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including the Incremental Tranche B Term Loans, to January 2021. As of September 30, 2014, our Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $567.0 million aggregate principal amount due January 2019.

◦	During April 2014, we issued $850.0 million of 4.875% Senior Notes, due in April 2022.

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

•	Capital allocated to drive long-term stockholder value (see also "Item 2. MD&A—General Overview—Updated Strategy")

◦
During the first three quarters of 2014, we paid quarterly cash dividends of $0.35 per common share, totaling approximately $352 million for the nine months ended September 30, 2014. See "Item 2. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2014.

◦
Discretionary capital expenditures of $469.1 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

Outlook Highlights
The following are certain highlights of our full year 2014 and 2015 outlook that impact our business fundamentals described above.

•
We expect that our full year 2014 site rental revenue growth will be impacted by similar items that impacted the first nine months 2014 site rental revenue growth, namely a substantial expected contribution from the AT&T Acquisition. See note 3 to our condensed consolidated financial statements for further discussion of our AT&T Acquisition.

•
We expect that our full year 2015 site rental revenue growth will be impacted by similar levels of tenant additions as in 2014, as all four large U.S. wireless carriers continue to upgrade their networks, partially offset by an increase in non-renewals of customer contracts. We expect non-renewals of customer contracts to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network during 2014 and 2015, and (2) the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"), at least in part, which we expect to occur between 2015 and 2018.

•
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to be negatively impacted by approximately $30 million in 2014 and $60 million to $70 million in 2015. These iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.

•
Additionally, during 2015, we expect site rental revenues to be impacted by non-renewals of $35 million to $45 million as a result of the decommissioning of the Acquired Networks. Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 11% (as disclosed in note 17 to our consolidated financial statements included in our 2013 Form 10-K) and 10% of our net revenues for the year ended December 31, 2013 and for the nine months ended September 30, 2014, respectively. We currently expect potential non-renewals from the decommissioning of the Acquired

Networks to be approximately 60% of current run-rate site rental revenues related to the Acquired Networks, with the majority of such non-renewals to occur between 2015 and 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2014 and 2015.
REIT Election
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local or foreign income taxes, (5) franchise taxes, (6) property taxes and (7) transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.
Our small cells are currently included in one or more wholly owned TRSs. In August 2014, we received a favorable private letter ruling from the IRS, which provides that the real property portion of our small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. We are evaluating the impact of this private letter ruling and, subject to board approval, we expect to take appropriate action to include at least some part of our small cells as part of the REIT during 2015. Once we have completed our evaluation and necessary actions to include small cells in the REIT, we expect to de-recognize our net deferred tax liabilities related to such part of our small cells.
Additionally, we have included in TRSs our tower operations in Australia and certain other assets and operations. Those TRS assets and operations (along with any part of our small cells that may remain in a TRS) will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders (see note 10 to our consolidated financial statements in our 2013 Form 10-K). The increased common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See "Item 2. MD&A—General Overview—Updated Strategy".

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,		Percent Change(b)
	2014	2013
	(Dollars in thousands)
Net revenues:
Site rental	$751,893	$620,766	21%
Network services and other	178,132	128,211	39%
Net revenues	930,025	748,977	24%
Operating expenses:
Costs of operations(a):
Site rental	241,110	181,966	33%
Network services and other	103,023	81,998	26%
Total costs of operations	344,133	263,964	30%
General and administrative	71,395	58,504	22%
Asset write-down charges	5,275	3,893	*
Acquisition and integration costs	4,068	4,369	*
Depreciation, amortization and accretion	254,862	195,408	30%
Total operating expenses	679,733	526,138	29%
Operating income (loss)	250,292	222,839	12%
Interest expense and amortization of deferred financing costs	(141,287)	(142,016)	(1)%
Gains (losses) on retirement of long-term obligations	—	(1)
Interest income	192	236
Other income (expense)	(678)	(631)
Income (loss) before income taxes	108,519	80,427
Benefit (provision) for income taxes	(482)	(33,959)
Net income (loss)	108,037	46,468
Less: net income (loss) attributable to the noncontrolling interest	1,100	632
Net income (loss) attributable to CCIC stockholders	106,937	45,836
Dividends on preferred stock	(10,997)	—
Net income (loss) attributable to CCIC common stockholders	$95,940	$45,836
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

	Nine Months Ended September 30,		Percent Change(b)
	2014	2013
	(Dollars in thousands)
Net revenues:
Site rental	$2,245,395	$1,853,030	21%
Network services and other	476,925	370,935	29%
Net revenues	2,722,320	2,223,965	22%
Operating expenses:
Costs of operations(a):
Site rental	706,177	538,587	31%
Network services and other	279,344	229,574	22%
Total costs of operations	985,521	768,161	28%
General and administrative	205,397	171,539	20%
Asset write-down charges	11,144	10,705	*
Acquisition and integration costs	28,924	13,186	*
Depreciation, amortization and accretion	759,288	572,518	33%
Total operating expenses	1,990,274	1,536,109	30%
Operating income (loss)	732,046	687,856	6%
Interest expense and amortization of deferred financing costs	(432,221)	(446,641)	(3)%
Gains (losses) on retirement of long-term obligations	(44,629)	(36,487)
Interest income	554	861
Other income (expense)	(9,477)	(753)
Income (loss) before income taxes	246,273	204,836
Benefit (provision) for income taxes	(86)	(88,254)
Net income (loss)	246,187	116,582
Less: net income (loss) attributable to the noncontrolling interest	3,744	2,925
Net income (loss) attributable to CCIC stockholders	242,443	113,657
Dividends on preferred stock	(32,991)	—
Net income (loss) attributable to CCIC common stockholders	$209,452	$113,657
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

Third Quarter 2014 and 2013. Our consolidated results of operations for the third quarter of 2014 and 2013, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 95% of consolidated net revenues, (2) 96% and 95% of consolidated gross margins, and (3) 96% and 95% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").
First Nine Months 2014 and 2013. Our consolidated results of operations for the first nine months of 2014 and 2013, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 95% of consolidated net revenues, (2) 96% and 95% of consolidated gross margins, and (3) 95% and 91% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the third quarter of 2014 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner.
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
CCUSA—Third Quarter 2014 and 2013. See note 3 of our condensed consolidated financial statements for further discussion on the impact of the AT&T Acquisition.
Net revenues for the third quarter of 2014 increased by $181.4 million, or 25%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $128.2 million, or 22%, and (2) network services and other revenues of $53.2 million, or 44%.
The AT&T Acquisition increased our site rental revenues for the third quarter of 2014 from the same period in the prior year as discussed in "Item 2. MD&A—General Overview." The increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, other acquisitions, and non-renewals of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity.
Site rental gross margins for the third quarter of 2014 increased by $70.4 million, or 17%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 22% increase in site rental revenues, primarily as a result of the AT&T Acquisition and the growth in our site rental activities. The $70.4 million incremental margin represents 55% of the related increase in site rental revenues, inclusive of (1) the impact of the towers acquired in the AT&T Acquisition, which have a lower average tenancy than the average tenancy for our other wireless infrastructure, and (2) the high incremental margin from our other wireless infrastructure.
Network services and other gross margin increased by $29.3 million, or 66%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and AT&T Acquisition. Our network services offering is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the third quarter of 2014 increased by $12.9 million, or approximately 25%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for the third quarter of 2014 and for the third quarter of 2013. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in the size of our wireless infrastructure portfolio primarily due to acquisitions and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.

Adjusted EBITDA for the third quarter of 2014 increased by $91.4 million, or 22%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the third quarter of 2014 increased by $60.7 million, or 33%, from the same period in the prior year. This increase predominately resulted from the fixed assets and intangible assets recorded related to the AT&T Acquisition.
Interest expense and amortization of deferred financing costs decreased $0.7 million, or 1%, from the third quarter of 2013 to the third quarter of 2014 as a result of our refinancing activities, partially offset by an increase in borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. For a further discussion of our debt, see note 4 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in our 2013 Form 10-K.
The benefit (provision) for income taxes for the third quarter of 2014 was a benefit of $2.0 million, compared to a provision of $32.5 million for the third quarter of 2013. For the third quarter of 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  For the third quarter of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes. See Item 2. MD&A—General Overview and also note 10 to our consolidated financial statements in our 2013 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2014 was income of $103.0 million compared to income of $43.5 million for the third quarter of 2013. The increase in net income attributable to CCIC stockholders was primarily due to (1) a change in our benefit (provision) for income taxes due to our REIT status, including the dividends paid deduction and (2) an increase in our operating income as a result of growth in our site rental and network services.
Dividends on preferred stock for the third quarter of 2014 relate to our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
CCUSA—First Nine Months 2014 and 2013
Net revenues for the first nine months of 2014 increased by $505.6 million, or 24%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $388.9 million, or 22%, and (2) network services and other revenues of $116.7 million, or 33%.
The AT&T Acquisition increased our site rental revenues for the first nine months of 2014 from the same period in the prior year as discussed in "Item 2. MD&A—General Overview." The increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, acquisitions and non-renewals of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity.
Site rental gross margins for the first nine months of 2014 increased by $222.3 million, or 18%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 22% increase in site rental revenues, primarily as a result of the AT&T Acquisition and the growth in our site rental activities. The $222.3 million incremental margin represents 57% of the related increase in site rental revenues, inclusive of (1) the impact of the towers acquired in the AT&T Acquisition, which generally have a lower tenancy than our other wireless infrastructure, and (2) the high incremental margin from our other wireless infrastructure.
Network services and other gross margin increased by $57.0 million, or 42%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and AT&T Acquisition. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first nine months of 2014 increased by $33.1 million, or approximately 21%, from the same period in the prior year. General and administrative expenses were 7% of net revenues for both the first nine months of 2014 and the first nine months of 2013. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in the size of our wireless infrastructure portfolio primarily due to acquisitions and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.

Adjusted EBITDA for the first nine months of 2014 increased by $263.0 million, or 21%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the first nine months of 2014 increased by $190.0 million, or 35%, from the same period in the prior year. This increase predominately resulted from the fixed asset and intangible assets recorded related to the AT&T Acquisition.

Interest expense and amortization of deferred financing costs decreased $14.4 million, or 3%, from the first nine months of 2013 to the first nine months of 2014, as a result of our refinancing activities, partially offset by an increase in borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. During the first nine months of 2013, we redeemed and repaid the remaining outstanding 7.75% Secured Notes and 9% Senior Notes. During the first nine months of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the first nine months of 2014 and the first nine months of 2013, we incurred losses of $44.6 million and $36.5 million, respectively. For a further discussion of our debt, see note 4 to our condensed consolidated financial and see note 7 to our consolidated financial statements in the 2013 Form 10-K.
Our acquisition and integration expenses for the first nine months of 2014 and the first nine months of 2013 were $28.9 million and $12.9 million, respectively, and relate to our acquisitions in 2012 and 2013.
The benefit (provision) for income taxes for the first nine months of 2014 was a benefit of $8.1 million, compared to a provision of $82.5 million for the first nine months of 2013. For the first nine months of 2014, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  For the first nine months of 2013, the effective tax rate differs from the federal statutory rate predominately due to state taxes.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2014 was net income of $229.2 million compared to net income of $103.2 million for the first nine months of 2013. The increase in net income attributable to CCIC stockholders was predominately due to (1) a change in our benefit (provision) for income taxes due to our REIT status, including the dividends paid deduction, and (2) an increase in our operating income as a result of growth in our site rental and network services.
Dividends on preferred stock for the first nine months of 2014 relate to our 4.50% Mandatory Convertible Preferred Stock issued in October 2013.
CCAL—Third Quarter 2014 and 2013
The increases and decreases between the third quarter of 2014 and the third quarter of 2013 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the third quarter of 2014 was approximately 0.93, an increase of 1% from approximately 0.92 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Net revenues decreased by 1%, which was comprised of a decrease in network services and other revenues and partially offset by an increase in site rental revenues. Site rental revenues, site rental gross margins and Adjusted EBITDA increased from the third quarter of 2013 to the third quarter of 2014 by 9%, 7% and 5%, inclusive of the positive impact of 1%, 1% and 1%, respectively, from the aforementioned change in exchange rates. This increase in site rental revenues exclusive of the positive exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and non-renewals of customer contracts. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in site rental revenues. Net income (loss) attributable to CCIC stockholders for the third quarter of 2014 was net income of $3.9 million, compared to net income of $2.3 million for the third quarter of 2013.
CCAL—First Nine Months 2014 and 2013
The increases and decreases between the first nine months of 2014 and the first nine months of 2013 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first nine months of 2014 was approximately 0.92, a decrease of 6% from approximately 0.98 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Net revenues decreased from the first nine months of 2013 to the first nine months of 2014 by 6%, almost entirely due to the negative impact of 6% from the aforementioned change in exchange rates. Site rental revenues, site rental gross margins, and Adjusted EBITDA increased from the first nine months of 2013 to the first nine months of 2014 by 3%, 4%, and 3%, inclusive of the negative impact of 7%, 7%, and 7%, respectively, from the aforementioned change in exchange rates. Net revenues, exclusive of the impact of exchange rate fluctuations, was comprised of an increase in site rental revenues and a decrease in network service and other revenue. This increase in site rental revenues exclusive of the negative exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of customer contracts, acquisitions, escalations, and non-renewals of customer contracts. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in net revenues. Net income (loss) attributable to CCIC stockholders for the first nine months of 2014 was net income of $13.3 million, compared to net income of $10.5 million for the first nine months of 2013.

Liquidity and Capital Resources
Overview
General. We believe our core business can be characterized as a stable cash flow stream generated by revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview") predominately from the largest U.S. wireless carriers. Our strategy is to create long-term stockholder value via a combination of (1) returning a meaningful portion of our capital to our common stockholders in the form of dividends, (2) growing organic cash flows generated from our leading portfolio of wireless infrastructure and (3) allocating capital available after payment of dividends efficiently to enhance organic cash flows. We measure "long-term stockholder value" as the combined payment of dividends to common stockholders and growth in our per share results. See "Item 2. MD&A—General Overview—Updated Strategy" for a further discussion of our updated strategy.
We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under our towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on recent small cell activity, we expect to spend an increased percentage of our discretionary investments on the construction of new small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and, cash available from financing capacity, such as the use of our undrawn availability from the 2012 Revolver, debt financings and issuances of equity or equity related securities.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our recent REIT conversion and our NOLs. See "Item 2. MD&A—General Overview" and note 5 to our condensed consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2014
(In thousands of dollars)
Cash and cash equivalents(a)	$238,550
Undrawn 2012 Revolver availability(b)	1,146,000
Total debt and other long-term obligations	11,573,678
Total equity	6,862,745

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2012 Credit Facility. See our 2013 Form 10-K.

Over the next 12 months:

•
We expect that our cash on hand, undrawn availability from our 2012 Revolver and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $106.7 million (principal payments), (2) common stock dividend payments expected to be $3.28 per common share, or an aggregate of approximately $1.1 billion (see "Item 2. MD&A—General Overview"), (3) Mandatory Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expect to be equal to or greater than current levels). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. In 2015, we have $513.7 million of debt that has anticipated repayment dates during the year. These anticipated repayment dates are not contractual maturity dates. We may choose to refinance this debt prior to the respective anticipated repayment dates. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of September 30, 2014 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$1,192,230	$838,866	$353,364
Investing activities	(690,683)	(433,012)	(257,671)
Financing activities	(479,033)	(624,998)	145,965
Effect of exchange rate changes on cash	(7,358)	(3,571)	(3,787)
Net increase (decrease) in cash and cash equivalents	$15,156	$(222,715)	$237,871
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2014 of $353.4 million, or 42%, from the first nine months of 2013, was due primarily to (1) the AT&T Acquisition and (2) growth in our core business, including a year-over-year incremental net increase of $57.4 million in customer prepaid rent. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$61,717	$60,528	$1,189
Wireless infrastructure construction and improvements	407,379	297,776	109,603
Sustaining	44,456	27,178	17,278
Total	$513,552	$385,482	$128,070

Our sustaining capital expenditures have historically been less than 2% of net revenues annually and are expected to be slightly higher in 2014 and 2015 due to expansion of our office facilities. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to continue to invest in capital expenditures (sustaining and discretionary) over the next 12 months at levels equal to or greater than current levels. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments. The following is a discussion of certain aspects of our capital expenditures:

•
We endeavor to further extend or purchase (including fee interest and perpetual easements) the land interests under towers. Changes in the mix between purchases and extensions of ground leases may impact the amount of capital expenditures related to purchases of land interests in any given period.

•
Capital expenditures for wireless infrastructure improvements increased from the first nine months of 2013 to 2014 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds or improvements. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions. See note 3 to our condensed consolidated financial statements for a discussion of the AT&T Acquisition. See also notes 3 and 5 to our consolidated financial statements in the 2013 Form 10-K for a further discussion of the AT&T Acquisition.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total approximately $275 million during the fourth quarter of 2014, or an aggregate of approximately $1.1 billion over the next 12 months), paying dividends on our 4.50% Mandatory Convertible Preferred Stock (expected to be approximately $45 million in 2014), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
See notes 9 and 13 to our condensed consolidated financial statements for more information regarding the common stock and preferred stock cash dividends.
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 3, 2014, there was $326 million outstanding and $1.2 billion in undrawn availability under our revolving credit facility. See also note 4 of our condensed consolidated financial statements and "Item 2. MD&A—General Overview" regarding the January 2014 extension of the maturity dates for a portion of our Tranche B Term Loans.
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
Common Stock Activity. As of September 30, 2014 and December 31, 2013, we had 333.9 million and 334.1 million common shares outstanding, respectively. See notes 9 and 13 to our condensed consolidated financial statements for further discussion of the common stock dividends.
4.50% Mandatory Convertible Preferred Stock Activity. As of September 30, 2014 and December 31, 2013, we had approximately 9.8 million shares of preferred stock outstanding. See note 9 to our condensed consolidated financial statements for further discussion of the 4.50% Mandatory Convertible Preferred Stock dividends declared and paid during 2014.

Debt Covenants
The credit agreement governing the 2012 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on CCIC or our subsidiaries and may limit our ability to, among other things, incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2013 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2013 Form 10-K. The critical accounting policies and estimates for the first nine months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the nine months ended September 30, 2014 had a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. See note 2 to our condensed consolidated financial statements.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($11.6 billion outstanding at both September 30, 2014 and December 31, 2013);

•
our $3.8 billion and $3.9 billion of floating rate debt at September 30, 2014 and December 31, 2013, respectively; which represented approximately 33% and 34% of our total debt, as of September 30, 2014 and as of December 31, 2013, respectively; and

•	potential future borrowings of incremental debt.
We may refinance our current outstanding indebtedness on or prior to maturity at the then current prevailing market rates which may be higher than our current stated rates, including as a result of potential future increases in risk free rates. We currently have no interest rate swaps hedging any refinancings.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2014, we had $3.8 billion of floating rate debt, which included $2.8 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor.

Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2014. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 4 to our condensed consolidated financial statements for additional information regarding our debt and our 2013 Form 10-K.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2014	2015	2016	2017		2018		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$14,823	$58,627	$56,756	$554,223	(e)	$33,987		$7,007,963	(c)	$7,726,379	(c)	$3,822,211
Average interest rate(b)(c)	4.6%	4.8%	6.4%	2.8%		5.4%		7.4%	(c)	7.1%	(c)

Variable rate	$11,301	$45,204	$61,767	$61,767		$945,767	(f)	$2,720,941		$3,846,747		$8,099,243
Average interest rate(d)	2.6%	2.8%	3.2%	4.1%		4.5%		5.5%		5.2%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 4 to our condensed consolidated financial statements for a discussion of the 2014 Refinancings, which includes discussion on the April 2014 repayment of our January 2010 Tower Revenue Notes with an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2013 Excess Cash Flow of the issuers of the tower revenue notes was approximately $517 million. If the WCP securitized notes with a current face value of $263.7 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2013 Excess Cash Flow of issuers of the WCP securitized notes was approximately $10 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 4% of our consolidated net revenues and 5% of our operating income for the nine months ended September 30, 2014. See "Item 2. MD&A—Comparison of Operating Segments" for a discussion of the change in the Australian dollar to U.S. dollar exchange rate. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $7 million.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2013 Form 10-K, including additional risk factors discussed in "Item 1A—Risk Factors" in our 2013 Form 10-K. Based on recent developments, we have updated the following risk factors.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure and network services.
For the nine months ended September 30, 2014, approximately 90% of our net revenues were derived from AT&T (after giving effect to AT&T's acquisition of Leap Wireless), Sprint, T-Mobile, and Verizon Wireless, which represented 27%, 26%, 21%, and 16%, respectively, of our net revenues. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital.
Such consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of customer contracts and impact revenues from our wireless infrastructure. We expect that any termination of customer contracts as a result of this potential consolidation would be spread over multiple years. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows.
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to be negatively impacted by approximately $30 million in 2014 and $60 million to $70 million in 2015. These iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.
Additionally, during 2015, we expect site rental revenues to be impacted by non-renewals of $35 million to $45 million as a result of the decommissioning of the Acquired Networks. Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 11% (as disclosed in note 17 to our consolidated financial statements included in our 2013 Form 10-K) and 10% of our net revenues for the year ended December 31, 2013 and for the nine months ended September 30, 2014, respectively. We currently expect potential non-renewals from the decommissioning of the Acquired Networks to be approximately 60% of current run-rate site rental revenues related to the Acquired Networks, with the majority of such non-renewals to occur between 2015 and 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations. See "Item 2. MD&A—General Overview" for further discussion of non-renewals relating to the Acquired Networks.

Future dividend payments to our common stockholders will reduce the availability of our cash on hand available to fund future discretionary investments, and may result in a need to incur indebtedness or issue equity securities to fund growth opportunities.  In such event, the then current economic, credit market or equity market conditions will impact the availability or cost of such financing, which may hinder our ability to grow our per share results of operations.
In October 2014, our board of directors increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount per share of $1.40 to $3.28 per common share. As such, we declared a quarterly cash dividend of $0.82 per common share in October 2014, which represents an increase of $0.47 per common share from the quarterly dividend declared during the third quarter of 2014. We currently expect such increased dividends to result in aggregate annual cash payments of approximately $1.1 billion. Over time, we expect to increase our dividend per common share generally commensurate with our realized growth in organic cash flows. Future dividends are subject to the approval of our board of directors. See notes 9 and 13 to our condensed consolidated financial statements.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. The increased common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 2. MD&A—General Overview—Common Stock Dividend" and "Item 2. MD&A—General Overview—REIT Election."
As discussed in "Item 2. MD&A—General Overview—Updated Strategy", we seek to allocate our capital after the payment of dividends, including the net cash provided by our operating activities as well as external financing sources, in a manner that will increase long-term stockholder value on a risk adjusted basis. Our historical discretionary investments have included the following (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt. External financing, including debt, equity and equity related issuances,to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2014	—	$—	—	—
August 1 - August 31, 2014	1	73.53	—	—
September 1 - September 30, 2014	—	—	—	—
Total	1	$73.53	—	—
We paid $0.1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 7, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2014	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(d)	2.1	Agreement and Plan of Merger, by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014

(b)	3.1	Composite Certificate of Incorporation of Crown Castle International Corp.

(a)	3.2	Composite By-laws of Crown Castle International Corp.

(c)	3.3
Certificate of Designations of the 4.50% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective October 28, 2013

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

(a)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (File No. 333-180526) on April 3, 2012.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarterly period ended September 30, 2013.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on October 28, 2013.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on September 23, 2014.