Form 10-K
period 2014-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2015-02-19
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $24.6 billion as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $74.26 per share.
Applicable Only to Corporate Registrants
As of February 13, 2015 there were 333,866,975 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2015 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding the inclusion of portions of our small cells within our REIT, (10) our dividend policy, including the timing, amount or growth of any dividends, and (11) the potential sale of CCAL.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-K refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "CCUSA" and "in the U.S." refer to our CCUSA segment while the terms "CCAL" and "in Australia" refer to our CCAL segment.
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms ("third party land interests") (collectively, "wireless infrastructure"). Our core business is providing access, including space or capacity, to our wireless infrastructure via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). Our wireless infrastructure can accommodate multiple tenants for antennas or other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, which we expect to result in significant incremental cash flows due to our relatively fixed operating costs.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. See "Item 7. MD&A—General Overview—REIT Election."
Certain information concerning our business as of December 31, 2014 is as follows:

•	We owned, leased or managed approximately 40,000 towers in the United States, including Puerto Rico ("U.S."), and approximately 1,800 towers in Australia.

•
Approximately 56% and 71% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs in the U.S.

•
We owned, including fee interests and perpetual easements, land and other property interests (collectively, "land") on which approximately one-third of our site rental gross margin is derived, and we leased, subleased, managed or licensed (collectively, "leased") the land interests on which approximately two-thirds of our site rental gross margin is derived. The leases for the land interests under our towers had an average remaining life of approximately 30 years, weighted based on site rental gross margin.

Certain information concerning our customers and site rental leases as of and for the year ended December 31, 2014 is as follows:

•
Our customers include many of the world's major wireless communication services companies. In the U.S., our four largest customers (AT&T, Sprint, T-Mobile, and Verizon Wireless) accounted for an aggregate of 88% of our 2014 consolidated site rental revenues.

•	Site rental revenues represented 81% of our 2014 consolidated net revenues and site rental gross margin represented 88% of our 2014 consolidated gross margin.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year, excluding the impact of current year acquisitions.

•
Our site rental revenues typically result from long-term leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately seven years and represent $22 billion of expected future cash inflows.
As part of our effort to provide comprehensive wireless infrastructure solutions, we offer certain network services relating to our wireless infrastructure, predominately consisting of (1) installation of tenant equipment or subsequent augmentation (collectively, "installation services") and (2) the following additional site development services: site acquisition, architectural and engineering, or zoning and permitting.

Strategy
Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by adding tenants on our wireless infrastructure through long-term leases as our customers deploy and improve their wireless networks. We seek to maximize new tenant additions or modifications of existing tenant installations (collectively, "new tenant additions") through our focus on customer service and deployment speed. Due to the relatively fixed nature of the costs to operate our wireless infrastructure (which tend to increase at approximately the rate of inflation), we expect increases in our site rental cash flows from new tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows. We believe there is considerable additional future demand for our existing wireless infrastructure based on their location and the anticipated growth in the wireless communication services industry. Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure, which we expect to have high incremental returns.

•
Return cash provided by operating activities to stockholders in the form of dividends. We believe that distributing a meaningful portion of our cash provided by operating activities appropriately provides stockholders with increased certainty for a portion of expected long-term stockholder value while still retaining sufficient flexibility to invest in our business and deliver growth. We believe this decision reflects the translation of the high-quality, long-term contractual cash flows of our business into stable capital returns to stockholders.

•
Invest capital efficiently to grow long-term dividends per share. We seek to invest our capital available, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	purchase shares of our common stock from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchase, repay or redeem our debt.
Our strategy to create long-term stockholder value is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the wireless communication services industry, which is predominately driven by the demand for wireless data services by consumers. We believe that such demand for our wireless infrastructure will continue, will result in growth of our cash flows due to new tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure.
2014 Industry Highlights and Company Developments
See "Item 1. Business—Overview," "Item 7. MD&A" and our consolidated financial statements for a discussion of developments and activities that occurred in 2014, including (1) the commencement of, and subsequent increase in, our quarterly cash common stock dividend, (2) our debt refinancing activities during 2014 ("2014 Refinancings") and (3) the commencement of our operating as a REIT.
As discussed above and in "Item 7. MD&A," we commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. Our small cells are currently included in one or more wholly-owned taxable REIT subsidiaries ("TRSs"). In August 2014, we received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of our small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. We are evaluating the impact of this private letter ruling and, subject to board approval, we expect to take appropriate action to include at least some part of our small cells as part of the REIT during 2015. Once we have completed our evaluation and necessary actions to include small cells in the REIT, we expect to de-recognize our net deferred tax liabilities related to such part of our small cells.
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
As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is currently distributed to our stockholders (see "Item 1A. Risk Factors—Risk Relating to Our REIT Election" and notes 2 and 10 to our consolidated financial statements). The increase to our common stock dividend announced in October 2014 will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization.
During 2014, consumer demand for wireless services continued to grow. This growth in wireless services is driven by the increased usage of wireless data applications, including (1) mobile entertainment (such as mobile video, mobile applications, and social networking), (2) mobile internet usage (such as email and web browsing) and (3) machine-to-machine applications. As a result, consumer wireless devices are trending toward bandwidth-intensive devices such as smartphones, laptops, tablets and other emerging devices.
The major U.S. wireless carriers are in various stages of deploying 4G long-term evolution ("LTE") networks, which has translated into additional demand for our wireless infrastructure. We expect that consumers' growing wireless consumption will likely result in wireless carriers continuing to invest in network capital expenditures that focus on improving network quality and capacity by adding additional antennas or other equipment for the transmission of their services to wireless infrastructure in an effort to improve customer retention or satisfaction. Additionally, spectrum licensed by the Federal Communications Commission ("FCC") has enabled continued wireless carrier network development. We expect this development and the potential availability of additional spectrum through several planned government auctions to enable continued future carrier network development and potential demand for our wireless infrastructure.
The Company
Virtually all of our operations are located in the U.S. and Australia. We conduct substantially all of our operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate our wireless infrastructure portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 15 to our consolidated financial statements and "Item 7. MD&A."
CCUSA
Site Rental. The core business of CCUSA is providing access, including space or capacity, to our wireless infrastructure in the U.S. We predominately provide access to wireless carriers under long-term leases for their antennas which transmit a variety of signals related to wireless voice and data. We believe our wireless infrastructure is integral to our customers' networks and their ability to serve their customers.
We acquired ownership interests or exclusive rights to the majority of our towers in CCUSA from the four largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition") , which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless during 1999 and 2000, and (5) companies now part of AT&T during 1999 and 2000. Our small cell assets include those acquired from NextG Networks, Inc. in 2012 ("NextG Acquisition").
We generally receive monthly rental payments from tenants, payable under long-term leases. We have existing master lease agreements with most U.S. wireless carriers, including Verizon Wireless, AT&T, Sprint, and T-Mobile; such agreements provide certain terms (including economic terms) that govern leases on our towers entered into by such carriers during the term of their master lease agreements. We generally negotiate initial contract terms of five to 15 years, with multiple renewal periods at the option of the tenant of five to ten years each, and our leases typically include fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often contain fixed escalation rates.
Our tenant leases have historically had a high renewal rate. With limited exceptions, our tenant leases may not be terminated prior to the end of their current term, and non-renewals have averaged approximately 2% of site rental revenues over the last five years. See "Item 1A. Risk Factors" regarding future anticipated non-renewals as a result of the Sprint iDEN decommissioning and the decommissioning, at least in part, of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"). In general, each tenant lease which is renewable will automatically renew at the end of its term unless the tenant provides prior notice of its intent not to renew. See note 14 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to tenant agreements without consideration of tenant renewal options.
The average monthly rental payment of a new tenant added to wireless infrastructure can vary based on (1) aggregate tenant volume, (2) the different regions in the U.S., or (3) the physical size, weight and shape of the antenna installation and related equipment. With respect to our small cells, the amount of the monthly payments can also be influenced by similar factors, as well as the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strands, (3) equipment at the site, or (4) any upfront payments received. We also routinely receive rental payment increases in connection with lease amendments, pursuant to which our tenants add additional antennas or other equipment to wireless infrastructure on which they already have equipment pursuant to preexisting leases.
In excess of two-thirds of our direct site operating expenses consist of lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation or related benefit costs, or utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash lease expenses from our purchases of land interests. As a result of the relatively fixed nature of these expenditures, the addition of new tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, and are typically less than 2% of net revenues. See note 14 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. As part of CCUSA's effort to provide comprehensive solutions, it offers certain network services relating to its wireless infrastructure, predominately consisting of (1) installation services and (2) the following additional site development services: site acquisition, architectural and engineering, or zoning and permitting. For 2014, 55% of CCUSA's network services and other revenues related to installation services, and the remainder predominately related to additional site development services. We have grown our network service revenues over the last several years as a result of increased volumes resulting from carrier network upgrades, promoting site development services, expanding the scope of our services, and our focus on customer service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our customers. We do not always provide the installation or site development services for our customers on our wireless infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Typically, our antenna installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless services that operate national or regional networks. In the U.S., our four largest customers (AT&T, Sprint, T-Mobile and Verizon Wireless) accounted for an aggregate of 88% of our 2014 consolidated site rental revenues. See "Item 1A. Risk Factors" and note 15 to our consolidated financial statements.
Sales and Marketing. Our sales organization markets our wireless infrastructure within the wireless communication services industry with the objective of providing access to existing wireless infrastructure or to new wireless infrastructure prior to construction . We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) customer relationships, (2) process-centric approach, and (3) technological tools.
A team of national account directors maintains our relationships with our largest customers. These directors work to develop wireless infrastructure leasing, as well as to ensure that customers' wireless infrastructure needs are efficiently translated into new leases on our wireless infrastructure. Sales personnel in our area offices develop and maintain local relationships with our customers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing or prospective customers.
Competition. We face competition for site rental tenants from various sources, including:

•	other independent wireless infrastructure owners or operators, including towers, rooftops, water towers, broadcast towers, utility poles, fiber providers, DAS or other small cells;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; or

•	new alternative deployment methods in the wireless communication industry.
Some of the larger independent tower companies with which we compete in the U.S. include American Tower Corporation and SBA Communications Corporation. We believe that tower location, deployment speed, quality of service, capacity and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure. See "Item 1A. Risk Factors."
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
CCAL
Our primary business in Australia is providing access to space on towers to our customers. We own 77.6% of CCAL. CCAL is the largest independent tower operator in Australia. As of December 31, 2014, 55% of CCAL's towers were located in seven major metropolitan areas. The majority of CCAL's towers were acquired from Optus (in 2000) and Vodafone (in 2001). For 2014, CCAL comprised approximately 4% of our consolidated net revenues. CCAL's principal customers are Telstra, Optus, and Vodafone Hutchison Australia, which collectively accounted for approximately 85% of CCAL's 2014 revenues. In addition, we believe that the continued development of the National Broadband Network, a national high-speed open-access data network, may result in additional future demand for new tenant additions on CCAL's existing towers or the construction of new towers.
In Australia, CCAL competes with wireless carriers that own and operate their own tower networks and other site owners, including Broadcast Australia, an independent operator of broadcast towers. We believe that tower location, capacity, quality of service, deployment speed, or price within a geographic market are the most significant competitive factors affecting the leasing of wireless infrastructure in Australia.

In February 2015, we announced plans to explore the potential sale of CCAL.  There can be no assurances that the exploration of a potential sale will result in a transaction.
Employees
At January 31, 2015, we employed approximately 2,400 people worldwide, including approximately 2,200 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
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
United States
We are required to comply with a variety of federal, state, and local regulations and laws in the U.S., including FCC and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below.
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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of the towers. Over the last several years, there have been several developments related to FCC regulations and legislation that assist in expediting and streamlining the deployment of wireless networks, including establishing timeframes for reviews by local and state governments. Notwithstanding such legislative and FCC actions, decisions of local zoning authorities may also adversely affect the timing or cost of wireless infrastructure construction or modification.
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
Our operations are subject to federal, state, and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of, or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our customer contracts prohibit our customers from using or storing any hazardous substances on our tower sites in violation of applicable environmental laws and require our customers to provide notice of certain environmental conditions caused by them.
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
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. Our FCC license relating to our 1670-1675 MHz U.S. nationwide spectrum license ("Spectrum") has been granted conditional renewal subject to certain construction requirements being met by October 1, 2015. We have leased the Spectrum to a third party through 2023, subject to the lessee's option to purchase the Spectrum.

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
Risks Relating to Our Business
Our business depends on the demand for wireless communication services and wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions or network services).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless communication services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability or capacity of our wireless infrastructure or associated land interests;

•	location of our wireless infrastructure;

•	financial condition of our customers, including their availability or cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;

•	cost of constructing wireless infrastructure;

•
technological changes, including those (1) affecting the number or type of wireless infrastructure needed to provide wireless communication services to a given geographic area or which may otherwise serve as substitute or alternative to our wireless infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; or

•	our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless communication services or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure or network services.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cells, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication services industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless communication services industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure or network services. In addition, a slowdown may increase competition for site rental customers or network services. A wireless communication services industry slowdown or a reduction in carrier network investment may materially and adversely affect our business. For a further discussion of our risks relating to network services, see "—Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results" below.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure and network services.
For 2014, approximately 88% of our consolidated site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless, which represented 29%, 22%, 22%, and 15%, respectively, of our consolidated site rental revenues for such period. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets,intangible assets, or (4) other adverse effects to our business. We cannot guarantee that leases with our major customers will not be terminated or that these customers will renew their leases with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues and anticipated future growth from new entrants offering or contemplating offering wireless services; such customers may be smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital. See also "Item 1. Business—The Company" and note 15 to our consolidated financial statements.
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of tenant leases and impact revenues from our wireless infrastructure. We expect that any termination of tenant leases as a result of this potential consolidation would be spread over multiple years. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows. See "Item 7. MD&A—General Overview" for further discussion of our customers' network enhancement deployments.
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to be impacted by $60 million to $70 million in 2015. These iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of tenant leases as referenced herein.
Additionally, during 2015, we expect site rental revenues to be impacted by non-renewals of $35 million to $45 million as a result of the decommissioning of the Acquired Networks. Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 10% of our net revenues for the year ended December 31, 2014. We currently expect potential non-renewals from the decommissioning of the Acquired Networks to be approximately 60% of current run-rate site rental revenues related to the Acquired Networks, with the majority of such non-renewals to occur predominately from 2015 through 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.

Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments and Convertible Preferred Stock limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
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

•
we could fail to remain qualified for taxation as a REIT as a result of limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments or the terms of our 4.50% Mandatory Convertible Preferred Stock, Series A ("Convertible Preferred Stock").

Currently we have debt instruments in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior secured credit facility agreement ("2012 Credit Facility") contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on the retained amounts. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
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
If we fail to pay scheduled dividends on the Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.
We have a substantial amount of indebtedness (approximately $11.9 billion as of December 31, 2014), which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing, including with respect to any refinancing of the obligations described above or on our ability to draw the full amount of our $2.2 billion revolving credit facility ("2012 Revolver"), that, as of February 13, 2015, has $1.5 billion of undrawn availability.
If we are unable to repay or refinance our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, fund our planned capital expenditures or pay future dividends. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations. Failure to repay or refinance indebtedness when required could result in a default under such indebtedness. If we incur additional indebtedness, any such indebtedness could exacerbate the risks described above.
Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. As of February 13, 2015, we had 333.9 million shares of common stock outstanding. In addition, we reserved 12.5 million and 13.5 million of shares of common stock, respectively, for issuance in connection with awards granted under our various stock compensation plans and our Convertible Preferred Stock. The dividends on our Convertible Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.
In addition, a small number of common stockholders own a significant percentage of our outstanding common stock. If any one of these common stockholders, or any group of our common stockholders, sells a large quantity of shares of our common stock, or the public market perceives that existing common stockholders might sell a large quantity of shares of our common stock, the market price of our common stock may significantly decline.
As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our new or renewing customer contracts.
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. We face competition for site rental tenants from various sources, including:

•	other independent wireless infrastructure owners or operators, including towers, rooftops, water towers, broadcast towers, utility poles, fiber providers, DAS or other small cells;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; or

•	new alternative deployment methods in the wireless communication industry.
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
The business model for our small cell operations contains certain differences from our traditional tower operations, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), and applicable laws. While our small cell operations have certain risks that are similar to our tower operations, they also have certain operational risks that are different from our traditional site rental business, including the (1) use of competitive local exchange carrier, which we refer to as CLEC, status, (2) use of public rights-of-way, (3) use of poles owned solely by, or jointly with, third parties, or (4) risks relating to overbuilding. In addition, the rate at which wireless carriers adopt or prioritize small cells may be lower or slower than we anticipate. Our small cell operations will also expose us to different safety or liability risks or hazards than our traditional site rental business as a result of numerous factors, including the location or nature of the assets involved. Because small cells are comparatively new technologies and are continuing to evolve, there may be other risks related to small cells of which we are not yet aware.

New technologies may significantly reduce demand for our wireless infrastructure or negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our property interests relating to the land interests on which our towers reside consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 12% of our site rental gross margins for the year ended December 31, 2014 were derived from towers where the leases for the land interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
As of December 31, 2014, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with Sprint, T-Mobile, and AT&T. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2014 is as follows:

•
Approximately 16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with Sprint. We have the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

•
Approximately 15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, there are another approximately 1% of our towers subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

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
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business is generally driven by demand for our wireless infrastructure and may be adversely impacted by various factors, including:

•	competition;

•	the timing and amount of customer capital expenditures;

•	the rate and volume of customer deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; or

•	changes in the size, scope, or volume of work performed.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions, increased product offerings, or other strategic growth opportunities. In the ordinary course of our business, we review, analyze, and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	direct the time or attention of management away from other business operations;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business; or

•	result in current or prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers or other employees.
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
Public perception of possible health risks associated with cellular or other wireless communication services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communication services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs, or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
Certain provisions of our restated certificate of incorporation ("Charter"), amended and restated by-laws ("by-laws") and operative agreements, and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors, which is currently being phased out but will not be fully declassified until 2016;

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock; and

•	advance notice requirements for director nominations or actions to be taken at annual meetings.
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
We may be adversely affected by exposure to changes in foreign currency exchange rates relating to our operations in Australia.
Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2014, approximately 4% of our consolidated net revenues were denominated in Australian dollars. See "Item. 7. MD&A—Results of Operations—Comparison of Operating Segments" for a discussion of the effects of a change in the Australian dollar to U.S. dollar exchange rate. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.
Risks Relating to Our REIT Election
Future dividend payments to our stockholders will reduce the availability of our cash on hand available to fund future discretionary investments, and may result in a need to incur indebtedness or issue equity securities to fund growth opportunities.  In such event, the then current economic, credit market or equity market conditions will impact the availability or cost of such financing, which may hinder our ability to grow our per share results of operations.
During the first quarter of 2014, we commenced paying a quarterly cash dividend on our common stock. In October 2014, we increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount of $1.40 to $3.28 per share. As such, we declared quarterly cash dividends of $0.82 per share in each of October 2014 and February 2015. We currently expect such increased dividends to result in aggregate annual cash payments of approximately $1.1 billion during 2015, subject to the future approval of our board of directors. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 11 and 18 to our consolidated financial statements.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. The increased common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 7. MD&A—General Overview—Common Stock Dividend" and "Item 7. MD&A—General Overview—REIT Election."
As discussed in "Item 1. MD&A—Business—Strategy," we seek to invest our capital, including the net cash provided by our operating activities as well as external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.
See also "—If we fail to pay scheduled dividends on the Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT" below.
Remaining qualified to be taxed as a REIT involves highly technical and complex provisions of the US Internal Revenue Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends to stockholders when computing our taxable income, which would reduce our available cash.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our common stockholders.
While we intend to operate so that we remain qualified as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code of 1986, as amended ("Code"), then:

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

Although we may have federal NOLs available to reduce any taxable income, to the extent our federal NOLs have been utilized or are otherwise unavailable, any such corporate tax liability could be substantial, would reduce the amount of cash available for other purposes and might necessitate the borrowing of additional funds or the liquidation of some investments to pay any additional tax liability. Accordingly, funds available for investment would be reduced.
Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs or other non-qualifying assets. This limitation may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs or certain other non-qualifying assets to exceed 25% of the fair market value of our assets at the end of any quarter, then we may fail to remain qualified as a REIT.
Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. We commenced declaring regular quarterly cash dividends to our common stockholders beginning with the first quarter of 2014. See notes 11 and 18 to our consolidated financial statements. Any such dividends, however, are subject to the determination and approval of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $2.2 billion, of which approximately $1.9 billion are available to offset REIT taxable income, or other factors deemed relevant by our board of directors.
To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income (after the application of available NOLs, if any), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

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
If we fail to pay scheduled dividends on the Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
The terms of the Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 11 to our consolidated financial statements.
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
REIT related ownership limitations and transfer restrictions may prevent or restrict certain transfers of our capital stock.
In order for us to continue to satisfy the requirements for REIT qualification, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer “individuals” (as defined in the Code to include certain entities such as private foundations) during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). In order to facilitate compliance with the REIT rules, our Charter includes provisions that implement REIT-related ownership limitations and transfer restrictions that generally prohibit any person (as defined in our Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Code, more than 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock, including our common stock and any shares of our Convertible Preferred Stock. In addition, our Charter provides for certain other ownership limitations and transfer restrictions. Under applicable constructive ownership rules, any shares of capital stock owned by certain affiliated owners generally would be added together for purposes of the ownership limitations. These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for our capital stock or otherwise might be in the best interest of our stockholders.

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
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 24, 2014 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices in the U.S. where we have high wireless infrastructure concentrations and an office in Sydney, Australia.
Wireless Infrastructure
Towers are vertical metal structures generally ranging in height from 50 to 300 feet. In addition, wireless communication services equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land with an average size of approximately 15,000 square feet. These tracts of land support the towers, equipment shelters, and where applicable, guy-wires to stabilize the structure. Our small cells are typically located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure, including utility poles or street lights, or are located at venues or universities. To date, our small cells are DAS, which is a network of antennas for the benefit of wireless carriers and is connected by fiber to communication hubs designed to facilitate wireless communication services.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including with respect to our land interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2014.
Approximately 79% of our debt is secured. Nearly all of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See note 7 to our consolidated financial statements.
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with Sprint, T-Mobile, and AT&T. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion. Substantially all of our wireless infrastructure can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure. Additionally, if so inclined as a result of a customer request for a new tenant addition or amendment of an existing installation, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions. As of December 31, 2014, the average number of tenants (defined as a unique license or any related amendments thereto for count purposes) per tower is approximately 2.3 on our towers. The following is a summary of the number of existing tenants per tower as of December 31, 2014 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	4%
Five	5%
Four	9%
Three	16%
Two	25%
Less than two	41%
Total	100%

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

	High (a)	Low (a)
2014:
First Quarter	$76.54	$68.44
Second Quarter	77.95	71.29
Third Quarter	81.00	72.53
Fourth Quarter	84.97	74.45
2013:
First Quarter	$75.50	$66.13
Second Quarter	81.16	66.95
Third Quarter	78.00	66.73
Fourth Quarter	77.22	69.87

(a)	Prices per share reflect the high and low sale prices per share, unadjusted for common stock dividends declared and paid. See notes 11 and 18 to our consolidated financial statements.
As of February 13, 2015, there were approximately 860 holders of record of our common stock.
Dividend Policy
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. See also "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—General Overview—REIT Election," and notes 10 and 11 to our consolidated financial statements.
During the first quarter of 2014, we commenced paying a quarterly cash dividend on our common stock. In October 2014, we increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount of $1.40 to $3.28 per share. As such, we declared quarterly cash dividends of $0.82 per share in each of October 2014 and February 2015, which represented an increase of $0.47 per share from the $0.35 per share quarterly dividend declared during each of the first three quarters of 2014. The increased common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. We currently expect such increased dividends to result in aggregate annual cash payments of approximately $1.1 billion during 2015, subject to the future approval of our board of directors. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows.
The declaration amount and payment of any future dividends, however, are subject to the determination and approval of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2009 and ending December 31, 2014. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2009	2010	2011	2012	2013	2014
Crown Castle International Corp.	100.00	112.27	114.75	184.84	188.09	206.62
S&P 500 Market Index	100.00	115.06	117.49	136.30	180.44	205.14
DJ US Telecommunications Equipment Index	100.00	103.30	95.14	104.42	126.80	146.09
FTSE NAREIT All Equity REITs Index	100.00	127.94	138.55	165.98	170.72	218.57
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2014, and as of December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements.

	Years Ended December 31,
	2014	(a)	2013	(a)	2012	(a)	2011	2010
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$3,006,774		$2,503,620		$2,124,190		$1,853,550	$1,700,761
Network services and other	683,110		518,764		308,490		179,179	177,897
Net revenues	3,689,884		3,022,384		2,432,680		2,032,729	1,878,658
Operating expenses:
Costs of operations(b):
Site rental	944,666		725,109		539,239		481,398	467,136
Network services and other	405,800		321,687		189,750		106,987	114,241
Total costs of operations	1,350,466		1,046,796		728,989		588,385	581,377
General and administrative	282,696		238,702		212,572		173,493	165,356
Asset write-down charges	15,040		14,863		15,548		22,285	13,687
Acquisition and integration costs	35,042		26,005		18,298		3,310	2,102
Depreciation, amortization and accretion	1,013,064		774,215		622,592		552,951	540,771
Operating income (loss)	993,576		921,803		834,681		692,305	575,365
Interest expense and amortization of deferred financing costs	(573,291)		(589,630)		(601,044)		(507,587)	(490,269)
Gains (losses) on retirement of long-term obligations	(44,629)		(37,127)		(131,974)		—	(138,367)
Net gain (loss) on interest rate swaps(c)	—		—		—		—	(286,435)
Interest income	616		1,355		4,556		666	2,204
Other income (expense)	11,862		(3,872)		(5,392)		(5,577)	(603)
Income (loss) before income taxes	388,134		292,529		100,827		179,807	(338,105)
Benefit (provision) for income taxes(d)	10,640		(198,628)		100,061		(8,347)	26,846
Net income (loss)	398,774		93,901		200,888		171,460	(311,259)
Less: Net income (loss) attributable to the noncontrolling interest	8,261		3,790		12,304		383	(319)
Net income (loss) attributable to CCIC stockholders	390,513		90,111		188,584		171,077	(310,940)
Dividends on preferred stock and losses on purchases of preferred stock	(43,988)		(11,363)		(2,629)		(22,940)	(20,806)
Net income (loss) attributable to CCIC common stockholders	$346,525		$78,748		$185,955		$148,137	$(331,746)
Net income (loss) attributable to CCIC common stockholders, per common share - basic and diluted	$1.04		$0.26		$0.64		$0.52	$(1.16)
Weighted-average common shares outstanding (in thousands):
Basic (e)(g)	332,302		298,083		289,285		283,821	286,764
Diluted (e)(g)	333,265		299,293		291,270		285,947	286,764

Dividends/distributions declared per share	$1.87		$—		$—		$—	$—

	Years Ended December 31,
	2014	(a)	2013	(a)	2012	(a)	2011	2010
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$1,666,130		$1,237,656		$772,557		$643,454	$603,430
Net cash provided by (used for) investing activities	(1,242,905)		(5,520,969)		(4,199,596)		(399,865)	(390,949)
Net cash provided by (used for) financing activities	(462,987)		4,063,133		3,786,803		(275,712)	(866,624)
Ratio of earnings to fixed charges(f)	1.5		1.4		1.1		1.3	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$175,620		$223,394		$441,364		$80,120	$112,531
Property and equipment, net	9,148,311		8,947,677		6,917,531		4,861,227	4,893,651
Total assets	21,143,276		20,594,908		16,088,709		10,545,096	10,469,529
Total debt and other long-term obligations	11,920,861		11,594,500		11,611,242		6,885,699	6,778,894
Total CCIC stockholders' equity(g)	6,716,225		6,926,717		2,938,746		2,386,245	2,445,373

(a)	Inclusive of the impact of acquisitions. See note 3 to our consolidated financial statements.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)
The 2010 amount is predominately losses on various interest rate swaps that no longer qualified for hedge accounting and included swaps that were no longer economic hedges. As of December 31, 2014, we had no interest rate swaps outstanding.

(d)	See note 10 to our consolidated financial statements regarding our income taxes, including our REIT election and the related de-recognition of a portion of our net deferred tax assets in 2013.

(e)
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of unvested restricted stock awards ("RSAs") and unvested restricted stock units ("RSUs"), as determined under the treasury stock method and (2) upon conversion of our Convertible Preferred Stock, as determined under the if-converted method. See note 2 to our consolidated financial statements.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges less interest capitalized. Fixed charges consist of interest expense, amortized premiums, discounts and capitalized expenses related to indebtedness, interest capitalized and the interest component of operating lease expense. For 2010 earnings were insufficient to cover fixed charges by $338.1 million.

(g)
In October 2013, we issued 41.4 million shares of common stock, which generated net proceeds of $3.0 billion, and approximately 9.8 million shares of Convertible Preferred Stock, which generated net proceeds of $950.9 million, to partially fund the AT&T Acquisition (collectively, "October 2013 Equity Financings"). See notes 3 and 11 to our consolidated financial statements regarding the AT&T Acquisition and October 2013 Equity Financings.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared wireless infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, certain key terms of our lease agreements, and growth trends in the wireless communication services industry. Site rental revenues represented 81% of our 2014 consolidated net revenues. CCUSA, our largest operating segment, accounted for 95% of our 2014 site rental revenues.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the year ended December 31, 2014:

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes (see "Item 7. MD&A—General Overview—REIT Election").

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) next generation technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦	Our site rental revenues grew $503 million, or 20%, from the full year 2013 to 2014. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 15% increase due to the AT&T Acquisition (based on initial run-rates), which was completed in December 2013.

▪	An approximate 6% increase from new tenant additions and amendments to existing tenant leases.

▪	An approximate 4% increase from cash escalations, partially offset by a decrease of approximately 3% in site rental revenues caused by the non-renewal of tenant leases.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the tenant's option, currently representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Approximately 88% of our consolidated site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 1A. Risk Factors" and note 15 to our consolidated financial statements.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% and nearly 75% of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-third of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	64% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

◦
During January 2014, we amended our 2012 Credit Facility by extending the maturity date on a portion of the Tranche B Term Loans, including the Incremental Tranche B Term Loans, to January 2021. As of December 31, 2014, our Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $565.6 million aggregate principal amount due January 2019.

◦	During April 2014, we issued $850.0 million of 4.875% Senior Notes, due in April 2022.

◦
We utilized a portion of the net proceeds from the 4.875% Senior Notes offering to (1) repay $300.0 million aggregate principal amount of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes.

◦	During January and February 2015, we increased the aggregate revolving commitment under the 2012 Revolver by $730 million to approximately $2.2 billion.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.7 billion.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business")

◦
During 2014, we paid common stock cash dividends totaling approximately $624.3 million. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2014.

•	Investing capital efficiently to grow long-term dividends per share (see also "Item 1. Business")

◦
Discretionary capital expenditures of $696.1 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure, and land purchases.

Common Stock Dividend
In the first quarter of 2014, we commenced paying a quarterly cash dividend on our common stock. In October 2014, we increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount of $1.40 to $3.28 per share. As such, we declared quarterly cash dividends of $0.82 per share in each of October 2014 and February 2015, which represented an increase of $0.47 per share from the $0.35 per share quarterly dividends declared during each of the first three quarters of 2014. We currently expect such increased dividends to result in aggregate annual cash payments of approximately $1.1 billion during 2015, subject to the future approval of our board of directors. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 11 and 18 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2015 outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenue growth will be benefited by similar levels of tenant additions as in 2014, as large U.S. wireless carriers continue to upgrade their networks, partially offset by an increase in non-renewals of tenant leases. We expect non-renewals of tenant leases to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network during 2014 and 2015 and (2) the decommissioning of the Acquired Networks, at least in part, which we expect to occur predominately from 2015 through 2018. See "Item 1A. Risk Factors" for a further discussion of non-renewals.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2015.

REIT Election
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our stockholders. We also may be subject to certain federal, state, local, and foreign taxes on our income or assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes and (7) transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.
Our small cells are currently included in one or more wholly owned TRSs. In August 2014, we received a favorable private letter ruling from the IRS, which provides that the real property portion of our small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. We are evaluating the impact of this private letter ruling, and subject to board approval, we expect to take appropriate action to include at least some part of our small cells as part of the REIT during 2015. Once we have completed our evaluation and necessary actions to include small cells in the REIT, we expect to de-recognize our net deferred tax liabilities related to such part of our small cells.
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
To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders (see notes 2 and 10 to our consolidated financial statements).
In connection with completing the steps necessary to qualify to operate as a REIT, in December 2013, we de-recognized the net deferred tax assets and liabilities related to the entities included in the REIT resulting in a corresponding net non-cash income tax charge of $67.4 million. The de-recognition of the deferred tax assets and liabilities was recorded upon completion of all necessary actions to qualify as a REIT and receipt of final approval from our board of directors.
In October 2014, we increased our quarterly common stock cash dividend, beginning in the fourth quarter of 2014, from an annual amount of $1.40 to $3.28 per share. The increased common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See note 10 to our consolidated financial statements and "Item 1A. Risk Factors" for additional information concerning our REIT election.

Results of Operations
The following discussion of our results of operations should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") which require us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements).
Comparison of Consolidated Results
The following is a comparison of our 2014, 2013 and 2012 consolidated results of operations:

	Years Ended December 31,			Percent Change(b)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands of dollars)
Net revenues:
Site rental	$3,006,774	$2,503,620	$2,124,190	20%	18%
Network services and other	683,110	518,764	308,490	32%	68%
Net revenues	3,689,884	3,022,384	2,432,680	22%	24%
Operating expenses:
Costs of operations(a):
Site rental	944,666	725,109	539,239	30%	34%
Network services and other	405,800	321,687	189,750	26%	70%
Total costs of operations	1,350,466	1,046,796	728,989	29%	44%
General and administrative	282,696	238,702	212,572	18%	12%
Asset write-down charges	15,040	14,863	15,548	*	*
Acquisition and integration costs	35,042	26,005	18,298	*	*
Depreciation, amortization and accretion	1,013,064	774,215	622,592	31%	24%
Total operating expenses	2,696,308	2,100,581	1,597,999	28%	31%
Operating income (loss)	993,576	921,803	834,681	8%	10%
Interest expense and amortization of deferred financing costs	(573,291)	(589,630)	(601,044)	(3)%	(2)%
Gains (losses) on retirement of long-term obligations	(44,629)	(37,127)	(131,974)	*	*
Interest income	616	1,355	4,556	*	*
Other income (expense)	11,862	(3,872)	(5,392)	*	*
Income (loss) before income taxes	388,134	292,529	100,827	*	*
Benefit (provision) for income taxes	10,640	(198,628)	100,061	*	*
Net income (loss)	398,774	93,901	200,888	*	*
Less: Net income (loss) attributable to the noncontrolling interest	8,261	3,790	12,304	*	*
Net income (loss) attributable to CCIC stockholders	$390,513	$90,111	$188,584	*	*
Dividends on preferred stock	$(43,988)	$(11,363)	$(2,629)	*	*
Net income (loss) attributable to CCIC common stockholders	$346,525	$78,748	$185,955

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(b)	Inclusive of the impact of foreign exchange fluctuations. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments—CCAL."
2014 and 2013. Our consolidated results of operations for 2014 and 2013, respectively, predominately consist of our CCUSA segment, which accounted for (1) 96% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 93% and 85% of consolidated net income (loss) attributable to CCIC stockholders. Our operating segment results for 2014 and 2013, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").

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
Comparison of Operating Segments
Our reportable operating segments for 2014 are (1) CCUSA, consisting of our U.S. operations and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner. See "Item 1. Business—The Company" for a discussion of our intentions to explore a potential sale of CCAL.
See note 15 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector or other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with U.S. GAAP.
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense (see note 12 to our consolidated financial statements). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth in note 15 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—2014 and 2013. See note 3 in our consolidated financial statements for further discussion of the impact of the 2012 Acquisitions and the AT&T Acquisition.
Net revenues for 2014 increased by $673.0 million, or 23%, from 2013. This increase in net revenues resulted from an increase in (1) site rental revenues of $495.2 million, or 21%, and (2) network services and other revenues of $177.8 million, or 36%, in each case as compared to 2013. The AT&T Acquisition increased our site rental revenues for 2014 compared to 2013, as discussed in "Item 7. MD&A—Overview." This increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, construction of new wireless infrastructure, other acquisitions, and non-renewals of tenant leases. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2014 increased by $276.0 million, or 16%, from 2013. The increase in the site rental gross margins was related to the previously mentioned 21% increase in site rental revenues, primarily as a result of the AT&T Acquisition (which had lower initial margins due to lower average tenancy that the average tenancy for our other wireless infrastructure) and the growth in our site rental activities.
Network services and other revenues for 2014 increased $177.8 million, or 36%, from 2013, and is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) changes in volume and mix, and (3) the expansion in size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and AT&T Acquisition. Our network services offering is of a variable nature as these revenues are not under long-term contracts. Network services and other gross margin for 2014 increased by $81.5 million, or 43%, from 2013, primarily as a result of the previously mentioned factors that increased network services and other revenues.
General and administrative expenses for 2014 increased by $43.8 million, or 21%, from 2013 and represented 7% of net revenues in both 2014 and 2013. General and administrative expenses are inclusive of stock-based compensation charges. See also note 12 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in size of our wireless infrastructure portfolio primarily due to acquisitions and (2) the growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.

Adjusted EBITDA for 2014 increased by $335.5 million or 20%, from 2013. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization, and accretion for 2014 increased by $244.4 million, or 33%, from 2013. This increase predominately resulted from the fixed asset and intangible asset additions recorded related to the AT&T Acquisition.
Interest expense and amortization of deferred financing costs decreased by $16.3 million, or 3%, from 2013 to 2014, as a result of our refinancing activities, partially offset by additional borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. During 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. In 2013 and 2014, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for our acquisitions, (3) the refinancing of certain of our debt, and (4) the extension of certain of our debt maturities. As a result of repaying and redeeming certain of our debt, we incurred net losses of $44.6 million and $37.1 million for 2014 and 2013, respectively. For a further discussion of the debt refinancings, see note 7 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2014 and 2013 were $34.1 million and $25.6 million, respectively, and related to our 2012 and 2013 acquisitions. See note 3 to our consolidated financial statements.
The benefit (provision) for income taxes for 2014 was a benefit of $11.2 million compared to a provision of $191.0 million for 2013. For 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. For 2013, the effective tax rate differed from the federal statutory rate predominately due to the de-recognition of deferred tax assets and liabilities related to our REIT election resulting in a non-cash income tax charge of $67.4 million. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders for 2014 was income of $361.3 million compared to income of $76.5 million for 2013. The increase in net income was predominately due to a change in our benefit (provision) for income taxes due to our REIT status as further discussed herein.
Dividends on preferred stock for 2014 and 2013 represented the dividends related to our Convertible Preferred Stock.
CCAL—2014 and 2013. The increases and decreases between 2014 and 2013 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2014 was approximately 0.9028, a decrease of approximately 7% from approximately 0.9687 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Net revenues for 2014 decreased by $5.5 million, or 4%, from 2013, due to the negative impact from the aforementioned change in exchange rates and a decrease in network services and other revenues, partially offset by growth in site rental revenues. Site rental revenues, site rental gross margins, and Adjusted EBITDA increased from 2013 to 2014 by 6%, 8%, and 9%, inclusive of the negative impact from the aforementioned change in exchange rates. Site rental revenues, exclusive of the impact from exchange rates, were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of tenant leases, acquisitions, escalations, and non-renewal of tenant leases.
Net income (loss) attributable to CCIC stockholders for 2014 was income of $29.2 million, compared to income of $13.6 million for 2013. The net income attributable to CCIC stockholders was impacted by an income tax benefit of $11.3 million due to a resolution with taxing authorities in 2014.
CCUSA—2013 and 2012. See note 3 to our consolidated financial statements for further discussion of the impact of the 2012 Acquisitions and the AT&T Acquisition.
Net revenues for 2013 increased by $579.4 million, or 25%, from 2012. This increase in net revenues resulted in part from an increase in (1) site rental revenues of $370.3 million, or 19%, and (2) network services and other revenues of $209.1 million, or 73%, in each case as compared to 2012.
This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, other acquisitions, and non-renewals of tenant leases. The 2012 Acquisitions and the AT&T Acquisition also increased our site rental net revenues from 2012 to 2013 by 14% (based on initial run rate revenues from these acquisitions). See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2013 increased by $187.1 million, or 12%, from 2012. The increase in site rental gross margins was related to the previously mentioned 19%, increase in site rental revenues. Site rental gross margins for 2013 increased primarily as a result of (1) the high incremental margins associated with tenant additions given the relatively fixed costs to operate wireless infrastructure and (2) acquisitions. The $187.1 million incremental margin represents 51% of the related increase in site rental revenues, inclusive of the impact of acquisitions.
Network services and other gross margin for 2013 increased by $78.7 million, or 71%, from 2012. The increase in our gross margin from our network services and other revenues is a reflection of the volume of activity from carrier network enhancements such as LTE upgrades, the increase in our market share and the general volatility in the volume and mix of such work. Our network services offering is of a variable nature as these revenues are not under long-term leases.
General and administrative expenses for 2013 increased by $28.6 million, or 15%, from 2012 but decreased to 7% of net revenues in 2013 from 8% of net revenues in 2012. General and administrative expenses are inclusive of stock-based compensation charges. See also note 12 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business as a result of acquisitions. Typically, our general and administrative expenses do not significantly increase as a result of adding additional tenants on our wireless infrastructure.
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
Our acquisition and integration expenses for 2012 and 2013 predominately related to the 2012 Acquisitions and the AT&T Acquisition. See note 3 to our consolidated financial statements.
The benefit (provision) for income taxes for 2013 was a provision of $191.0 million compared to a benefit of $60.1 million for 2012. For 2013, the effective tax rate differed from the federal statutory rate predominately due to the de-recognition of deferred tax assets and liabilities related to our REIT election resulting in a non-cash income tax charge of $67.4 million. For 2012, the effective tax rate differed from the federal statutory rate predominately due to the valuation allowance reversal of $115.2 million resulting from (1) the NextG Acquisition and (2) our determination to reverse a portion of the valuation allowance based upon our consideration of our recent historical trends and anticipated future taxable income. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 in our consolidated financial statements.
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
Dividends on preferred stock for 2013 represented the dividends related to our Convertible Preferred Stock.
CCAL—2013 and 2012. The increases and decreases between 2013 and 2012 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars expressed in U.S dollars for 2013 was approximately 0.9687, a decrease of approximately 6% from approximately 1.036 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Net revenues for 2013 increased by $10.3 million, or 7%, from 2012. Site rental revenues for 2013 increased by $9.1 million, or 7%, from 2012. The decrease in the exchange rate negatively impacted net revenues by 7% in 2013 from 2012. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: tenant additions on our wireless infrastructure, renewals of tenant leases, acquisitions, escalations, and non-renewals of tenant leases.
Site rental gross margins for 2013 increased by $6.4 million, or 7%, from 2012, and Adjusted EBITDA for 2013 increased by $5.7 million, or 8%, from 2012. The increase in the site rental gross margin and Adjusted EBITDA were primarily due to the same factors that drove the increase in net revenues.
Net income (loss) attributable to CCIC stockholders for 2013 was income of $13.6 million, compared to income of $44.0 million for 2012, inclusive of income tax benefit of $39.9 million resulting from the reversals of the valuation allowance related to deferred tax assets. In addition to the valuation allowance reversal, net income was favorably impacted by the growth in the site rental business.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (see "Item 7. MD&A—General Overview—Overview") predominately from the largest U.S. wireless carriers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on recent small cell activity, we expect to spend an increased percentage of our discretionary investments on the construction of new small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2012 Revolver, debt financings and issuances of equity or equity related securities.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  We target a leverage ratio of approximately four to five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our recent REIT conversion and our NOLs. See "Item 7. MD&A—General Overview" and note 10 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2014. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt.

	December 31, 2014
	(In thousands of dollars)
Cash and cash equivalents(a)	$175,620
Undrawn revolving credit facility availability(b)	805,000	(c)
Restricted cash	152,411
Debt and other long-term obligations	11,920,861
Total equity	6,737,228

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

(c)	During January and February 2015, we increased the capacity of our 2012 Revolver to approximately $2.2 billion. See note 18.

Over the next 12 months:

•
We expect that our cash on hand, undrawn availability from our 2012 Revolver, and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $111 million (principal payments), (2) common stock dividend payments expected to be $3.28 per share, or an aggregate of approximately $1.1 billion during 2015, subject to future approval by our board of directors (see "Item 7. MD&A—Common Dividend"), (3) Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. We have $508.8 million of debt that has anticipated repayment dates during 2015. Although these anticipated repayment dates are not contractual maturity dates, we expect to refinance this debt prior to the respective anticipated repayment dates. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2014 and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
	2014	2013	2012
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$1,666,130	$1,237,656	$772,557
Investing activities	(1,242,905)	(5,520,969)	(4,199,596)
Financing activities	(462,987)	4,063,133	3,786,803
Effect of exchange rate changes on cash	(8,012)	2,210	1,480
Net increase (decrease) in cash and cash equivalents	$(47,774)	$(217,970)	$361,244
Operating Activities
The increase in net cash provided by operating activities for 2014 from 2013 was due primarily to (1) the AT&T Acquisition, (2) growth in our core business, including a net benefit from changes in working capital, and (3) growth in our network services. The increase in net cash provided by operating activities for 2013 from 2012 was due primarily to (1) growth in our core business, including the 2012 Acquisitions and net benefit from changes in working capital, and (2) growth in our network services. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures. We categorize our capital expenditures as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our wireless infrastructure, which are generally related to replacements and upgrades that extend the life of the asset, (2) vehicles, (3) information technology equipment, and (4) office equipment and facility improvements. Discretionary capital expenditures, which we also commonly refer to as "revenue-generating capital expenditures," include (1) purchases of land interests under towers, (2) wireless infrastructure improvements and structural enhancements in order to support additional site rentals, and (3) the construction of wireless infrastructure.
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2014	2013	2012
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$96,680	$84,555	$134,171
Wireless infrastructure construction and improvements	599,398	435,535	270,106
Sustaining	83,999	47,720	37,106
Total	$780,077	$567,810	$441,383
The increase in sustaining capital expenditures in 2014 was due primarily to the expansion of our office facilities. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-

term stockholder value. We expect to continue to invest in capital expenditures (sustaining and discretionary) over the next 12 months at levels equal or greater than current levels. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments. The following is a discussion of certain aspects of our capital expenditures:

•
We endeavor to further extend or purchase (including fee interest and perpetual easements) the land interests under towers. Changes in the mix between purchases, installment purchases and extensions of ground leases may impact the amount of capital expenditures related to purchases of land interests in any given period.

•
Capital expenditures for wireless infrastructure construction and improvements increased during the last three years primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Acquisitions.  Acquisitions consist of the acquisition of businesses such as towers, small cells, and third party land sites. See notes 3 and 5 to our consolidated financial statements for a discussion of the AT&T Acquisition and the 2012 Acquisitions.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately $1.1 billion during 2015, subject to future approval by our board of directors), paying dividends on our Convertible Preferred Stock (expected to be approximately $45 million in 2015), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See note 11 to our consolidated financial statements.
In 2013, our financing activities predominately related to our October 2013 Equity Financings and our 2012 Credit Facility borrowings and amendments. In 2014, our financing activities predominately related to (1) paying an aggregate of $624.3 million in dividends on our common stock, (2) amending our 2012 Credit Facility and (3) issuing $850.0 million of 4.875% Senior Notes, due in April 2022, which provided us with funding to repay $300.0 million of January 2010 Tower Revenue Notes and redeem all of the previously outstanding 7.125% Senior Notes. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 7 to our consolidated financial statements.
Incurrence of Debt and Other Obligations. See note 7 to our consolidated financial statements for a discussion of our issuances of debt during 2013 and 2014, which extended the maturities of our debt portfolio, provided funding for our acquisitions and our retirement and redemption of previously existing debt, and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." Highlights of the security for our debt is as follows:

•
Approximately 79% of our debt is secured. Nearly all of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See note 7 to our consolidated financial statements.

•	We have pledged certain of our deposit accounts in connection with certain of our debt agreements.
Debt Purchases and Repayments. See note 7 to our consolidated financial statements for a summary of our repurchases, redemptions and repayments of debt during 2013 and 2014.
Common Stock. As of December 31, 2014, 2013, and 2012, we had 333.9 million, 334.1 million, and 293.2 million common shares outstanding, respectively. In October 2013, we issued 41.4 million shares of common stock, the net proceeds of which were used to partially fund the AT&T Acquisition. During the year ended December 31, 2014, we paid an aggregate of $624.3 million in dividends on our common stock. See "Item 1. Business—Strategy" and note 11 to our consolidated financial statements.
Preferred Stock. In October 2013, we issued 9.8 million shares of Convertible Preferred Stock, the net proceeds of which were used to partially fund the AT&T Acquisition. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1080 and 1.3850 shares of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1080, subject to certain anti-dilution adjustments.
Revolving Credit Facility. Our 2012 Credit Facility consists of (1) our 2012 Revolver and (2) term loan facilities ("2012 Term Loans").

•
2012 Revolver. The proceeds of the 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, and purchases of our common stock. See notes 3 and 7 to our consolidated financial statements. As of February 13, 2015, there is $695.0 million outstanding under our $2.2 billion 2012 Revolver, and there is $1.5 billion of undrawn availability under the 2012 Revolver, inclusive of the increase in the commitment in January 2015. During 2014, we repaid a total of $698.0 million and borrowed $1.0 billion under the 2012 Revolver. The weighted-average interest rate as of December 31, 2014 was 1.9% on the 2012 Revolver. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 7.

•
2012 Term Loans. As of December 31, 2014, our term loan facilities were comprised of $645.9 million of Tranche A Term Loans and $2.8 billion of Tranche B Term Loans. See note 7 for further discussion of our 2012 Term Loans.

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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2014. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)) and the WCP securitized notes (see footnote (c)).

	Years Ending December 31,
Contractual Obligations(a)	2015	2016	2017	2018	2019	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)(c)	$110,758	$122,570	$619,859	$1,323,951	$596,083	$9,147,973	$11,921,194
Interest payments on debt and other long-term obligations(c)(d)	497,347	530,158	574,310	575,618	511,999	7,404,244	10,093,676
Lease obligations(e)	569,314	574,728	578,815	580,231	581,020	8,067,093	10,951,201
Other	3,413	2,078	533	118	—	—	6,142
Total contractual obligations	$1,180,832	$1,229,534	$1,773,517	$2,479,918	$1,689,102	$24,619,310	$32,972,213
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2014, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.2 billion. As of December 31, 2014, the net present value of these asset retirement obligations was approximately $128.2 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure.

•
We have the option to purchase approximately 53% of our towers that are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 7 to our consolidated financial statements for a discussion of the 2014 Refinancings, which includes a discussion of the April 2014 repayment of one series of our January 2010 Tower Revenue Notes which had an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2014 Excess Cash Flow of the issuers of the tower revenue notes was approximately $502.9 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(c)
The impact of principal payments that will commence following the anticipated repayment dates of our WCP securitized notes are not included. The anticipated repayment date is 2015 for each class of the WCP securitized notes. If the WCP securitized notes with a current face value of $258.8 million are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the WCP securitized notes) of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2014 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $8.0 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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

The following table summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2014. As of December 31, 2014, the leases for land interests under our towers had an average remaining life of approximately 30 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

Remaining Term, In Years(a)	Percent of Total Towers	Percent of Total Site Rental Gross Margins(b)(c)
Owned(d)	20%	34%
20+ years	39%	37%
10 years to less than 20 years	26%	17%
5 years to less than 10 years	13%	10%
1 year to less than 5 years	1%	1%
0 to less than 1 year	1%	1%
Total	100%	100%

(a)	Inclusive of renewal terms at our option.

(b)	For the year ended December 31, 2014.

(c)	Without consideration of the term of the tenant lease.

(d)	Inclusive of fee interests and perpetual easements.
Debt Covenants
The credit agreement governing the 2012 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with these financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See "Item 1A. Risk Factors." The following are ratios applicable to the financial maintenance covenants under the credit agreement governing our 2012 Credit Facility as of December 31, 2014.

Borrower / Issuer	Financial Maintenance Covenant(a)	Covenant Level Requirement	As of December 31, 2014
CCOC	Total Net Leverage Ratio (b)	≤ 5.50x	4.3x
CCOC	Consolidated Interest Coverage Ratio (b)	≥ 2.50x	5.9x

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2012 Credit Facility.

(b)	As defined in credit agreement governing the 2012 Credit Facility.
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
Revenue Recognition. 81% of our total revenue for 2014 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), upfront payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the lease. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure (for example with respect to small cells) we record deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables, net." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." See notes 2 and 6 to our consolidated financial statements.
We provide network services relating to our wireless infrastructure, which represent approximately 19% of our total revenues for 2014. Network services and other revenue relate to installation services and the following additional site development services relating to our wireless infrastructure: site acquisition, architectural and engineering, zoning or permitting, or network development related services. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental.
See "Item 1. Business—The Company—CCUSA" for a further discussion of our business.
Accounting for Acquisitions — General. As described in "Item 1. Business," much of our wireless infrastructure has been acquired in various transactions from the four largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our financial statements and could result in retrospective changes in results reported for the acquired business in prior periods in accordance with GAAP.
Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint, and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases. The evaluation of such agreements for capital or operating lease treatment includes consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint towers acquired in the Global Signal Acquisition, we determined that the tower leases were capital leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as capital leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Accounting for Acquisitions — Valuation. As of December 31, 2014, our largest asset was property and equipment, which primarily consists of wireless infrastructure, followed by goodwill and intangible assets (approximately $5.2 billion and $3.7 billion in net book value, respectively). Our identifiable intangible assets predominately relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers), or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization, and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The most important estimates for measurement of above and below-market leases is the determination of (1) favorability or unfavorability to the current market terms and (2) applicable lease term, including whether renewals or extensions should be measured. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint, and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases and identification of any bargain purchase options.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases or easements, to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or small cells or remediate the land. See note 2 to our consolidated financial statements.
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
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
Accounting for Long-Lived Assets — Impairment Evaluation — Intangibles. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view wireless infrastructure as portfolios and wireless infrastructure in a given portfolio and its related tenant leases are not largely independent of the other wireless infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of wireless infrastructure, (2) the interdependencies of wireless infrastructure portfolios, and (3) the manner in which wireless infrastructure is traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned wireless infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2014, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our wireless infrastructure and (2) estimates regarding tenant cancellations and renewals of leases. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers, nodes, and third party land interests within a grouping for which we currently have no tenants. Approximately 2% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower, node, or third party land interest and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
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
We performed our most recent annual goodwill impairment test as of October 1, 2014, which resulted in no impairments. This assessment included consideration of our market capitalization which exceeded over three times the aggregate carrying amount of the reporting units as of December 31, 2014.
Deferred Income Taxes. Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision for federal income taxes for the year ended December 31, 2014 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See “Item 7. MD&A—General Overview—REIT Election" for a discussion of the impact of our REIT election.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  See “Item 7. MD&A—General Overview—REIT Election" for a discussion of the the private letter ruling we received in August 2014 regarding our small cells.

For our TRSs, we record deferred income tax assets and liabilities on our consolidated balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. A valuation allowance is provided on deferred tax assets that do not meet the "more likely than not" realization threshold. We recognize a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.
If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Our ability to utilize our NOLs is dependent, in part, upon our having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our net operating loss carryforwards, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes and our REIT conversion, see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments" and note 10 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. See note 2 to our consolidated financial statements.
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
We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of lease revenue under our long-term leases, our ability to obtain and maintain our tenants, and our ability to operate our wireless infrastructure effectively;

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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($11.9 billion and $11.6 billion of debt outstanding at December 31, 2014 and 2013, respectively);

•	our $4.2 billion of floating rate debt representing approximately 35% of total debt compared to 34% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We have $508.8 million of debt that has anticipated repayment dates during 2015. While these anticipated repayment dates are not contractual maturity dates, we expect to refinance this debt prior to the respective anticipated repayment dates. As of December 31, 2014 and December 31, 2013, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2014 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2014, we had $4.2 billion of floating rate debt, which included $2.8 billion of debt with a LIBOR floor of 0.75% per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor. As of December 31, 2013, we had $3.9 billion of floating rate debt, which included $2.9 billion of debt with a LIBOR floor of 0.75% per annum.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2014. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnotes (c) and (d)). See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2015	2016	2017		2018		2019	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(c)	$65,554	$60,803	$558,092	(f)	$37,184		$30,440	$6,992,675	(c)(d)	$7,744,748	(c)(d)	$8,152,649
Average interest rate(b)(c)(d)	4.6%	6.2%	2.8%		5.2%		5.4%	7.4%	(c)(d)	7.1%	(c)(d)
Variable rate debt	$45,204	$61,767	$61,767		$1,286,767	(g)	$565,643	$2,155,298		$4,176,446		$4,133,512
Average interest rate (e)	2.7%	3.1%	3.8%		4.0%		4.5%	4.9%		4.5%

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

(c)
The impact of principal payments that will commence following the anticipated repayment dates are not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 7 to our consolidated financial statements for a discussion of the 2014 Refinancings, which includes a discussion of the April 2014 repayment of one series of our January 2010 Tower Revenue Notes, which had an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2014 Excess Cash Flow of the issuers of the tower revenue notes was approximately $502.9 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)
The impact of principal payments that will commence following the anticipated repayment dates of our WCP securitized notes are not included. The anticipated repayment date is 2015 for each class of the WCP securitized notes. If the WCP securitized notes with a current face value of $258.8 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2014 Excess Cash Flow of the issuers of the WCP securitized notes was approximately $8.0 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)
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

(f)	Predominately consists of $500 million in aggregate principal amount of 2.381% secured notes due 2017.

(g)	Predominately consists of the 2012 Revolver and Tranche A Term Loans. See note 7 to our consolidated financial statements.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 4% and 5%, respectively, of our consolidated revenues and 5% and 4%, respectively, of our consolidated operating income for 2014 and 2013. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments." Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars is not significant to our financial condition. A hypothetical increase or decrease of 25% in Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $9 million.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and equity and of cash flows present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9B. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 19, 2015

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$175,620	$223,394
Restricted cash	147,411	183,526
Receivables, net of allowance of $10,301 and $7,676, respectively	329,229	249,925
Prepaid expenses	155,070	132,003
Deferred income tax assets	29,961	26,714
Other current assets	94,211	77,121
Total current assets	931,502	892,683
Deferred site rental receivables	1,260,614	1,078,995
Property and equipment, net	9,148,311	8,947,677
Goodwill	5,210,091	4,916,426
Site rental contracts and customer relationships, net	3,312,135	3,650,343
Other intangible assets, net	403,565	407,522
Deferred income tax assets	20,914	19,008
Long-term prepaid rent, deferred financing costs and other assets, net	856,144	682,254
Total assets	$21,143,276	$20,594,908
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$167,662	$145,390
Accrued interest	66,943	65,582
Deferred revenues	348,338	260,114
Other accrued liabilities	202,657	181,715
Current maturities of debt and other obligations	113,335	103,586
Total current liabilities	898,935	756,387
Debt and other long-term obligations	11,807,526	11,490,914
Deferred income tax liabilities	39,889	56,513
Other long-term liabilities	1,659,698	1,349,919
Total liabilities	14,406,048	13,653,733
Commitments and contingencies (note 13)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2014—333,856,632 and December 31, 2013—334,070,016	3,339	3,341
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2014 and 2013—9,775,000; aggregate liquidation value: December 31, 2014 and 2013—$977,500	98	98
Additional paid-in capital	9,512,396	9,482,769
Accumulated other comprehensive income (loss)	15,820	(23,612)
Dividends/distributions in excess of earnings	(2,815,428)	(2,535,879)
Total CCIC stockholders' equity	6,716,225	6,926,717
Noncontrolling interest	21,003	14,458
Total equity	6,737,228	6,941,175
Total liabilities and equity	$21,143,276	$20,594,908

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net revenues:
Site rental	$3,006,774	$2,503,620	$2,124,190
Network services and other	683,110	518,764	308,490
	3,689,884	3,022,384	2,432,680
Operating expenses:
Costs of operations(a):
Site rental	944,666	725,109	539,239
Network services and other	405,800	321,687	189,750
General and administrative	282,696	238,702	212,572
Asset write-down charges	15,040	14,863	15,548
Acquisition and integration costs	35,042	26,005	18,298
Depreciation, amortization and accretion	1,013,064	774,215	622,592
Total operating expenses	2,696,308	2,100,581	1,597,999
Operating income (loss)	993,576	921,803	834,681
Interest expense and amortization of deferred financing costs	(573,291)	(589,630)	(601,044)
Gains (losses) on retirement of long-term obligations	(44,629)	(37,127)	(131,974)
Interest income	616	1,355	4,556
Other income (expense)	11,862	(3,872)	(5,392)
Income (loss) before income taxes	388,134	292,529	100,827
Benefit (provision) for income taxes	10,640	(198,628)	100,061
Net income (loss)	398,774	93,901	200,888
Less: Net income (loss) attributable to the noncontrolling interest	8,261	3,790	12,304
Net income (loss) attributable to CCIC stockholders	390,513	90,111	188,584
Dividends on preferred stock	(43,988)	(11,363)	(2,629)
Net income (loss) attributable to CCIC common stockholders	$346,525	$78,748	$185,955
Net income (loss)	$398,774	$93,901	$200,888
Other comprehensive income (loss):
Derivative instruments, net of taxes of $0, ($17,115), and $17,115:
Amounts reclassified into results of operations, net of taxes	63,148	82,043	48,124
Foreign currency translation adjustments	(25,432)	(45,714)	6,308
Total other comprehensive income (loss)	37,716	36,329	54,432
Comprehensive income (loss)	436,490	130,230	255,320
Less: Comprehensive income (loss) attributable to the noncontrolling interest	6,545	1,940	11,531
Comprehensive income (loss) attributable to CCIC stockholders	$429,945	$128,290	$243,789
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	1.04	0.26	0.64
Diluted	1.04	0.26	0.64
Weighted-average common shares outstanding (in thousands):
Basic	332,302	298,083	289,285
Diluted	333,265	299,293	291,270

Dividends/distributions declared per share	$1.87	$—	$—

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2014		2013	2012
Cash flows from operating activities:
Net income (loss)	$398,774		$93,901	$200,888
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,013,064		774,215	622,592
Gains (losses) on retirement of long-term obligations	44,629		37,127	131,974
Amortization of deferred financing costs and other non-cash interest	80,854		99,245	109,350
Stock-based compensation expense	51,497		39,030	41,944
Asset write-down charges	15,040		14,863	15,548
Deferred income tax benefit (provision)	(25,579)		180,275	(110,374)
Other non-cash adjustments, net	(25,798)		2,974	612
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	1,361		12,990	(13,520)
Increase (decrease) in accounts payable	10,329		28,665	34,543
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	401,262		242,465	98,686
Decrease (increase) in receivables	(77,251)		(60,217)	(98,570)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(222,052)		(227,877)	(261,116)
Net cash provided by (used for) operating activities	1,666,130		1,237,656	772,557
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(466,305)		(4,960,435)	(3,759,475)
Capital expenditures	(780,077)		(567,810)	(441,383)
Other investing activities, net	3,477		7,276	1,262
Net cash provided by (used for) investing activities	(1,242,905)		(5,520,969)	(4,199,596)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	845,750		1,618,430	5,250,000
Net proceeds from issuance of capital stock	—		2,980,586	258
Net proceeds from issuance of preferred stock	—		950,886	—
Principal payments on debt and other long-term obligations	(116,426)		(101,322)	(80,818)
Purchases and redemptions of long-term debt	(836,899)		(762,970)	(1,978,709)
Purchases of capital stock	(21,872)		(99,458)	(36,043)
Borrowings under revolving credit facility	1,019,000		976,032	1,253,000
Payments under revolving credit facility	(698,000)		(1,855,032)	(251,000)
Payments for financing costs	(15,899)		(30,001)	(78,641)
Net (increase) decrease in restricted cash	30,010		385,982	(288,763)
Dividends/distributions paid on common stock	(624,297)	—	—	—
Cash dividends on preferred stock	(44,354)		—	(2,481)
Net cash provided by (used for) financing activities	(462,987)		4,063,133	3,786,803
Effect of exchange rate changes on cash	(8,012)		2,210	1,480
Net increase (decrease) in cash and cash equivalents	(47,774)		(217,970)	361,244
Cash and cash equivalents at beginning of year	223,394		441,364	80,120
Cash and cash equivalents at end of year	$175,620		$223,394	$441,364
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, December 31, 2011	6,111,000	$305,032	284,449,372	$2,844	—	—	$—	$5,312,342	$95,044	$(212,040)	$—	$(2,811,945)	$619	$2,386,864
Stock-based compensation related activity, net of forfeitures	—	—	1,129,579	12	—	—	—	42,192	—	—	—	—	—	42,204
Purchases and retirement of capital stock	—	—	(700,070)	(7)	—	—	—	(36,036)	—	—	—	—	—	(36,043)
Conversion of redeemable preferred stock into Common Stock	(6,111,000)	(305,180)	8,285,905	83	—	—	—	305,097	—	—	—	—	—	305,180
Foreign currency translation adjustments (a)	—	—	—	—	—	—	—	—	7,081	—	—	—	(773)	6,308
Derivative instruments reclassified into results of operations, net of tax (a)	—	—	—	—	—	—	—	—	—	48,124	—	—	—	48,124
Preferred stock dividends and amortization of issue costs	—	148	—	—	—	—	—	—	—	—	—	(2,629)	—	(2,629)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	368	368
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	188,584	12,304	200,888
Balance, December 31, 2012	—	$—	293,164,786	$2,932	—		$—	$5,623,595	$102,125	$(163,916)	$—	$(2,625,990)	$12,518	$2,951,264

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 8 with respect to the reclassification adjustment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	Amount	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, December 31, 2012	—	$—	293,164,786	$2,932	—	$—	$5,623,595	$102,125	$(163,916)	$—	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	—	—	934,691	9	—	—	39,021	—	—	—	—	—	39,030
Purchases and retirement of capital stock	—	—	(1,429,461)	(14)	—	—	(99,444)	—	—	—	—	—	(99,458)
Net proceeds from issuance of Common Stock	—	—	41,400,000	414	—	—	2,980,172	—	—	—	—	—	2,980,586
Net proceeds from issuance of preferred stock	—	—	—	—	9,775,000	98	950,788	—	—	—	—	—	950,886
Foreign currency translation adjustments (a)	—	—	—	—	—	—	—	(43,864)	—	—	—	(1,850)	(45,714)
Derivative instruments reclassified into results of operations, net of tax (a)	—	—	—	—	—	—	—	—	82,043	—	—	—	82,043
Preferred stock dividends	—	—	—	—	—	—	(11,363)	—	—	—	—	—	(11,363)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	90,111	3,790	93,901
Balance, December 31, 2013	—	$—	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$—	$(2,535,879)	$14,458	$6,941,175

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 8 with respect to the reclassification adjustment.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
(In thousands of dollars, except share amounts)

			CCIC Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	Amount	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, December 31, 2013	—	$—	334,070,016	$3,341	9,775,000		$98	$9,482,769	$58,261	$(81,873)	$—	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	—	—	79,490	1	—	—	—	51,496	—	—	—	—	—	51,497
Purchases and retirement of capital stock	—	—	(292,874)	(3)	—	—	—	(21,869)	—	—	—	—	—	(21,872)
Foreign currency translation adjustments (a)	—	—	—	—	—	—	—	—	(23,716)	—	—	—	(1,716)	(25,432)
Derivative instruments reclassified into results of operations, net of tax (a)	—	—	—	—	—	—	—	—	—	63,148	—	—	—	63,148
Common stock dividends/distributions	—	—	—	—	—		—	—	—	—	—	(626,074)	—	(626,074)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	390,513	8,261	398,774
Balance, December 31, 2014	—	$—	333,856,632	$3,339	9,775,000		$98	$9,512,396	$34,545	$(18,725)	$—	$(2,815,428)	$21,003	$6,737,228

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 8 with respect to the reclassification adjustment.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. and its predecessor, as applicable, (together, "CCIC"), and their subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.
The Company owns, operates, and leases shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network ("small cells"), and (3) interests in land under third party towers in various forms ("third party land interests") (collectively, "wireless infrastructure"). The Company conducts operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and (2) a 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL"). The Company's core business is providing access, including space or capacity, to (1) its towers, including approximately 40,000 towers (or 96% of the Company's total towers) in CCUSA and approximately 1,800 towers (or 4% of the Company's total towers) in CCAL, and to a lesser extent, to (2) its small cells, and (3) third party land interests to wireless communication services companies via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases").
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

◦
Approximately 15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition (as defined in note 3), there are another approximately 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

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

As part of CCUSA's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, predominately consisting of (1) installation of tenant equipment or subsequent augmentation (collectively, "installation services") and (2) the following additional site development services: site acquisition, architectural and engineering, or zoning and permitting.
Effective January 1, 2014, the Company commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 10.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

2.	Summary of Significant Accounting Policies
Restricted Cash
Restricted cash represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit, as well as (3) any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, or (6) a portion of advance rents from tenants. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by indenture trustees based on consideration of the terms of the related indebtedness, although the cash flows have aspects of both financing activities and operating activities, (2) cash provided by investing activities for cash securing performance obligations and restricted cash that is acquired in acquisitions, or (3) cash provided by operating activities for the other remaining restricted cash.
The following table is a summary of the impact of restricted cash on the statement of cash flows.

	For the years ended December 31,
	2014	2013		2012
Net cash provided by (used from) operating activities	$6,148	$(1,637)		$11,475
Net cash provided by (used from) investing activities	$(44)	$8,067		$(46,282)	(a)
Net cash provided by (used from) financing activities	$30,011	$385,982	(b)	$(288,763)	(b)

(a)	Inclusive of $46.3 million of acquired restricted cash.

(b)	Inclusive of $316.6 million of cash held by the trustee as of December 31, 2012 and subsequently released to retire the 7.75% Secured Notes in January 2013.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-downs charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $10.1 million, $10.2 million, and $12.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. Asset retirement obligations are included in "other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2014, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired wireless infrastructure, (3) term easement rights for land interest under the acquired wireless infrastructure, or (4) other contractual rights such as trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental leases. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related wireless infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in “deferred revenues” and “other long-term liabilities” on the Company's consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) below-market tenant leases for contractual interests with tenants on acquired wireless infrastructure, which are amortized to site rental revenues and (2) above-market leases for land interests under the Company's wireless infrastructure, which are amortized to site rental cost of operations.
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
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities."
Network services revenues are recognized after completion of the applicable service. Nearly all of the antenna installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Sales taxes or value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Costs of Operations
In excess of two-thirds of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line ground lease expense is included in "other long-term liabilities" on the Company's consolidated balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Network services and other costs of operations predominately consist of third party service providers such as contractors and professional service firms and, to a lesser extent, internal labor costs. As of December 31, 2014 and 2013, the Company had $60.4 million and $52.2 million, respectively, of work in process.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, or fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). The vast majority of the Company's acquisition and integration costs during the years ended December 31, 2014, 2013, and 2012 relate to the AT&T Acquisition (as defined in note 3) and the 2012 Acquisitions (as defined in note 3).
Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units. The Company records stock-based compensation expense only for those unvested restricted stock awards ("RSAs") and unvested restricted stock units ("RSUs") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of RSAs and RSUs for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation is as follows:
Valuation. The fair value of RSAs and RSUs without market conditions is determined based on the number of shares relating to such RSAs and RSUs and the quoted price of the Company's common stock at the date of grant. The Company estimates the fair value of RSAs and RSUs with market conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of RSAs and RSUs with market conditions on the date of grant is affected by its common stock price as well as assumptions regarding a number of highly complex or subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
Amortization Method. The Company amortizes the fair value of all RSAs and RSUs on a straight-line basis for each separately vesting tranche of the award (graded vesting schedule) over the requisite service periods.
Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.
Expected Dividend Rate. The expected dividend rate at the date of grant is based on the then-current dividend yield.
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

	Years Ended December 31,
	2014	2013	2012
Interest expense on debt obligations	$492,437	$490,385	$491,694
Amortization of deferred financing costs	22,190	25,120	23,324
Amortization of adjustments on long-term debt	(3,628)	8,541	21,297
Amortization of interest rate swaps	63,148	64,928	65,239
Other, net of capitalized interest	(856)	656	(510)
Total	$573,291	$589,630	$601,044
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts or purchase price adjustments are presented as a reduction to the related debt obligation on the Company's consolidated balance sheet.
Income Taxes
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
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
Additionally, the Company has included in TRSs its tower operations in Australia and certain other assets and operations. Those TRS assets and operations (along with any part of the Company's small cells that remain in a TRS) will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico and Australia) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").
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
For the Company's TRSs, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the asset will not be realized.

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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2014 and 2013, the Company has not recorded any penalties related to its income tax positions.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of RSAs and RSUs as determined under the treasury stock method and (2) upon conversion of the Company's Convertible Preferred Stock (as defined in note 11), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to CCIC stockholders	$390,513	$90,111	$188,584
Dividends on preferred stock	(43,988)	(11,363)	(2,629)
Net income (loss) attributable to CCIC common stockholders	$346,525	$78,748	$185,955
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	332,302	298,083	289,285
Effect of assumed dilution from potential common shares relating to RSAs and RSUs	963	1,210	1,985
Diluted weighted-average number of common shares outstanding	333,265	299,293	291,270
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$1.04	$0.26	$0.64
Diluted	$1.04	$0.26	$0.64
For the years ended December 31, 2014 and 2013, 12.5 million and 13.2 million common share equivalents related to the Convertible Preferred Stock, respectively, were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of each such year. See notes 11 and 12.
Foreign Currency Translation
The Company's international operations use the local currency as their functional currency. The Company translates the results of these international operations using the applicable average exchange rate for the period, and translates the assets and liabilities using the applicable exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as "foreign currency translation adjustments" in other comprehensive income (loss). See note 15.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on the Company's consolidated financial statements.
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
2012 Acquisitions
In January 2012, the Company acquired certain subsidiaries of Wireless Capital Partners, LLC ("WCP") (referred to herein as the "WCP Acquisition"). Upon closing, WCP held various contracts with wireless site owners, including approximately 2,300 ground lease related assets. The purchase price of $214.7 million includes $39.2 million of restricted cash and excludes the assumption of $336.3 million (after fair value adjustments) of debt. See note 7. The Company utilized the borrowings under the Tranche B Term Loans (as defined in note 7) issued in January 2012 to fund the cash consideration.
In April 2012, the Company acquired NextG Networks, Inc. ("NextG") for approximately $1.0 billion in cash ("NextG Acquisition"). The Company utilized borrowings under the Tranche A Term Loans and Tranche B Term Loans (as defined in note 7) to fund the cash consideration of approximately $1.0 billion. Prior to the NextG Acquisition, NextG was the largest U.S. provider of outdoor DAS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

In November 2012, the Company acquired from T-Mobile the exclusive rights to lease, operate, or otherwise acquire towers which, as of December 31, 2014, comprised approximately 17% of the Company's towers for approximately $2.5 billion ("T-Mobile Acquisition"). See note 1 for a further discussion of the terms of the T-Mobile master prepaid lease, including the purchase option. The Company utilized cash on hand, inclusive of the proceeds from the 5.25% Senior Notes, and borrowings from the 2012 Revolver (as defined in note 7) to fund the T-Mobile Acquisition.
The WCP Acquisition, NextG Acquisition, and T-Mobile Acquisition are collectively referred to herein as the "2012 Acquisitions."
AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T, to acquire rights to towers which, as of December 31, 2014, comprised approximately 22% of the Company's towers for $4.827 billion in cash at closing ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. See note 1 for further discussion of the terms of the AT&T master prepaid lease, including the related purchase option. The Company utilized net proceeds from the October 2013 Equity Financings (as defined in note 11), and additional borrowings under the 2012 Revolver and term loans to fund the AT&T Acquisition, as well as cash on hand. The final purchase price allocation for the AT&T Acquisition is shown below.

Current assets	$21,543
Property and equipment	1,891,721
Goodwill	1,902,777
Other intangible assets, net	1,175,217
Other assets	67,063
Current liabilities	(10,677)
Other long-term liabilities	(221,045)	(a)
Net assets acquired	$4,826,599	(b)(c)

(a)Inclusive of above-market leases for land interests under the Company's towers.

(b)
Changes between the final purchase price allocation and the preliminary purchase price allocation as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 primarily relate to (1) a $134.2 million increase to goodwill, (2) a $104.9 million decrease to other intangible assets, net (3) a $73.7 million decrease to property and equipment, and (4) a $63.8 million increase to other assets. The effect of the change in the purchase price allocation on the Company's statement of operations is immaterial for the periods presented.

(c)No deferred taxes were recorded as a result of the Company's REIT election. See note 10.
For additional discussion of the AT&T Acquisition see notes 5, 7, and 11.
2014 Land Acquisitions
During 2014, the Company completed several acquisitions of portfolios of land interests under towers ("2014 Land Acquisitions"). These acquisitions were predominately comprised of an aggregate of 1,200 land interests for an aggregate preliminary purchase price of approximately $354 million, net of cash acquired.
Actual and Pro Forma Financial Information
Net revenues and net income (loss) attributable to acquisitions completed are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date of each respective acquisition. For the year ended December 31, 2013, the AT&T Acquisition resulted in (1) increases to consolidated net revenues of $17.9 million and (2) a net loss of approximately $8.9 million included in net income (loss), which includes acquisition and integration costs and the impact of the associated debt borrowings. For the year ended December 31, 2012, the 2012 Acquisitions resulted in (1) increases to consolidated net revenues of $143.3 million and (2) a net loss of $12.6 million included in net income (loss), which includes the impact of the debt assumed in the WCP Acquisition and acquisition and integration costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The unaudited pro forma financial results for the year ended December 31, 2013 combine the historical results of the Company, which includes the impact of the 2012 Acquisitions, along with the pro forma impact from the AT&T Acquisition. The unaudited pro forma financial results for the year ended December 31, 2012 combine the historical results of the Company, along with the pro forma impact from the AT&T Acquisition and the 2012 Acquisition. The following table presents the unaudited pro forma consolidated results of operations of the Company as if the AT&T Acquisition was completed as of January 1, 2012, and the 2012 Acquisitions were completed as of January 1, 2011 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Twelve Months Ended December 31,
	2013		2012
Net revenues	$3,420,736	(a)	$3,124,010	(a)(b)
Income (loss) before income taxes	$242,617	(c)(d)(f)	$15,566	(c)(d)(f)
Benefit (provision) for income taxes	$(178,663)	(d)(e)	$134,487	(d)(e)
Net income (loss)	$63,954	(c)(d)(f)	$150,053	(c)(d)(f)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.05		$0.28
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.05		$0.27

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

(d)
For the AT&T Acquisition, pro forma amounts include the impact of the interest expense associated with the related debt financings as well as the October 2013 Equity Financings.  For the 2012 Acquisitions, pro forma amounts exclude any impact from debt financings that occurred through 2012 due to (1) such financings have been conducted for multiple purposes, including to lower the Company's average cost of debt, to refinance and extend certain of its debt, as well as to provide funds to finance a portion of such acquisitions and (2) such financings having not been conducted concurrently with the 2012 Acquisitions they subsequently funded in part and the fungible nature of the cash makes impracticable a determination of whether, or what portion of, the purchase prices of such acquisitions were funded with the proceeds of such financings.

(e)
For the years ended December 31, 2013 and 2012, the pro forma adjustments reflects the federal statutory rate and an estimated state rate. No adjustment was made related to the Company's REIT election. See note 10.

(f)
Inclusive of $23.7 million and $15.5 million, respectively, of aggregate acquisition and integration costs for the years ended December 31, 2013 and 2012 related to the AT&T Acquisition and 2012 Acquisitions.

4.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2014	2013
Land(a)	—	$1,542,276	$1,305,942
Buildings	40 years	72,517	70,497
Towers and small cells	1-20 years	12,251,175	11,717,453
Information technology assets and other	2-7 years	214,058	185,699
Construction in process	—	507,066	401,042
Total gross property and equipment		14,587,092	13,680,633
Less: accumulated depreciation		(5,438,781)	(4,732,956)
Total property and equipment, net		$9,148,311	$8,947,677

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $757.4 million, $562.1 million and $438.9 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation was $4.4 billion and $883.5 million, respectively, as of December 31, 2014. See notes 1 and 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2014 and December 31, 2013 were as follows:

Balance as of December 31, 2012	$3,119,957
Additions due to AT&T Acquisition (a)	1,768,535
Additions due to other acquisitions	25,194
Effect of exchange rate fluctuations and other adjustments	2,740
Balance as of December 31, 2013	$4,916,426
Adjustments to AT&T Acquisition purchase price allocation (a)	134,242
Additions due to other acquisitions	159,952
Effect of exchange rate fluctuations and other adjustments	(529)
Balance as of December 31, 2014	$5,210,091

(a)
The purchase price allocation for the AT&T Acquisition resulted in the recognition of goodwill at CCUSA primarily because of the anticipated growth opportunity in the acquired tower portfolio. See note 3.

Intangibles
The following is a summary of the Company's intangible assets. See note 3 for further discussion of the Company's acquisitions.

	As of December 31, 2014				As of December 31, 2013
	Gross Carrying Value		Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$4,660,082	(a)	$(1,347,947)	$3,312,135	$4,761,605	$(1,111,262)	$3,650,343
Other intangible assets	509,824		(106,259)	403,565	486,751	(79,229)	407,522
Total	$5,169,906		$(1,454,206)	$3,715,700	$5,248,356	$(1,190,491)	$4,057,865

(a)	Inclusive of adjustments made during 2014 related to the AT&T Acquisition purchase price allocation. See note 3.
During the year ended December 31, 2013, the Company recorded (1) $1.2 billion of additions to site rental contracts and customer relationships, which predominately relate to the AT&T Acquisition, and (2) $132.8 million of additions to other intangible assets, inclusive of adjustments made during 2013 related to the T-Mobile Acquisition purchase price allocation. The weighted average amortization period of the additions to intangible assets during the year ended December 31, 2013 was approximately 20 years.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2014	2013	2012
Depreciation, amortization and accretion	$245,614	$204,042	$177,163
Site rental costs of operations	22,105	10,197	3,352
Total amortization expense	$267,719	$214,239	$180,515
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$259,272	$259,026	$258,438	$256,669	$254,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "other long-term liabilities" as presented on the consolidated balance sheet. See also note 2.

	December 31,
	2014	2013
Deferred rental revenues	$610,742	$350,474
Deferred ground lease payable	425,321	357,419
Above market leases for land interests, net	272,694	276,319
Deferred credits, net	222,460	244,537
Asset retirement obligation (see note 13)	128,153	118,403
Other long-term liabilities	328	2,767
	$1,659,698	$1,349,919
For the years ended December 31, 2014, 2013, and 2012, the Company recorded $24.2 million, $7.2 million, and $3.4 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Above-market leases for land interests	$23,031	$22,362	$21,206	$20,287	$19,289
For the years ended December 31, 2014, 2013, and 2012 the Company recognized $29.5 million, $29.6 million, and $20.8 million, respectively, in site rental revenues related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ended December 31, 2015 to 2019 are as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Below-market tenant leases	$27,877	$27,657	$24,746	$21,985	$19,493
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $74.2 million and $60.0 million, respectively, as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

7.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2014		2013	2014	(a)
Bank debt – variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019	(d)	$695,000	(b)	$374,000	1.9%	(c)
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019	(d)	645,938		662,500	1.9%	(c)
Tranche B Term Loans	Jan. 2012	Jan. 2019/2021	(e)	2,835,509		2,864,150	3.0%	(f)
Total bank debt				4,176,447		3,900,650
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2037-2040	(g)	1,600,000		1,900,000	6.0%	(g)
August 2010 Tower Revenue Notes	Aug. 2010	2035-2040	(g)	1,550,000		1,550,000	4.5%	(g)
2009 Securitized Notes	July 2009	2019/2029	(h)	160,822		179,792	7.5%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(i)	262,386		286,171	5.7%	(j)
Total securitized debt				3,573,208		3,915,963
Bonds – fixed rate:
7.125% Senior Notes	Oct. 2009	Nov. 2019		—		498,332	N/A
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,969		1,649,970	5.3%
2012 Secured Notes	Dec. 2012	2017/2023	(l)	1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		846,062		—	4.9%
Total bonds				3,996,031		3,648,302
Other:
Capital leases and other obligations	Various	Various	(k)	175,175		129,585	Various	(k)
Total debt and other obligations				11,920,861		11,594,500
Less: current maturities and short-term debt and other current obligations				113,335		103,586
Non-current portion of long-term debt and other long-term obligations				$11,807,526		$11,490,914

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2014, the undrawn availability under the senior secured revolving credit facility ("2012 Revolver") was $805.0 million. See note 18.

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

(d)
The maturity dates for the 2012 Revolver and Tranche A Term Loans are either November 2018 or January 2019, contingent upon the outstanding aggregate principal amount of the Tranche B Term Loans (as defined below). If the outstanding aggregate principal amount of the Tranche B Term Loans is greater than $500.0 million, the 2012 Revolver and Tranche A Term Loans are due November 2018. If the outstanding aggregate principal amount of the Tranche B Term Loans is less than or equal to $500.0 million, the 2012 Revolver and Tranche A Term Loans are due January 2019.

(e)
As of December 31, 2014, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans (defined below) and the Incremental Tranche B-2 Term Loans (defined below), consist of $2.3 billion aggregate principal amount due January 2021 and $565.6 million aggregate principal amount due January 2019.

(f)
The Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans (defined below), bear interest at a rate per annum equal to LIBOR plus a credit spread range from 2.25% to 2.50%, based on CCOC's total net leverage ratio (with LIBOR subject to a floor of 0.75% per annum).

(g)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes (collectively, "2010 Tower Revenue Notes") are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the applicable series and class of the 2010 Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective 2010 Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017, and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million, and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively.

(h)
The 2009 Securitized Notes consist of $90.8 million of principal as of December 31, 2014 that amortizes through 2019, and $70.0 million of principal as of December 31, 2014 that amortizes during the period beginning in 2019 and ending in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

(i)
The WCP securitized notes ("WCP Securitized Notes") were assumed in connection with the WCP Acquisition. The WCP Securitized Notes include a fair value adjustment that increased the debt carrying value by $3.6 million as of December 31, 2014. The anticipated repayment date is 2015 for each class. If the WCP Securitized Notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the excess cash flows of the issuers of the WCP Securitized Notes.

(j)	The effective yield is approximately 5.6%, inclusive of the fair value adjustment.

(k)
The Company's capital leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.

(l)
Consists of $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

The credit agreement governing the the Company's senior credit facility agreement ("2012 Credit Facility") contains financial maintenance covenants. The Company is currently in compliance with these financial maintenance covenants, and based upon current expectations, the Company believes it will continue to comply with its financial maintenance covenants. In addition, certain of the Company's debt agreements also contain restrictive covenants that place restrictions on CCIC or its subsidiaries and may limit the Company's ability to, among other things, incur additional debt and liens, purchase the Company's securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
Bank Debt
In January 2012, CCOC entered into the 2012 Credit Facility. The 2012 Credit Facility originally consisted of (1) a $1.5 billion 2012 Revolver with a maturity of January 2017, (2) $500.0 million of Tranche A Term Loans with a maturity of January 2017, and (3) $1.6 billion of Tranche B Term Loans with a maturity of January 2019.
The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's and certain of its subsidiaries' deposit accounts ($41.4 million as of December 31, 2014) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
The following are highlights of the Company's issuances, refinancings, and other activities related to the 2012 Credit Facility since entering into the original agreement:
•In 2012, the Company:

◦
utilized the proceeds of the original Tranche A Term Loans and Tranche B Term Loans in part to repay the previously outstanding 2007 Revolver, 2007 term loans and to fund the cash consideration of the WCP Acquisition and NextG Acquisition (see note 3), and

◦	utilized the borrowings under the 2012 Revolver to partially fund the T-Mobile Acquisition and the repurchase and repayment of the 9% Senior Notes.
•In 2013, the Company:

◦	refinanced the then outstanding Tranche B Term Loans with new loans pursuant to the existing credit agreement in an aggregate principal amount of approximately $1.6 billion,

◦	borrowed $800.0 million of incremental tranche B term loans ("Incremental Tranche B Term Loans"),

◦	borrowed $500.0 million of incremental tranche B-2 term loans ("Incremental Tranche B-2 Term Loans"),

◦	borrowed $200.0 million of incremental tranche A term loans ("Incremental Tranche A Term Loans"),
◦extended the maturity of both the Tranche A Term Loans and the 2012 Revolver,

◦	reduced the interest at a per annum rate under the 2012 Revolver and Tranche A Term Loans to LIBOR plus a credit spread ranging from1.50% to 2.25%, based on CCOC's total net leverage ratio,

◦	utilized the proceeds of the Incremental Tranche B Term Loans to repay a portion of the amounts outstanding under the 2012 Revolver,

◦	utilized the borrowings under the 2012 Revolver to partially fund the AT&T Acquisition (see note 3), and

◦	utilized the proceeds of the Incremental Tranche B-2 Term Loans and the Incremental Tranche A Term Loans to repay a portion of the amounts then outstanding under the 2012 Revolver.

•	In 2014, the Company amended its 2012 Credit Facility to extend the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021.

•	See note 18 for a discussion of the increase in the 2012 Revolver capacity to $2.2 billion during January and February 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Securitized Debt
The 2010 Tower Revenue Notes, the 2009 Securitized Notes, and the WCP Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCIC. The 2010 Tower Revenue Notes, 2009 Securitized Notes, and the WCP Securitized Notes are governed by separate indentures. The 2010 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date. The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased and 2006 Tower Revenue Notes not previously purchased, respectively. The WCP Securitized Notes were assumed in connection with the WCP Acquisition in January 2012. Interest is paid monthly on the Securitized Debt.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers or third party land interests held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses) or third party land interests, and (4) in the case of the WCP Securitized Notes, a perfected first mortgage lien on certain prepaid lease arrangements. The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the 2010 Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the 2010 Tower Revenue Notes, the 2010 Tower Revenue Notes are not obligations of, nor are the 2010 Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2014, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.2 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
In April 2014, the Company utilized a portion of the net proceeds from the 4.875% Senior Notes (as defined below) offering to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015.
Bonds—Senior Notes. In April 2014, CCIC issued $850.0 million of senior notes due in April 2022 ("4.875% Senior Notes"). The net proceeds from the offering were approximately $839 million, after the deduction of associated fees. The Company utilized the net proceeds from the 4.875% Senior Notes offering (1) to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015 and (2) to redeem all of the previously outstanding 7.125% Senior Notes.
The 4.875% Senior Notes and the 5.25% senior notes due 2023 ("5.25% Senior Notes") (collectively, "Senior Notes") are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of CCIC and rank pari passu with the other respective high yield bonds of CCIC. The Company used the net proceeds from the 5.25% Senior Notes offering to partially fund the T-Mobile Acquisition.
The Senior Notes contain restrictive covenants with which CCIC and its restricted subsidiaries must comply, subject to a number of exceptions or qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, or make certain investments. Certain of these restrictions are not applicable if there is no event of default and if the ratio of CCIC's Consolidated Indebtedness (as defined in the respective Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the respective Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

CCIC may redeem the 4.875% Senior Notes or the 5.25% Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, and accrued and unpaid interest if any.
Bonds—Secured Notes. The "2012 Senior Notes" consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The 2012 secured notes were issued and are guaranteed by the same subsidiaries of CCIC that had previously issued and guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 2012 Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 2012 Secured Notes. The 2012 Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 2012 Secured Notes to repurchase and redeem the 7.75% Secured Notes and a portion of the 9% Senior Notes. The 2012 Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any.
Previously Outstanding Indebtedness
Credit Facility. In January 2012, the Company repaid the previously outstanding 2007 Revolver and term loans pursuant its previously outstanding credit agreement entered into by CCOC.
Bonds—Senior Notes. In May 2014, CCIC redeemed approximately $500.0 million aggregate principal amount of its 7.125% Senior Notes at a price equal to 100% of the principal amount of the 7.125% senior notes redeemed, plus a make-whole premium, and accrued and unpaid interest. The Company utilized a portion of the net proceeds from the 4.875% Senior Notes offering, together with cash on hand, to redeem such previously outstanding 7.125% Senior Notes.
In December 2012, the Company purchased approximately $515.5 million aggregate principal amount of the 9% Senior Notes validly tendered on or prior to the early settlement date. In January 2013, the Company purchased approximately $0.8 million aggregate principal amount of 9% Senior Notes validly tendered after the early settlement date, but on or prior to the expiration date, and then redeemed all of the remaining outstanding 9% Senior Notes (approximately $313.3 million aggregate principal amount). The purchase and redemption of the 9% Senior Notes was funded by borrowings under the 2012 Revolver and proceeds from the issuance of the 2012 Secured Notes.
Bonds—Secured Notes. In December 2012, the Company purchased approximately $670.6 million aggregate principal amount of the 7.75% Secured Notes validly tendered on or prior to the expiration date. In January 2013, all of the remaining then outstanding 7.75% Secured Notes (approximately $294.4 million aggregate principal amount) were redeemed. The purchase and redemption of the 7.75% Secured Notes was funded by the issuance of the 2012 Secured Notes.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2014. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and WCP Securitized Notes. If the Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. If the WCP Securitized Notes are not paid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP Securitized Notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP Securitized Notes.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total Cash Obligations	Net Unamortized Discounts	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$110,758	$122,570	$619,859	$1,323,951	$596,083	$9,147,973	$11,921,194	$(333)	$11,920,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2014, 2013, and 2012.

	Year Ending December 31, 2014
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
January 2010 Tower Revenue Notes	300,000	302,990	(3,740)
7.125% Senior Notes	500,000	533,909	(40,889)
Total	$800,000	$836,899	$(44,629)

(a)	Exclusive of accrued interest.

(b)	The losses predominately relate to cash losses, including with respect to make whole payments and are inclusive of $7.7 million related to the write off of deferred financing costs and discounts.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
9% Senior Notes	314,170	332,045	(17,894)
7.75% Secured Notes(b)	294,362	312,465	(18,103)
5.25% Senior Notes	30	30	—
Tranche A Term Loans	87,489	87,489	(399)
Tranche B Term Loans	30,941	30,941	(490)
Other	—	—	(241)
Total	$726,992	$762,970	$(37,127)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses predominately relate to cash losses, including with respect to make whole payments.

	Year Ending December 31, 2012
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
2007 Term Loans	619,125	619,125	(1,893)
9% Senior Notes	552,715	589,105	(62,966)
7.75% Secured Notes	706,045	752,332	(64,989)
7.5% Senior Notes	51	51	—
WCP Securitized Notes	16,911	18,096	(681)
Other	—	—	(1,445)
Total	$1,894,847	$1,978,709	$(131,974)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $48.1 million related to the write-off of deferred financing costs and discounts. In addition, the remainder relates to cash losses including with respect to make whole payments.

8.	Interest Rate Swaps
The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings or (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. As of December 31, 2014, the Company does not have any interest rate swaps outstanding.
The net pre-tax loss that was reclassified into earnings from accumulated other comprehensive income (loss) was $63.1 million for the year ended December 31, 2014. The estimated net pre-tax loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $18.7 million for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$175,620	$175,620	$223,394	$223,394
Restricted cash	1	152,411	152,411	188,526	188,526
Liabilities:
Debt and other obligations	2	$11,920,861	$12,286,161	$11,594,500	$11,892,587

10.	Income Taxes
Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2014	2013	2012
Domestic	$341,070	$260,364	$77,254
Foreign(a)	47,064	32,165	23,573
	$388,134	$292,529	$100,827

(a)	Inclusive of income (loss) before income taxes from Australia and Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$213	$684	$229
Foreign	(10,737)	(6,732)	(6,837)
State	(4,415)	(12,305)	(3,705)
Total current	(14,939)	(18,353)	(10,313)
Deferred:
Federal	23,070	(164,769)	65,643
Foreign	2,901	(6,136)	42,714
State	(392)	(9,370)	2,017
Total deferred	25,579	(180,275)	110,374
Total tax benefit (provision)	$10,640	$(198,628)	$100,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2014	2013	2012
Benefit (provision) for income taxes at statutory rate	$(135,847)	$(102,385)	$(35,289)
Tax effect of foreign income (losses)	14,277	11,258	8,251
Tax adjustment related to REIT operations	132,951	—	—
Tax adjustment related to the REIT election(a)	—	(67,395)	—
Expenses for which no federal tax benefit was recognized	(463)	(9,570)	(3,874)
Valuation allowances	9,000	—	95,072
State tax (provision) benefit, net of federal	(3,136)	(14,852)	(1,097)
Foreign tax	(7,836)	(12,868)	35,877
Other	1,694	(2,816)	1,121
	$10,640	$(198,628)	$100,061

(a)	Inclusive of a $39.8 million adjustment during the year ended December 31, 2013 to reclassify a deferred tax charge from AOCI to the provision for income taxes.
The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred income tax liabilities:
Property and equipment	$144,020	$135,824
Deferred site rental receivable	35,887	28,074
Intangible assets	108,689	116,548
Total deferred income tax liabilities	288,596	280,446
Deferred income tax assets:
Net operating loss carryforwards	148,465	134,123
Deferred ground lease payable	7,231	7,122
Accrued liabilities	162,108	148,580
Receivables allowance	1,538	1,228
Other	1,278	5,866
Valuation allowances	(21,038)	(27,264)
Total deferred income tax assets, net	299,582	269,655
Net deferred income tax asset (liabilities)	$10,986	$(10,791)
During 2014, the Company reversed $9.0 million of valuation allowance associated with federal NOLs of its TRSs as the Company has determined that these NOLs will be realized.
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
During 2013, in connection with completing the steps necessary to qualify to operate as a REIT, the Company reversed $29.4 million of valuation allowance associated with capital loss carryforwards as the Company generated sufficient capital gains in 2013 to fully realize these capital loss carryforwards. Also, during 2013, the Company recorded a valuation allowance of $12.0 million against federal NOLs of its TRSs as the Company determined that a portion of its TRSs federal NOLs more likely than not will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2014			December 31, 2013
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$6,557	$(3,000)	$3,557	$(7,513)	$(12,000)	$(19,513)
State	462	(16,208)	(15,746)	(807)	(14,547)	(15,354)
Foreign	25,005	(1,830)	23,175	24,793	(717)	24,076
Total	$32,024	$(21,038)	$10,986	$16,473	$(27,264)	$(10,791)
At December 31, 2014, the Company had U.S. federal and state NOLs of approximately $2.2 billion and $0.9 billion, respectively, which are available to offset future taxable income. These amounts include $0.2 billion of losses related to stock-based compensation. The Company also had foreign NOLs of $70.0 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2022 and ending in 2032, and the state NOLs expire starting in 2015 and ending in 2034. The foreign NOLs predominately remain available indefinitely provided certain continuity of business requirements are met. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to federal NOLs and certain state net deferred tax assets (primarily NOLs).
As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $8.3 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2014	2013
Balance at beginning of year	$21,549	$19,184
Additions based on current year tax positions	286	2,365
Reductions as a result of the lapse of statute limitations	(6,042)	—
Reductions as a result of settlements with taxing authorities	(7,460)	—
Balance at end of year	$8,333	$21,549
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, the Company is not subject to an IRS examination.

11.	Equity
October 2013 Equity Financings
On October 28, 2013, the Company completed an offering of 41.4 million shares of common stock, which generated net proceeds of approximately $3.0 billion.
On October 28, 2013, the Company completed an offering of approximately 9.8 million shares of the Company's 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (" Convertible Preferred Stock"), which generated net proceeds of $950.9 million. The holders of the Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 4.50% per annum payable on February 1, May 1, August 1 and November 1 of each year, commencing in February 2014, and to, and including, November 1, 2016. The dividends may be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock. The terms of the Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1080 and 1.3850 shares of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1080, subject to certain anti-dilution adjustments. See note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The common stock and Convertible Preferred Stock offerings in October 2013 are collectively referred to herein as the "October 2013 Equity Financings."
The Company used the proceeds from the October 2013 Equity Financings to partially fund the AT&T Acquisition.
Declaration and Payment of Dividends
During the year ended December 31, 2014, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 20, 2014	March 20, 2014	March 31, 2014	$0.35	$117.2	(a)(b)
Common Stock	May 30, 2014	June 20, 2014	June 30, 2014	$0.35	$117.2	(a)(b)
Common Stock	August 8, 2014	September 19, 2014	September 30, 2014	$0.35	$117.2	(a)(b)
Common Stock	October 30, 2014	December 19, 2014	December 31, 2014	$0.82	$274.5	(a)(b)
Convertible Preferred Stock	December 31, 2013	January 15, 2014	February 3, 2014	$1.1625	$11.4
Convertible Preferred Stock	March 25, 2014	April 15, 2014	May 1, 2014	$1.1250	$11.0
Convertible Preferred Stock	June 25, 2014	July 15, 2014	August 1, 2014	$1.1250	$11.0
Convertible Preferred Stock	September 26, 2014	October 15, 2014	November 3, 2014	$1.1250	$11.0
Convertible Preferred Stock	December 22, 2014	January 15, 2015	February 2, 2015	$1.1250	$11.0	(c)

(a)	Inclusive of dividends accrued for holders of RSUs.

(b)	The Company's common stock dividends are considered ordinary in nature for income tax purposes.

(c)	Represents amount paid on February 2, 2015 based on holders of record on January 15, 2015.
See note 18.
Purchases of the Company's Common Stock
For the years ended December 31, 2014, 2013, and 2012, the Company purchased 0.3 million, 1.4 million, and 0.7 million shares of common stock, respectively, utilizing $21.8 million, $99.5 million, and $36.0 million in cash, respectively.

12.	Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2014, the Company has 12.5 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 1.0 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Awards and Restricted Stock Units
During the years ended December 31, 2013 and 2012, the Company issued RSAs to certain executives and employees. During the year ended December 31, 2014, in conjunction with the adoption of the LTI Plan, the Company began issuing RSUs to certain executives and employees; each RSU represents a contingent right to receive one share of common stock subject to satisfaction of the applicable vesting terms. The RSAs and RSUs granted to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, or (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a summary of the RSA and RSU activity during the year ended December 31, 2014.

	RSAs	RSUs
	(In thousands)	(In thousands)
Outstanding at the beginning of year	2,282	—
Granted	—	986
Vested	(822)	(20)
Forfeited	(20)	(16)
Outstanding at end of year	1,440	950
The Company granted approximately 1.0 million RSUs to the Company's executives and certain other employees for the year ended December 31, 2014. The Company granted approximately 1.0 million shares of RSAs to the Company's executives and certain other employees for each of the years ended December 31, 2013, and 2012. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2014, 2013, and 2012 was $57.78, $46.37, and $38.82 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2014 was approximately 2.5 years.
During the year ended December 31, 2014, the Company granted approximately 0.5 million RSUs that time vest over a three-year period. During the year ended December 31, 2014, the Company granted approximately 0.5 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) compared to that of selected peer companies. Certain RSA and RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain price targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2014, 2013, and 2012, respectively, with market conditions.

	Years Ended December 31,
	2014	2013	2012
Risk-free rate	0.7%	0.4%	0.4%
Expected volatility	22%	23%	31%
Expected dividend rate	1.93%	—%	—%
The Company recognized aggregate stock-based compensation expense related to RSAs and RSUs of $45.8 million, $37.8 million, and $32.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSAs and RSUs at December 31, 2014 is $40.7 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the awards vested during the three years ended December 31, 2014.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2014	842	$62,686
2013	978	66,666
2012	1,974	101,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Stock-based Compensation by Segment
The following table discloses the components of stock-based compensation expense. For the year ended December 31, 2014, the Company recorded tax benefits of $6.0 million related to stock-based compensation expense in its TRSs. For the years ended December 31, 2013, and 2012, the Company recorded tax benefits, exclusive of the change in the valuation allowance and the impact of the REIT election, of $14.5 million and $14.7 million, respectively, related to stock-based compensation expense (see note 10).

	Year Ended December 31, 2014
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$6,565	$—	$6,565
Network services and other costs of operations	4,889	—	4,889
General and administrative expenses	44,977	3,733	48,710
Total stock-based compensation	$56,431	$3,733	$60,164

	Year Ended December 31, 2013
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$1,193	$—	$1,193
Network services and other costs of operations	1,799	—	1,799
General and administrative expenses	36,038	2,758	38,796
Total stock-based compensation	$39,030	$2,758	$41,788

	Year Ended December 31, 2012
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$3,401	$—	$3,401
Network services and other costs of operations	2,721	—	2,721
General and administrative expenses	35,822	5,597	41,419
Total stock-based compensation	$41,944	$5,597	$47,541

13.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. See note 14 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $10.1 million, $8.1 million, and $6.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the year ended December 31, 2013, the Company recorded $16.3 million in asset retirement obligations as a result of the AT&T Acquisition. As of December 31, 2014 and 2013, liabilities for retirement obligations were $128.2 million and $118.4 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

14.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2014. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2014, the weighted-average remaining term of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Tenant leases	$2,703,655	$2,635,024	$2,562,704	$2,474,553	$2,373,865	$9,549,658	$22,299,459
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2014. The Company is obligated under non-cancelable operating leases for land interests under 80% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Nearly 75% and nearly 90% of the Company's site rental gross margins for the year ended December 31, 2014 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$569,314	$574,728	$578,815	$580,231	$581,020	$8,067,093	$10,951,201
Rental expense from operating leases was $676.7 million, $513.6 million, and $372.3 million, respectively, for the years ended December 31, 2014, 2013, and 2012. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $88.3 million, $73.7 million, and $57.6 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

15.	Operating Segments and Concentrations of Credit Risk
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$2,866,613	$140,161	$—	$3,006,774	$2,371,380	$132,240	$—	$2,503,620	$2,001,049	$123,141	$—	$2,124,190
Network services and other	672,143	10,967	—	683,110	494,371	24,393	—	518,764	285,287	23,203	—	308,490
Net revenues	3,538,756	151,128	—	3,689,884	2,865,751	156,633	—	3,022,384	2,286,336	146,344	—	2,432,680
Operating expenses:
Costs of operations(b):
Site rental	906,152	38,514	—	944,666	686,873	38,236	—	725,109	503,661	35,578	—	539,239
Network services and other	400,454	5,346	—	405,800	304,144	17,543	—	321,687	173,762	15,988	—	189,750
General and administrative	257,296	25,400	—	282,696	213,519	25,183	—	238,702	184,911	27,661	—	212,572
Asset write-down charges	14,246	794	—	15,040	13,595	1,268	—	14,863	15,226	322	—	15,548
Acquisition and integration costs	34,145	897	—	35,042	25,574	431	—	26,005	18,216	82	—	18,298
Depreciation, amortization and accretion	985,781	27,283	—	1,013,064	741,342	32,873	—	774,215	591,428	31,164	—	622,592
Total operating expenses	2,598,074	98,234	—	2,696,308	1,985,047	115,534	—	2,100,581	1,487,204	110,795	—	1,597,999
Operating income (loss)	940,682	52,894	—	993,576	880,704	41,099	—	921,803	799,132	35,549	—	834,681
Interest expense and amortization of deferred financing costs	(573,291)	(15,020)	15,020	(573,291)	(589,630)	(16,545)	16,545	(589,630)	(601,031)	(19,330)	19,317	(601,044)
Gains (losses) on retirement of long-term obligations	(44,629)	—	—	(44,629)	(37,127)	—	—	(37,127)	(131,974)	—	—	(131,974)
Interest income	315	301	—	616	956	399	—	1,355	4,089	467	—	4,556
Other income (expense)	27,013	(131)	(15,020)	11,862	12,643	30	(16,545)	(3,872)	13,954	(29)	(19,317)	(5,392)
Benefit (provision) for income taxes	11,244	(604)	—	10,640	(191,000)	(7,628)	—	(198,628)	60,144	39,917	—	100,061
Net income (loss)	361,334	37,440	—	398,774	76,546	17,355	—	93,901	144,314	56,574	—	200,888
Less: Net income (loss) attributable to the noncontrolling interest	—	8,261	—	8,261	—	3,790	—	3,790	(268)	12,572	—	12,304
Net income (loss) attributable to CCIC stockholders	$361,334	$29,179	$—	$390,513	$76,546	$13,565	$—	$90,111	$144,582	$44,002	$—	$188,584
Capital expenditures	$758,535	$21,542	$—	$780,077	$534,809	$33,001	$—	$567,810	$419,980	$21,403	$—	$441,383
Total assets (at year end)	$20,979,775	$412,781	$(249,280)	$21,143,276	$20,466,369	$411,679	$(283,140)	$20,594,908	$15,969,084	$440,395	(320,770)	$16,088,709
Goodwill (at year end)	$5,196,485	$13,606	$—	$5,210,091	$4,902,950	$13,476	$—	$4,916,426	$3,116,824	$3,133	$—	$3,119,957

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	361,334	$37,440	$—	$398,774	$76,546	$17,355	$—	$93,901	$144,314	$56,574	$—	$200,888
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	14,246	794	—	15,040	13,595	1,268	—	14,863	15,226	322	—	15,548
Acquisition and integration costs	34,145	897	—	35,042	25,574	431	—	26,005	18,216	82	—	18,298
Depreciation, amortization and accretion	985,781	27,283	—	1,013,064	741,342	32,873	—	774,215	591,428	31,164	—	622,592
Amortization of prepaid lease purchase price adjustments	19,972	—	—	19,972	15,473	—	—	15,473	14,166	—	—	14,166
Interest expense and amortization of deferred financing costs	573,291	15,020	(15,020)	573,291	589,630	16,545	(16,545)	589,630	601,031	19,330	(19,317)	601,044
Gains (losses) on retirement of long-term obligations	44,629	—	—	44,629	37,127	—	—	37,127	131,974	—	—	131,974
Interest income	(315)	(301)	—	(616)	(956)	(399)	—	(1,355)	(4,089)	(467)	—	(4,556)
Other income (expense)	(27,013)	131	15,020	(11,862)	(12,643)	(30)	16,545	3,872	(13,954)	29	19,317	5,392
Benefit (provision) for income taxes	(11,244)	604	—	(10,640)	191,000	7,628	—	198,628	(60,144)	(39,917)	—	(100,061)
Stock-based compensation expense	56,431	3,733	—	60,164	39,030	2,758	—	41,788	41,785	5,597	—	47,382
Adjusted EBITDA(b)	$2,051,257	$85,601	$—	$2,136,858	$1,715,718	$78,429	$—	$1,794,147	$1,479,953	$72,714	$—	$1,552,667

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition which are not applicable for the periods shown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Geographic Information
A summary of net revenues by country, based on the location of the Company's subsidiaries, is as follows:

	Years Ended December 31,
	2014	2013	2012
United States	$3,535,796	$2,862,397	$2,283,088
Australia	151,128	156,633	146,344
Other countries	2,960	3,354	3,248
Total net revenues	$3,689,884	$3,022,384	$2,432,680
A summary of long-lived assets by country of location is as follows:

	December 31,
	2014	2013
United States	$8,971,916	$8,752,151
Australia	165,528	183,646
Other countries	10,867	11,880
Total long-lived assets (property and equipment, net)	$9,148,311	$8,947,677
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues (all of such customer revenues relate to the CCUSA segment).

	Years Ended December 31,
	2014	2013	2012
AT&T (a)	25%	22%	23%
Sprint (a)	24%	27%	28%
T-Mobile (a)	21%	23%	15%
Verizon Wireless	17%	16%	17%
Total	87%	88%	83%

(a)
All periods presented are after giving effect to recent customer consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

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
The Company derives the largest portion of its revenues from customers in the wireless communication services industry. The Company also has a concentration in its volume of business with AT&T, Sprint, T-Mobile, and Verizon Wireless or their agents that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms, or proactive management of past due balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

16.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$491,076	$477,395	$504,494
Income taxes paid	18,770	15,591	3,375
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	11,407	(1,082)	32,789
Purchase of property and equipment under capital leases and installment land purchases	43,609	57,361	25,849
Conversion of 6.25% Redeemable Convertible Preferred Stock	—	—	305,180
Assumption of WCP Securitized Notes	—	—	336,273

17.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2014:
Net revenues	$875,950	$916,345	$930,025	$967,564
Operating income (loss)	251,568	230,186	250,292	261,530
Gains (losses) on retirement of long-term obligations	—	(44,629)	—	—
Net income (loss) attributable to CCIC stockholders	101,497	34,009	106,937	148,070
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.27	$0.07	$0.29	$0.41
Diluted	$0.27	$0.07	$0.29	$0.41
	Three Months Ended
	March 31	June 30	September 30	December 31
2013:
Net revenues	$740,060	$734,928	$748,977	$798,419
Operating income (loss)	235,055	229,961	222,839	233,948
Gains (losses) on retirement of long-term obligations	(35,909)	(577)	(1)	(640)
Benefit (provision) for income taxes(a)	(17,708)	(36,587)	(33,959)	(110,374)
Net income (loss) attributable to CCIC stockholders	15,462	52,359	45,836	(23,546)
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.05	$0.18	$0.16	$(0.11)
Diluted	$0.05	$0.18	$0.16	$(0.11)

(a)	Inclusive of the tax adjustment related to the REIT election of 67.4 million. See also note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

18.	Subsequent Events
Revolver Capacity Increase
During January and February 2015, the Company amended its 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion. All other existing terms of the 2012 Revolver remain unchanged.
Common Stock Dividend
On February 12, 2015, the Company declared a quarterly common stock cash dividend of $0.82 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on March 31, 2015 to common stock holders of record as of March 20, 2015.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2014, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2014:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	12,473,583	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	12,473,583

(a)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	Of these shares remaining available for future issuance, 950,168 may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 40.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2014	$7,676	$3,101	$—	$(476)	$—	$10,301
2013	$7,726	$1,351	$—	$(1,401)	$—	$7,676
2012	$5,891	$3,673	$—	$(1,838)	$—	$7,726

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2014	$27,264	$1,797	$—	$(9,106)	$—	$1,083	$21,038
2013	$70,940	$717	$—	$(2,174)	$—	$(42,219)	$27,264
2012	$228,417	$—	$—	$(166,911)	$(5,718)	$15,152	$70,940

(a)	Inclusive of the effects of exchange rate changes, acquisitions, and the impact of the REIT conversion.

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(oo)	2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014
(v)	2.2
Agreement and Plan of Merger, dated as of December 15, 2011, by and among Crown Castle International Corp., Crown Castle NG Acquisitions Corp., NextG Networks, Inc. and Madison Dearborn Capital Partners V-A, L.P., solely in its capacity as the Representative

(a)	2.3	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(b)	2.4
Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(g)	2.5	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.
(b)	2.6	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC
(g)	2.7	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC
(c)	2.8
Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(c)	2.9	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.10	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.11	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(d)	2.12	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(e)	2.13	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(pp)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(ss)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated February 12, 2015
(pp)	4.1	Form of Common Stock Certificate
(pp)	4.2	Form of Mandatory Convertible Preferred Stock Certificate
(i)	4.3
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(s)	4.4
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

(s)	4.5
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

(t)	4.7
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

(t)	4.8
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

(nn)	4.9
Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC

(r)	4.10
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(r)	4.11
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

(u)	4.13
Series 2010-1 Indenture Supplement dated as of November 9, 2010, between WCP Wireless Site Funding LLC, WCP Wireless Site RE Funding LLC, WCP Wireless Site Non-RE Funding LLC, WCP Wireless Lease Subsidiary, LLC, MW Cell REIT 1 LLC and MW Cell TRS 1 LLC, and Deutsche Bank Trust Company Americas, as indenture trustee

(x)	4.14	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023
(pp)	4.15
First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023

(aa)	4.16
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(mm)	4.17	Base Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(mm)	4.18	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Notes due 2022
(b)	10.1	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile
(f)	10.2	Form of Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(m)	10.3	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk

Exhibit Number		Exhibit Description
(q)	10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(l)	10.5	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(ff)	10.6	Amendment to 2004 Stock Incentive Plan, as amended
(ee)	10.7	Crown Castle International Corp. 2013 Long-Term Incentive Plan
(h)	10.8	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan
(h)	10.9	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(m)	10.10	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(n)	10.11	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(q)	10.12	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(ss)	10.13	Crown Castle International Corp. 2015 Executive Management Team Annual Incentive Plan
(ll)	10.14	Crown Castle International Corp. 2014 Executive Management Team Annual Incentive Plan
(ll)	10.15	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement
(ss)	10.16	Summary of Non-Employee Director Compensation
(i)	10.17
Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(j)	10.18
Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(k)	10.19
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

(i)	10.20
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

(k)	10.21
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

(i)	10.22	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(o)	10.23	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(p)	10.24
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(p)	10.25	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(p)	10.26
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

Exhibit Number		Exhibit Description
(p)	10.27	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(p)	10.28
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(p)	10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(r)	10.30
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(r)	10.31
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(r)	10.32	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
(u)	10.33
Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, as borrower, the lenders and issuing banks party thereto, The Royal Bank of Scotland plc, as administrative agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(w)	10.34
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

(y)	10.35
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

(z)	10.36
Incremental Facility Amendment dated as of December 13, 2012, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of the Crown Castle Operating Company, the lenders party thereto, The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and Morgan Stanley Senior Funding Inc., as co-documentation agent

(dd)	10.37
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

(gg)	10.38
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

(ii)	10.39
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

Exhibit Number		Exhibit Description
(jj)	10.40
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

(qq)	10.41
Incremental Facility Amendment No. 4 dated as of January 21, 2015, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent, issuing bank and swingline lender, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and Morgan Stanley Senior Funding, Inc., as co-documentation agent

(rr)	10.42
Incremental Facility Amendment No. 5 dated as of February 3, 2015, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company, the lenders party thereto, and The Royal Bank of Scotland plc, as administrative agent, to the Credit Agreement dated as of January 31, 2012, among Crown Castle International Corp., Crown Castle Operating Company, the lenders and issuing banks from time to time party thereto, The Royal Bank of Scotland plc, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and Morgan Stanley Senior Funding, Inc., as co-documentation agent.

(aa)	10.43
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(bb)	10.44	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC
(bb)	10.45
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC

(bb)	10.46
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC

(bb)	10.47
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

(hh)	10.48
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

(hh)	10.49	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.
(kk)	10.50	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto
(kk)	10.51	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto
(kk)	10.52	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto
(kk)	10.53	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto

Exhibit Number		Exhibit Description
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Schedule of Subsidiaries of Crown Castle International Corp.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	24	Power of Attorney (included on signature page of this annual report)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the predecessor of Crown Castle International Corp. ("Predecessor Registrant") on Form 8-K (File No. 000-24737) on December 10, 1998.

(b)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on April 12, 1999.

(c)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on June 9, 1999.

(d)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on November 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 8, 2003.

(g)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2003.

(h)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on March 2, 2005.

(i)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on June 9, 2005.

(j)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 29, 2006.

(k)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 5, 2006.

(l)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on May 30, 2007.

(m)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 7, 2007.

(n)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 15, 2008.

(o)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on February 17, 2005.

(p)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on May 27, 2005.

(q)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 8, 2009.

(r)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 4, 2009.

(s)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 20, 2010.

(t)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 26, 2010.

(u)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on February 3, 2012.

(v)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2011.

(w)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 2, 2012.

(x)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 16, 2012.

(y)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on November 16, 2012.

(z)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 17, 2012.

(aa)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 28, 2012.

(bb)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 2012.

(cc)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on February 27, 2013.

(dd)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 24, 2013.

(ee)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (File No. 001-16441) on April 8, 2013.

(ff)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on May 28, 2013.

(gg)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 22, 2013.

(hh)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 21, 2013.

(ii)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 6, 2014.

(jj)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 21, 2014.

(kk)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2013.

(ll)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on February 26, 2014.

(mm)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 15, 2014.

(nn)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 1, 2014.

(oo)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 23, 2014.

(pp)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(qq)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 22, 2015.

(rr)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 3, 2015.

(ss)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 19, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February, 2015.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2014 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 19th day of February, 2015.

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