Form 10-Q
period 2015-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2015-05-08
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Number of shares of common stock outstanding at May 4, 2015: 333,761,118

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding the inclusion of portions of our small cells within our REIT, (10) our dividend policy, including the timing, amount or growth of any dividends, (11) the potential sale of CCAL, (12) the anticipated closing of the Proposed Sunesys Acquisition (as defined in note 11), and (13) the anticipated closing of the 2015 Tower Revenue Notes offering, and subsequent utilization of offering proceeds.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation of thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,153	$175,620
Restricted cash	136,964	147,411
Receivables, net	292,565	329,229
Prepaid expenses	144,334	155,070
Deferred income tax assets	30,105	29,961
Other current assets	83,393	94,211
Total current assets	927,514	931,502
Deferred site rental receivables	1,292,630	1,260,614
Property and equipment, net of accumulated depreciation of $5,605,820 and $5,438,781, respectively	9,139,703	9,148,311
Goodwill	5,215,348	5,210,091
Other intangible assets, net	3,650,945	3,715,700
Deferred income tax assets	18,620	20,914
Long-term prepaid rent, deferred financing costs and other assets, net	860,717	856,144
Total assets	$21,105,477	$21,143,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146,894	$167,662
Accrued interest	68,697	66,943
Deferred revenues	327,270	348,338
Other accrued liabilities	163,096	202,657
Current maturities of debt and other obligations	115,998	113,335
Total current liabilities	821,955	898,935
Debt and other long-term obligations	11,954,093	11,807,526
Deferred income tax liabilities	38,152	39,889
Other long-term liabilities	1,732,484	1,659,698
Total liabilities	14,546,684	14,406,048
Commitments and contingencies (note 7)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2015—333,761,959 and December 31, 2014—333,856,632	3,339	3,339
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2015 and December 31, 2014—9,775,000; aggregate liquidation value: March 31, 2015 and December 31, 2014—$977,500	98	98
Additional paid-in capital	9,503,335	9,512,396
Accumulated other comprehensive income (loss)	8,304	15,820
Dividends/distributions in excess of earnings	(2,978,356)	(2,815,428)
Total CCIC stockholders' equity	6,536,720	6,716,225
Noncontrolling interest	22,073	21,003
Total equity	6,558,793	6,737,228
Total liabilities and equity	$21,105,477	$21,143,276

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net revenues:
Site rental	$767,606	$747,162
Network services and other	173,395	128,788
Net revenues	941,001	875,950
Operating expenses:
Costs of operations(a):
Site rental	240,980	228,076
Network services and other	88,878	72,874
General and administrative	79,487	64,849
Asset write-down charges	8,623	2,733
Acquisition and integration costs	2,019	5,659
Depreciation, amortization and accretion	258,060	250,191
Total operating expenses	678,047	624,382
Operating income (loss)	262,954	251,568
Interest expense and amortization of deferred financing costs	(134,439)	(146,400)
Interest income	109	173
Other income (expense)	(230)	(2,736)
Income (loss) before income taxes	128,394	102,605
Benefit (provision) for income taxes	(3,282)	188
Net income (loss)	125,112	102,793
Less: Net income (loss) attributable to the noncontrolling interest	2,325	1,296
Net income (loss) attributable to CCIC stockholders	122,787	101,497
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$111,790	$90,500
Net income (loss)	$125,112	$102,793
Other comprehensive income (loss):
Amounts reclassified into "interest expense and amortization deferred financing costs", net of taxes (see note 3)	7,491	16,182
Foreign currency translation adjustments	(16,262)	12,137
Total other comprehensive income (loss)	(8,771)	28,319
Comprehensive income (loss)	116,341	131,112
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,070	1,944
Comprehensive income (loss) attributable to CCIC stockholders	$115,271	$129,168
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.34	$0.27
Diluted	$0.34	$0.27
Weighted-average common shares outstanding (in thousands):
Basic	332,712	332,034
Diluted	333,485	333,045

Dividends/distributions declared per common share	$0.82	$0.35
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$125,112	$102,793
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	258,060	250,191
Amortization of deferred financing costs and other non-cash interest	11,736	20,881
Stock-based compensation expense	15,244	11,956
Asset write-down charges	8,623	2,733
Deferred income tax benefit (provision)	(800)	(2,332)
Other non-cash adjustments, net	(557)	(774)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	1,754	(1,021)
Increase (decrease) in accounts payable	(7,211)	(10,601)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	22,426	34,900
Decrease (increase) in receivables	36,661	4,896
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(10,254)	(51,339)
Net cash provided by (used for) operating activities	460,794	362,283
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(17,493)	(62,228)
Capital expenditures	(204,753)	(142,943)
Other investing activities, net	(514)	952
Net cash provided by (used for) investing activities	(222,760)	(204,219)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(31,497)	(27,739)
Purchases of capital stock	(29,372)	(21,417)
Borrowings under revolving credit facility	230,000	83,000
Payments under revolving credit facility	(65,000)	(89,000)
Payments for financing costs	(1,904)	(5,854)
Net (increase) decrease in restricted cash	10,214	14,743
Dividends/distributions paid on common stock	(273,685)	(116,829)
Dividends paid on preferred stock	(10,997)	(11,363)
Net cash provided by (used for) financing activities	(172,241)	(174,459)
Effect of exchange rate changes on cash	(1,260)	(6,462)
Net increase (decrease) in cash and cash equivalents	64,533	(22,857)
Cash and cash equivalents at beginning of period	175,620	223,394
Cash and cash equivalents at end of period	$240,153	$200,537

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	238,416	2	—	—	20,309		—	—	—	20,311
Purchases and retirement of capital stock	(333,089)	(2)	—	—	(29,370)		—	—	—	(29,372)
Other comprehensive income (loss)(a)	—	—	—	—	—	(15,007)	7,491	—	(1,255)	(8,771)
Common stock dividends/distributions	—	—	—	—	—		—	(274,718)	—	(274,718)
Preferred stock dividends	—	—	—	—	—		—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—		—	122,787	2,325	125,112
Balance, March 31, 2015	333,761,959	$3,339	9,775,000	$98	$9,503,335	$19,538	$(11,234)	$(2,978,356)	$22,073	$6,558,793

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 3 with respect to the reclassification adjustment.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest	Total
Balance, January 1, 2014	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	14,031	—	—	—	11,956	—	—	—	—	11,956
Purchases and retirement of capital stock	(288,066)	(3)	—	—	(21,414)	—	—	—	—	(21,417)
Other comprehensive income (loss)(a)	—	—	—	—	—	11,489	16,182	—	648	28,319
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,162)	—	(117,162)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	101,497	1,296	102,793
Balance, March 31, 2014	333,795,981	$3,338	9,775,000	$98	$9,473,311	$69,750	$(65,691)	$(2,562,541)	$16,402	$6,934,667

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 3 with respect to the reclassification adjustment.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2014, and related notes thereto, included in the 2014 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries unless otherwise indicated or the context indicates otherwise.
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
As part of CCUSA's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) the following site development services relating to existing or new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, or zoning and permitting and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 4.
Approximately 52% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company at March 31, 2015, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2014 Form 10-K.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2015 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company is evaluating the guidance, including the impact on its consolidated financial statements.

3.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Outstanding Balance as of March 31, 2015		Outstanding Balance as of December 31, 2014	Stated Interest Rate as of March 31, 2015(a)(b)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Nov. 2018/Jan. 2019		$860,000	(c)	$695,000	1.9%
Tranche A Term Loans	Jan. 2012	Nov. 2018/Jan. 2019		641,797		645,938	1.9%
Tranche B Term Loans	Jan. 2012	Jan. 2019/Jan. 2021		2,828,348	(e)	2,835,509	3.0%
Total bank debt				4,330,145		4,176,447
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2037 - 2040	(d)	1,600,000		1,600,000	6.0%
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%
2009 Securitized Notes	July 2009	2019/2029		156,014		160,822	7.5%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(d)	256,913		262,386	5.7%
Total securitized debt				3,562,927		3,573,208
Bonds - fixed rate:
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,969		1,649,969	5.3%
2012 Secured Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		846,175		846,062	4.9%
Total bonds				3,996,144		3,996,031
Other:
Capital leases and other obligations	Various	Various		180,875		175,175	Various
Total debt and other obligations				12,070,091		11,920,861
Less: current maturities and short-term debt and other current obligations				115,998		113,335
Non-current portion of long-term debt and other long-term obligations				$11,954,093		$11,807,526

(a)	See the 2014 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	Represents the weighted-average stated interest rate.

(c)
During January and February 2015, the Company amended its 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion. As of March 31, 2015, the undrawn availability under the 2012 Revolver is $1.4 billion.

(d)
If the respective series of such debt is not paid in full on or prior to an applicable date then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2014 Form 10-K for additional information regarding these provisions.

(e)
As of March 31, 2015, the Company's Tranche B Term Loans, including the Incremental Tranche B Term Loans and the Incremental Tranche B-2 Term Loans, consist of $2.3 billion aggregate principal amount due January 2021 and $564.1 million aggregate principal amount due January 2019.

See note 11 to our condensed consolidated financial statements regarding our May 2015 pricing of $1.0 billion of 2015 Tower Revenue Notes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding as of March 31, 2015. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes and the rapid amortization date on the WCP Securitized Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2015	2016	2017	2018	2019	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$83,105	$124,565	$621,524	$1,490,513	$597,469	$9,154,129	$12,071,305	$(1,214)	$12,070,091
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense on debt obligations	$122,703	$125,519
Amortization of deferred financing costs	5,619	5,641
Amortization of adjustments on long-term debt	(881)	(955)
Amortization of interest rate swaps(a)	7,491	16,182
Other, net of capitalized interest	(493)	13
Total	$134,439	$146,400

(a)	Amounts reclassified from accumulated other comprehensive income (loss).

4.	Income Taxes
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
For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the three months ended March 31, 2015 and the three months ended March 31, 2014 primarily related to the TRSs.

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$240,153	$240,153	$175,620	$175,620
Restricted cash, current and non-current	1	141,964	141,964	152,411	152,411
Liabilities:
Long-term debt and other obligations	2	12,070,091	12,532,541	11,920,861	12,286,161
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2014 in the Company's valuation techniques used to measure fair values.

6.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's Convertible Preferred Stock, as determined under the if-converted method.

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to CCIC stockholders	$122,787	$101,497
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$111,790	$90,500
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	332,712	332,034
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	773	1,011
Diluted weighted-average number of common shares outstanding	333,485	333,045
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.34	$0.27
Diluted	$0.34	$0.27

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

During the three months ended March 31, 2015, the Company granted 1.0 million restricted stock units. For the three months ended March 31, 2015, 11.5 million common share equivalents related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of March 31, 2015.

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase approximately 52% of the Company's towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

8.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2015, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 12, 2015	March 20, 2015	March 31, 2015	$0.82	$274.7	(a)
Convertible Preferred Stock	December 22, 2014	January 15, 2015	February 2, 2015	$1.1250	$11.0
Convertible Preferred Stock	March 27, 2015	April 15, 2015	May 1, 2015	$1.1250	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on May 1, 2015 based on holders of record on April 15, 2015.
Purchases of the Company's Common Stock
For the three months ended March 31, 2015, the Company purchased 0.3 million shares of its common stock utilizing 29.4 million in cash.

9.	Operating Segments
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$731,380	$36,226	$—	$767,606	$714,792	$32,370	$—	$747,162
Network services and other	169,091	4,304	—	173,395	126,971	1,817	—	128,788
Net revenues	900,471	40,530	—	941,001	841,763	34,187	—	875,950
Operating expenses:
Costs of operations(b):
Site rental	232,213	8,767	—	240,980	218,644	9,432	—	228,076
Network services and other	86,918	1,960	—	88,878	71,799	1,075	—	72,874
General and administrative	74,056	5,431	—	79,487	58,641	6,208	—	64,849
Asset write-down charges	8,555	68	—	8,623	2,636	97	—	2,733
Acquisition and integration costs	2,016	3	—	2,019	5,659	—	—	5,659
Depreciation, amortization and accretion	251,806	6,254	—	258,060	245,176	5,015	—	250,191
Total operating expenses	655,564	22,483	—	678,047	602,555	21,827	—	624,382
Operating income (loss)	244,907	18,047	—	262,954	239,208	12,360	—	251,568
Interest expense and amortization of deferred financing costs	(134,439)	(3,051)	3,051	(134,439)	(146,400)	(3,683)	3,683	(146,400)
Interest income	56	53	—	109	114	59	—	173
Other income (expense)	2,827	(6)	(3,051)	(230)	947	—	(3,683)	(2,736)
Benefit (provision) for income taxes	1,434	(4,716)	—	(3,282)	3,040	(2,852)	—	188
Net income (loss)	114,785	10,327	—	125,112	96,909	5,884	—	102,793
Less: net income (loss) attributable to the noncontrolling interest	—	2,325	—	2,325	—	1,296	—	1,296
Net income (loss) attributable to CCIC stockholders	$114,785	$8,002	$—	$122,787	$96,909	$4,588	$—	$101,497
Capital expenditures	$201,653	$3,100	$—	$204,753	$138,838	$4,105	$—	$142,943
________________

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretions shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	$114,785	$10,327	$—	$125,112	$96,909	$5,884	$—	$102,793
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	8,555	68	—	8,623	2,636	97	—	2,733
Acquisition and integration costs	2,016	3	—	2,019	5,659	—	—	5,659
Depreciation, amortization and accretion	251,806	6,254	—	258,060	245,176	5,015	—	250,191
Amortization of prepaid lease purchase price adjustments	5,174	—	—	5,174	3,895	—	—	3,895
Interest expense and amortization of deferred financing costs	134,439	3,051	(3,051)	134,439	146,400	3,683	(3,683)	146,400
Interest income	(56)	(53)	—	(109)	(114)	(59)	—	(173)
Other income (expense)	(2,827)	6	3,051	230	(947)	—	3,683	2,736
Benefit (provision) for income taxes	(1,434)	4,716	—	3,282	(3,040)	2,852	—	(188)
Stock-based compensation expense	16,842	582	—	17,424	11,956	981	—	12,937
Adjusted EBITDA(b)	$529,300	$24,954	$—	$554,254	$508,530	$18,453	$—	$526,983
________________

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	The above reconciliation excludes line items included in the Company's Adjusted EBITDA definition for which there is no activity for the periods shown.

10.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$120,949	$126,540
Income taxes paid	2,498	7,400
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(13,557)	(7,582)
Purchase of property and equipment under capital leases and installment purchases	12,407	8,012

11.	Subsequent Events

Proposed Sunesys Acquisition

On April 30, 2015, the Company announced a definitive agreement to acquire Quanta Fiber Networks, Inc. ("Sunesys") for approximately $1.0 billion in cash, subject to certain limited adjustments ("Proposed Sunesys Acquisition"). Sunesys, a wholly owned subsidiary of Quanta Services, Inc., is a fiber services provider that owns or has rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S. Approximately 60% of Sunesys' fiber miles are located in the top 10 basic trading areas in the U.S. The Proposed Sunesys Acquisition is expected to close by the end of 2015.

2015 Tower Revenue Notes Offering

On May 1, 2015, the Company announced that it had priced $1.0 billion of Senior Secured Tower Revenue Notes ("2015 Tower Revenue Notes") which will be issued by certain of its indirect subsidiaries. The 2015 Tower Revenue Notes consist of (1) $300 million of 3.222% Notes with an expected life of seven years and a final maturity date of May 2042, and (2) $700 million of 3.663% Notes with an expected life of ten years and a final maturity date of May 2045.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company expects to use the net proceeds received from this offering (1) to repay $250.0 million of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) to pay fees and expenses related to the offering of the 2015 Tower Revenue Notes and repayment of the August 2010 Tower Revenue Notes, and (3) for general corporate purposes. The Company expects the offering of the 2015 Tower Revenue Notes to close on or about May 15, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2014 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2014 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp., and its predecessor, as applicable, and their subsidiaries unless otherwise indicated or the context suggests otherwise.

General Overview
Overview
We own, operate and lease shared wireless infrastructure. Site rental revenues represented 82% of our first quarter 2015 consolidated net revenues. CCUSA, our largest operating segment, accounted for 95% of our first quarter 2015 site rental revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
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

Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2015.

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes.

◦
As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our stockholders.

◦
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders.

◦	See note 4 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
Our site rental revenues grew $20.4 million, or 3%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 6% increase from new leasing activity.

▪	An approximate 3% increase from cash escalations.

▪	An approximate 4% decrease in site rental revenues caused by the non-renewal of tenant leases.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the tenant's option, currently representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 87% of our consolidated site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% and 75% of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-third of our site rental gross margin.

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

◦	64% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦	During January and February 2015, we amended our 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion.

◦	In May 2015, we priced $1.0 billion of 2015 Tower Revenue Notes and expect the offering to close on or about May 15, 2015. See note 11 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $460.8 million.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During March 2015, we paid a common stock cash dividend of $0.82 per share, totaling approximately $273.7 million. We currently expect our anticipated quarterly dividends to result in aggregate annual cash payments of approximately $1.1 billion during 2015, or an annual amount of $3.28 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $187.8 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦
In April 2015, we entered into a definitive agreement to acquire Sunesys for approximately $1.0 billion in cash, subject to certain limited adjustments. See note 11 to our condensed consolidated financial statements.

Outlook Highlights
The following are certain highlights of our full year 2015 outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenue growth will be benefited by similar levels of tenant additions as in 2014, as large U.S. wireless carriers upgrade their networks, partially offset by an increase in non-renewals of tenant leases. During 2015, we expect non-renewals of tenant leases to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network and (2) the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"), at least in part, which we expect to occur predominately from 2015 through 2018. See "Item 1A—Risk Factors" in our 2014 Form 10-K.

•	We expect sustaining capital expenditures of approximately 2% of net revenues for full year 2015.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2014 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2014 Form 10-K).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,		Percent Change(b)
	2015	2014
	(Dollars in thousands)
Net revenues:
Site rental	$767,606	$747,162	3%
Network services and other	173,395	128,788	35%
Net revenues	941,001	875,950	7%
Operating expenses:
Costs of operations(a):
Site rental	240,980	228,076	6%
Network services and other	88,878	72,874	22%
Total costs of operations	329,858	300,950	10%
General and administrative	79,487	64,849	23%
Asset write-down charges	8,623	2,733	*
Acquisition and integration costs	2,019	5,659	*
Depreciation, amortization and accretion	258,060	250,191	3%
Total operating expenses	678,047	624,382	9%
Operating income (loss)	262,954	251,568	5%
Interest expense and amortization of deferred financing costs	(134,439)	(146,400)	(8)%
Interest income	109	173
Other income (expense)	(230)	(2,736)
Income (loss) before income taxes	128,394	102,605
Benefit (provision) for income taxes	(3,282)	188
Net income (loss)	125,112	102,793
Less: net income (loss) attributable to the noncontrolling interest	2,325	1,296
Net income (loss) attributable to CCIC stockholders	122,787	101,497
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$111,790	$90,500
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL."

First Quarter 2015 and 2014. Our consolidated results of operations for the first quarter of 2015 and 2014, respectively, consist predominately of our CCUSA segment, which accounted for (1) 96% and 96% of consolidated net revenues, (2) 95% and 96% of consolidated gross margins, and (3) 93% and 95% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the first quarter of 2015 are (1) CCUSA, consisting of our U.S. operations, and (2) CCAL, our Australian operations. Our financial results are reported to management and the board of directors in this manner. See "Item 1. Business—The Company" of our 2014 Form 10-K for a discussion of our plans to explore a potential sale of CCAL. There can be no assurances that the exploration of a potential sale will result in a transaction.
See note 9 to our condensed consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
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
CCUSA—First Quarter 2015 and 2014
Net revenues for the first quarter of 2015 increased by $58.7 million, or 7%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $16.6 million, or 2%, and (2) network services and other revenues of $42.1 million, or 33%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, construction of wireless infrastructure, and non-renewals of tenant leases. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Business Fundamentals and Results."
Site rental gross margins for the first quarter of 2015 increased by $3.0 million, or 1%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues.
Network services and other gross margin increased by $27.0 million, or 49%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services and other work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and the AT&T Acquisition. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first quarter of 2015 increased by $15.4 million, or approximately 26%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the first quarter of 2015 and 7% of net revenues for the first quarter of 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was related to (1) the expansion in the size of our wireless infrastructure portfolio primarily due to the AT&T Acquisition and small cell network activities and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for the first quarter of 2015 increased by $20.8 million, or 4%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the first quarter of 2015 increased by $6.6 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment.

Interest expense and amortization of deferred financing costs decreased $12.0 million, or 8%, from the first quarter of 2014 to the first quarter of 2015 as a result of (1) an $8.7 million decrease in the amortization of interest rate swaps and (2) our refinancing activities. For a further discussion of our debt, see note 3 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in our 2014 Form 10-K.
For the first quarter of 2015 and 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  See note 4 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2014 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2015 was income of $114.8 million compared to income of $96.9 million for the first quarter of 2014. The increase in net income attributable to CCIC stockholders was primarily due to (1) an increase in our operating income and (2) the previously mentioned decrease in our interest expense and amortization of deferred financing costs.
CCAL—First Quarter 2015 and 2014
The increases and decreases between the first quarter of 2015 and the first quarter of 2014 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first quarter of 2015 was approximately 0.79, a decrease of 12% from approximately 0.90 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Net revenues increased by 19%, inclusive of the aforementioned decrease in exchange rates. Site rental revenues, site rental gross margins and Adjusted EBITDA increased from the first quarter of 2014 to the first quarter of 2015 by 12%, 20% and 35%, inclusive of the negative impact from the aforementioned change in exchange rates. This increase in site rental revenues exclusive of the negative exchange rates was driven by various other factors, inclusive of straight-line accounting, including in no particular order: tenant additions on our wireless infrastructure, renewals of tenant leases, acquisitions, escalations, and non-renewals of tenant leases. The change in site rental gross margin and Adjusted EBITDA was primarily due to the same factors that drove the changes in site rental revenues. Net income (loss) attributable to CCIC stockholders for the first quarter of 2015 was net income of $8.0 million, compared to net income of $4.6 million for the first quarter of 2014.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (see "Item 2. MD&A—General Overview—Overview") predominately from the largest U.S. wireless carriers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results.
We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on the growth in small cell activity, we expect to increase our capital spending on the construction of small cell networks from 2014 to 2015. We seek to fund our discretionary investments with both net cash provided by operating activities and, cash available from financing capacity, such as the use of our undrawn availability from the 2012 Revolver, debt financings and issuances of equity or equity related securities.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our recent REIT conversion and our NOLs. See note 4 to our condensed consolidated financial statements and our 2014 Form 10-K.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 3 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2015
(In thousands of dollars)
Cash and cash equivalents(a)	$240,153
Undrawn 2012 Revolver availability(b)	1,370,000
Total debt and other long-term obligations	12,070,091
Total equity	6,558,793

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2012 Credit Facility. See our 2014 Form 10-K.
Over the next 12 months:

•
We expect that our cash on hand, undrawn availability from our 2012 Revolver and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $116.0 million (principal payments), (2) common stock dividend payments expected to be $3.28 per share, or an aggregate of approximately $1.1 billion during 2015, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expect to be equal to or greater than current levels). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. We have $504.3 million of debt that has anticipated repayment dates during the year. Although these anticipated repayment dates are not contractual maturity dates, we expect to refinance this debt prior to the respective anticipated repayment dates. See note 11 regarding the pricing of $1.0 billion of 2015 Tower Revenue Notes in May 2015, a portion of the proceeds of which we expect to utilize to repay the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of March 31, 2015 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$460,794	$362,283	$98,511
Investing activities	(222,760)	(204,219)	(18,541)
Financing activities	(172,241)	(174,459)	2,218
Effect of exchange rate changes on cash	(1,260)	(6,462)	5,202
Net increase (decrease) in cash and cash equivalents	$64,533	$(22,857)	$87,390
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2015 of $98.5 million, or 27%, from the first three months of 2014, was due primarily to (1) a net benefit from changes in working capital, and (2) growth in our network services. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

Investing Activities
Capital Expenditures

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$23,817	$20,396	$3,421
Wireless infrastructure construction and improvements	163,995	111,116	52,879
Sustaining	16,941	11,431	5,510
Total	$204,753	$142,943	$61,810
Our sustaining capital expenditures have historically been less than 2% of net revenues annually and are expected to be slightly higher in 2015 due to expansion of our office facilities. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to continue to invest in capital expenditures (sustaining and discretionary) over the next 12 months at levels equal to or greater than current levels. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
Capital expenditures for wireless infrastructure construction and improvements increased from the first three months of 2014 to 2015 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds. Capital expenditures for wireless infrastructure improvements typically vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.
Acquisitions. See note 11 for a discussion of our definitive agreement to acquire Sunesys.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately $1.1 billion during 2015), paying dividends on our Convertible Preferred Stock (expected to be approximately $45 million during 2015), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See also note 11 for a discussion of the pricing of the 2015 Tower Revenue Notes.
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. During January and February 2015, we increased the aggregate revolving commitment under the 2012 Revolver by $730 million to approximately $2.2 billion. As of May 4, 2015, there was $785.0 million outstanding and $1.4 billion in undrawn availability under our revolving credit facility. See also note 3 of our condensed consolidated financial statements.
Common Stock Activity. As of March 31, 2015 and December 31, 2014, we had 333.8 million and 333.9 million common shares outstanding, respectively. See notes 8 and 11 to our condensed consolidated financial statements for further discussion of the common stock dividends.
Convertible Preferred Stock Activity. As of March 31, 2015 and December 31, 2014, we had approximately 9.8 million shares of preferred stock outstanding. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1188 shares (based on the current maximum conversion price of $89.38) and 1.3984 shares (based on the current minimum conversion price of $71.51) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1188, subject to certain anti-dilution adjustments. See note 8 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2015.

Debt Covenants
The credit agreement governing the 2012 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2014 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2014 Form 10-K. The critical accounting policies and estimates for the first three months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the three months ended March 31, 2015 had a material impact on our condensed consolidated financial statements.
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
We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of lease revenues under our long-term leases, our ability to obtain and maintain our tenants, and our ability to operate our wireless infrastructure effectively;

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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($12.1 billion outstanding at March 31, 2015 and $11.9 billion at December 31, 2014);

•
our $4.3 billion and $4.2 billion of floating rate debt at March 31, 2015 and December 31, 2014, respectively; which represented approximately 36% and 35% of our total debt, as of March 31, 2015 and as of December 31, 2014, respectively; and

•	potential future borrowings of incremental debt.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We have $504.3 million of debt that has anticipated repayment dates during 2015. While these anticipated repayment dates are not contractual maturity dates, we expect to refinance this debt prior to the respective anticipated repayment dates. We currently have no interest rate swaps hedging any refinancings.
See note 11 regarding the pricing of $1.0 billion of 2015 Tower Revenue Notes in May 2015, a portion of the proceeds of which we expect to utilize to repay the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2015, we had $4.3 billion of floating rate debt, which included $2.8 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor.

Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2015. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes and the WCP Securitized Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See note 3 and 11 to our condensed consolidated financial statements for additional information regarding our debt and our 2014 Form 10-K.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2015	2016	2017		2018		2019	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$49,202	$62,798	$559,758	(f)	$38,747		$31,827	$6,998,827	(c)(d)	$7,741,159	(c)(d)	$8,214,096
Average interest rate(b)(c)(d)	4.6%	6.0%	2.8%		5.1%		5.3%	7.4%	(c)(d)	7.1%	(c)(d)

Variable rate	$33,903	$61,767	$61,767		$1,451,767	(g)	$565,642	$2,155,300		$4,330,146		$4,318,445
Average interest rate(e)	2.7%	2.9%	3.4%		3.7%		4.2%	4.5%		4.1%
________________

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.

(b)	The average interest rate represents the weighted-average stated coupon rate (see footnotes (c) and (d)).

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 3 to our condensed consolidated financial statements for a discussion of the 2014 Refinancings, which includes discussion on the April 2014 repayment of our January 2010 Tower Revenue Notes with an anticipated repayment date in 2015. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017, and 2020, respectively. If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2014 Excess Cash Flow of the issuers of the tower revenue notes was approximately $502.9 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates. See note 11 regarding the pricing of $1.0 billion of 2015 Tower Revenue Notes in May 2015, a portion of the proceeds of which we expect to utilize to repay the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015.

(d)
If the WCP securitized notes with a current face value of $254.3 million are not repaid in full by their anticipated repayment dates in 2015, the applicable interest rate increases by an additional approximately 5% per annum. If the WCP securitized notes are not repaid in full by their rapid amortization date of 2017, monthly principal payments commence using the Excess Cash Flow of the issuers of the WCP securitized notes. The WCP securitized notes are presented based on their contractual maturity dates in 2040. The full year 2014 Excess Cash Flow of issuers of the WCP securitized notes was approximately $8 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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

(f)	Predominantly consists of $500 million in aggregate principal of 2.381% secured notes due 2017.

(g)	Predominantly consists of the 2012 Revolver and Tranche A Term Loans. See note 3 to our condensed consolidated financial statements.
Foreign Currency Risk
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 4% of our consolidated net revenues and 7% of our operating income for the three months ended March 31, 2015. See "Item 2. MD&A—Comparison of Operating Segments" for a discussion of the change in the Australian dollar to U.S. dollar exchange rate. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar to U.S. dollar exchange rate would increase or decrease the fair value of our Australian dollar denominated financial instruments by approximately $6 million.

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
See the disclosure in note 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	333	88.18	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	333	$88.18	—	—
We paid $29.4 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 8, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2015	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(d)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated February 12, 2015

(e)	4.1	Form of Indenture between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(b)	10.1
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

(c)	10.2
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

(d)	10.3	Crown Castle International Corp. 2015 Executive Management Team Annual Incentive Plan

(d)	10.4	Summary of Non-Employee Director Compensation

*	10.5	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 22, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 3, 2015.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 19, 2015.

(e)	Incorporated by reference to the exhibit in the Registration Statement previously filed by the Registrant on Form S-3 (File No. 333-203074) on March 27, 2015.