Form 10-Q
period 2015-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2015-08-07
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Number of shares of common stock outstanding at August 5, 2015: 333,761,413

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding the inclusion of portions of our small cells within our REIT, and (10) our dividend policy, including the timing, amount, growth or tax characterization of any dividends.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338,609	$151,312
Restricted cash	143,016	147,411
Receivables, net	253,342	313,308
Prepaid expenses	138,355	138,873
Deferred income tax assets	29,842	24,806
Other current assets	214,396	94,503
Assets from discontinued operations (see note 3)	—	412,783
Total current assets	1,117,560	1,282,996
Deferred site rental receivables	1,256,517	1,202,058
Property and equipment, net of accumulated depreciation of $5,420,258 and $5,052,395, respectively	9,042,284	8,982,783
Goodwill	5,160,106	5,196,485
Other intangible assets, net	3,631,987	3,681,551
Long-term prepaid rent, deferred financing costs and other assets, net	803,175	797,403
Total assets	$21,011,629	$21,143,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153,909	$162,397
Accrued interest	67,067	66,943
Deferred revenues	313,355	279,882
Other accrued liabilities	151,211	182,081
Current maturities of debt and other obligations	94,702	113,335
Liabilities from discontinued operations (see note 3)	—	127,493
Total current liabilities	780,244	932,131
Debt and other long-term obligations	11,036,602	11,807,526
Deferred income tax liabilities	35,117	39,889
Other long-term liabilities	1,755,430	1,626,502
Total liabilities	13,607,393	14,406,048
Commitments and contingencies (note 10)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2015—333,762,344 and December 31, 2014—333,856,632	3,339	3,339
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2015 and December 31, 2014—9,775,000; aggregate liquidation value: June 30, 2015 and December 31, 2014—$977,500	98	98
Additional paid-in capital	9,518,103	9,512,396
Accumulated other comprehensive income (loss)	(6,866)	15,820
Dividends/distributions in excess of earnings	(2,110,438)	(2,815,428)
Total CCIC stockholders' equity	7,404,236	6,716,225
Noncontrolling interest from discontinued operations	—	21,003
Total equity	7,404,236	6,737,228
Total liabilities and equity	$21,011,629	$21,143,276

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Site rental	$737,091	$710,783	$1,468,471	$1,425,575
Network services and other	162,346	167,459	331,437	294,430
Net revenues	899,437	878,242	1,799,908	1,720,005
Operating expenses:
Costs of operations(a):
Site rental	237,031	227,032	469,244	445,676
Network services and other	89,400	101,901	176,318	173,701
General and administrative	73,125	63,318	147,181	121,959
Asset write-down charges	3,620	3,105	12,175	5,741
Acquisition and integration costs	2,377	19,125	4,393	24,784
Depreciation, amortization and accretion	253,153	246,583	504,959	491,759
Total operating expenses	658,706	661,064	1,314,270	1,263,620
Operating income (loss)	240,731	217,178	485,638	456,385
Interest expense and amortization of deferred financing costs	(134,466)	(144,534)	(268,905)	(290,934)
Gains (losses) on retirement of long-term obligations	(4,181)	(44,629)	(4,157)	(44,629)
Gains (losses) on foreign currency swaps (see note 6)	59,779	—	59,779	—
Interest income	325	108	381	222
Other income (expense)	194	(5,920)	(55)	(8,656)
Income (loss) from continuing operations before income taxes	162,382	22,203	272,681	112,388
Benefit (provision) for income taxes	4,144	3,101	5,579	6,141
Income (loss) from continuing operations	166,526	25,304	278,260	118,529
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	6,312	10,053	19,690	19,621
Net gain (loss) from disposal of discontinued operations, net of tax	981,540	—	981,540	—
Income (loss) from discontinued operations, net of tax	987,852	10,053	1,001,230	19,621
Net income (loss)	1,154,378	35,357	1,279,490	138,150
Less: Net income (loss) attributable to the noncontrolling interest	1,018	1,348	3,343	2,644
Net income (loss) attributable to CCIC stockholders	1,153,360	34,009	1,276,147	135,506
Dividends on preferred stock	(10,997)	(10,997)	(21,994)	(21,994)
Net income (loss) attributable to CCIC common stockholders	$1,142,363	$23,012	$1,254,153	$113,512
Net income (loss)	$1,154,378	$35,357	$1,279,490	$138,150
Other comprehensive income (loss):
Amounts reclassified into "interest expense and amortization of deferred financing costs", net of taxes (see note 5)	7,490	16,162	14,981	32,344
Foreign currency translation adjustments	3,401	6,332	(12,861)	18,469
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	(25,678)	—	(25,678)	—
Total other comprehensive income (loss)	(14,787)	22,494	(23,558)	50,813
Comprehensive income (loss)	1,139,591	57,851	1,255,932	188,963
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1,401	1,696	2,471	3,640
Comprehensive income (loss) attributable to CCIC stockholders	$1,138,190	$56,155	$1,253,461	$185,323
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.47	$0.04	$0.77	$0.29
Income (loss) from discontinued operations, basic	$2.96	$0.03	$3.00	$0.05
Net income (loss) attributable to CCIC common stockholders, basic	$3.43	$0.07	$3.77	$0.34
Income (loss) from continuing operations, diluted	$0.47	$0.04	$0.77	$0.29
Income (loss) from discontinued operations, diluted	$2.95	$0.03	$2.99	$0.05
Net income (loss) attributable to CCIC common stockholders, diluted	$3.42	$0.07	$3.76	$0.34
Weighted-average common shares outstanding (in thousands):
Basic	333,091	332,344	332,902	332,189
Diluted	333,733	333,081	333,665	333,034
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2015		2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$278,260		$118,529
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	504,959		491,759
Gains (losses) on retirement of long-term obligations	4,157		44,629
Gains (losses) on foreign currency swaps	(59,779)		—
Amortization of deferred financing costs and other non-cash interest	23,804		41,485
Stock-based compensation expense	30,131		27,373
Asset write-down charges	12,175		5,741
Deferred income tax benefit (provision)	(10,170)		(9,882)
Other non-cash adjustments, net	(1,024)		(1,468)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	124		1,266
Increase (decrease) in accounts payable	1,493		(23,686)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	130,044		183,005
Decrease (increase) in receivables	60,231		(54,442)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(55,527)		(101,373)
Net cash provided by (used for) operating activities	918,878		722,936
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(64,725)		(85,788)
Capital expenditures	(420,883)		(299,298)
Receipts from foreign currency swaps	54,475		—
Other investing activities, net	(8,080)		2,378
Net cash provided by (used for) investing activities	(439,213)		(382,708)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000		845,750
Principal payments on debt and other long-term obligations	(53,718)		(55,385)
Purchases and redemptions of long-term debt	(1,069,337)		(836,899)
Purchases of capital stock	(29,490)		(21,730)
Borrowings under revolving credit facility	450,000		494,000
Payments under revolving credit facility	(1,145,000)		(534,000)
Payments for financing costs	(16,348)		(15,834)
Net (increase) decrease in restricted cash	9,093		24,386
Dividends/distributions paid on common stock	(547,371)		(233,684)
Dividends paid on preferred stock	(21,994)		(22,360)
Net cash provided by (used for) financing activities	(1,424,165)		(355,756)
Net increase (decrease) in cash and cash equivalents - continuing operations	(944,500)		(15,528)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	4,881		40,740
Net cash provided by (used for) investing activities	1,103,577		(15,096)
Net increase (decrease) in cash and cash equivalents - discontinued operations	1,108,458		25,644
Effect of exchange rate changes	(969)		(6,031)
Cash and cash equivalents at beginning of period	175,620	(a)	223,394	(a)
Cash and cash equivalents at end of period	$338,609		$227,479	(a)
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, April 1, 2015	333,761,959	$3,339	9,775,000	$98	$9,503,335	$19,538	$(11,234)	$(2,978,356)	$22,073	$6,558,793
Stock-based compensation related activity, net of forfeitures	1,829	—	—	—	14,887	—	—	—	—	14,887
Purchases and retirement of capital stock	(1,444)	—	—	—	(119)	—	—	—	—	(119)
Other comprehensive income (loss)(a)	—	—	—	—	—	(22,660)	7,490	—	383	(14,787)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(274,445)	—	(274,445)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	1,153,360	1,018	1,154,378
Balance, June 30, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236

(a)
See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and notes 3 and 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, April 1, 2014	333,795,981	$3,338	9,775,000	$98	$9,473,311	$69,750	$(65,691)	$(2,562,541)	$16,402	$6,934,667
Stock-based compensation related activity, net of forfeitures	68,299	1	—	—	15,416	—	—	—	—	15,417
Purchases and retirement of capital stock	(3,200)		—	—	(313)	—	—	—	—	(313)
Other comprehensive income (loss)(a)	—	—	—	—	—	5,984	16,162	—	348	22,494
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,189)	—	(117,189)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	34,009	1,348	35,357
Balance, June 30, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	240,245	2	—	—	35,195	—	—	—	—	35,197
Purchases and retirement of capital stock	(334,533)	(2)	—	—	(29,488)	—	—	—	—	(29,490)
Other comprehensive income (loss)(a)	—	—	—	—	—	(37,667)	14,981	—	(872)	(23,558)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(549,163)	—	(549,163)
Preferred stock dividends	—	—	—	—	—	—	—	(21,994)	—	(21,994)
Net income (loss)	—	—	—	—	—	—	—	1,276,147	3,343	1,279,490
Balance, June 30, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236

(a)
See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and notes 3 and 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2014	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	82,330	1	—	—	27,372	—	—	—	—	27,373
Purchases and retirement of capital stock	(291,266)	(3)	—	—	(21,727)	—	—	—	—	(21,730)
Other comprehensive income (loss)(a)	—	—	—	—	—	17,473	32,344	—	996	50,813
Common stock dividends/distributions								(234,351)		(234,351)
Preferred stock dividends								(21,994)		(21,994)
Net income (loss)	—	—	—	—	—	—	—	135,506	2,644	138,150
Balance, June 30, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2014, and related notes thereto, included in the 2014 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise.
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, and to a lesser extent, (2) small cell networks, and (3) third party land interests. The Company's wireless infrastructure is geographically dispersed throughout the United States, including Puerto Rico ("U.S."). See note 3 for a discussion of the Company's May 2015 sale of its formerly 77.6% owned subsidiary that operates towers in Australia (referred to as "CCAL").
The Company's core business is providing access, including space or capacity, to its wireless infrastructure via long-term contracts in various forms, including licenses, subleases and lease agreements. The Company's wireless infrastructure can accommodate multiple tenants for antennas or other equipment necessary for the transmission of signals for wireless communication.
As part of the Company's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) the following site development services relating to existing or new antenna installations on its wireless infrastructure: site acquisition, architectural and engineering, or zoning and permitting and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 8.
Approximately 55% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with Sprint, T-Mobile, and AT&T. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2015, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the implementation and presentation of discontinued operations. The guidance requires that only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations qualify as discontinued operations. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

new guidance was effective for the Company on January 1, 2015, and the Company has applied the new guidance for the sale of CCAL. See note 3.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year. This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company is evaluating the guidance, including the impact on its consolidated financial statements.

3.	Discontinued Operations
On May 14, 2015, the Company entered into a definitive agreement to sell CCAL to a consortium of investors led by Macquarie Infrastructure and Real Assets (collectively, “Buyer”). On May 28, 2015, the Company completed the sale. At closing, the Company received net proceeds of approximately $1.1 billion after accounting for the Company's 77.6% ownership interest, repayment of intercompany debt owed to the Company by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale (see note 6). The purchase price is subject to customary working capital adjustments pursuant to the Share Purchase Agreement.
As part of the sale of CCAL, in January 2016, the Company is entitled to receive an installment payment from the Buyer totaling approximately $124 million, inclusive of the impact of the related foreign currency swap (see note 6). The Buyer's obligation related to the installment payment is unconditional and is substantiated by an irrevocable letter of credit. The installment payment is included within "other current assets" on the Company's condensed consolidated balance sheet.
During the second quarter 2015, the Company used net proceeds from the sale of CCAL to repay portions of outstanding borrowings under its 2012 Credit Facility.
The Company entered into foreign currency swaps to manage and reduce its foreign currency risk associated with the sale of CCAL. These swaps are not included in discontinued operations. See note 6.
CCAL has historically been a separate operating segment of the Company (see note 12). The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted on January 1, 2015 (see note 2). The sale of CCAL represents a strategic shift of the Company to solely focus on U.S. operations. The gain from disposal of CCAL is included in discontinued operations on the condensed consolidated statement of operations. The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2014, and their results of operations and cash flows for the six months ended June 30, 2015 and 2014.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

			As of December 31, 2014
Assets and liabilities related to discontinued operations:
Current assets			$61,289
Property and equipment			165,528
Other non-current assets			185,966
Total assets related to discontinued operations			$412,783
Current liabilities			94,297
Non-current liabilities			33,196
Total liabilities related to discontinued operations			$127,493

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015 (b)(c)	2014(b)	2015 (b)(c)	2014(b)
Total revenues	$24,763	$38,103	$65,293	$72,290
Total cost of operations (a)	6,771	11,505	17,498	22,011
Depreciation, amortization, and accretion	3,914	7,652	10,168	12,667
Total other expenses	5,026	6,000	10,481	12,246
Pre-tax income from discontinued operations	9,052	12,946	27,146	25,366
Net income (loss) from discontinued operations(d)	$6,312	$10,053	$19,690	$19,621

(a)	Exclusive of depreciation, amortization, and accretion.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations. net of tax, as presented on the condensed consolidated statement of operations.
In the second quarter of 2015, the Company recorded a gain on the sale of CCAL, which was comprised of the following items:

Cash received from sale of CCAL(a)	$1,139,791
Installment payment receivable due January 2016(a)	117,384
Total proceeds from sale of CCAL	$1,257,175
Adjusted for:
Net assets and liabilities related to discontinued operations(b)(c)	258,575
Transaction fees and expenses	21,588
Foreign currency translation reclassification adjustments(d)	(25,678)
Pre-tax gain (loss) from disposal of discontinued operations	1,002,690
Income taxes related to the sale of CCAL	21,150
Gain (loss) from disposal of discontinued operations	$981,540

(a)	Exclusive of foreign currency swaps and based on exchange rates as of May 28, 2015, which was the closing date of the Company's sale of CCAL. See note 6.

(b)	Represents net assets attributable to CCIC, net of the disposition of noncontrolling interest of $23.5 million.

(c)	Inclusive of $11.1 million of cash.

(d)
Represents foreign currency translation adjustments previously included in "accumulated other comprehensive income (loss)" on the condensed consolidated balance sheet and reclassified to gain (loss) from disposal of discontinued operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Acquisitions
Sunesys Acquisition
On April 29, 2015, the Company entered into a definitive agreement to acquire Quanta Fiber Networks, Inc. ("Sunesys") for approximately $1.0 billion in cash, subject to certain limited adjustments ("Sunesys Acquisition"). Sunesys, a wholly owned subsidiary of Quanta Services, Inc., is a fiber services provider that owns or has rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey, with approximately 60% of Sunesys' fiber miles are located in the top 10 basic trading areas. On August 4, 2015, the Company closed the Sunesys Acquisition. See note 14.

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Outstanding Balance as of June 30, 2015		Outstanding Balance as of December 31, 2014	Stated Interest Rate as of June 30, 2015(a)(b)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Jan. 2019		$—	(c)	$695,000	1.9%
Tranche A Term Loans	Jan. 2012	Jan. 2019		637,656		645,938	1.9%
Tranche B Term Loans	Jan. 2012	Jan. 2021		2,258,479	(e)	2,835,509	3.0%
Total bank debt				2,896,135		4,176,447
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2037 - 2040	(d)	1,600,000		1,600,000	6.0%
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)(f)	1,300,000		1,550,000	4.7%
May 2015 Tower Revenue Notes	May 2015	2042 - 2045	(d)(f)	1,000,000		—	3.5%
2009 Securitized Notes	July 2009	2019/2029		151,207		160,822	7.5%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(f)	—		262,386	N/A
Total securitized debt				4,051,207		3,573,208
Bonds - fixed rate:
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,969		1,649,969	5.3%
2012 Secured Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		846,289		846,062	4.9%
Total bonds				3,996,258		3,996,031
Other:
Capital leases and other obligations	Various	Various		187,704		175,175	Various
Total debt and other obligations				11,131,304		11,920,861
Less: current maturities and short-term debt and other current obligations				94,702		113,335
Non-current portion of long-term debt and other long-term obligations				$11,036,602		$11,807,526

(a)	See the 2014 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	Represents the weighted-average stated interest rate.

(c)
During January and February 2015, the Company amended its 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion. As of June 30, 2015, the undrawn availability under the 2012 Revolver was $2.2 billion. See note 14.

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

(e)
During the second quarter of 2015, the Company repaid the portion of its Tranche B Term Loans that were due January 2019, which had an outstanding balance of $564.1 million. As of June 30, 2015, the entire outstanding amount of the Company's Tranche B Term Loans was due January 2021.

(f)
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("May 2015 Tower Revenue Notes"), which were issued by certain of its indirect subsidiaries pursuant to the existing indenture governing the 2010 Tower Revenue Notes and having similar terms and security as the 2010 Tower Revenue Notes. The 2015 Tower Revenue Notes consist of (1) $300 million aggregate principal amount of 3.222% Notes with an expected life of seven years and a final maturity date of May 2042, and (2) $700 million aggregate principal amount of 3.663% Notes with an expected

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

life of ten years and a final maturity date of May 2045. The Company used the net proceeds received from the May 2015 Tower Revenue Notes offering (1) to repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) to repay all of the previously outstanding WCP Securitized Notes, (3) to repay portions of outstanding borrowings under its 2012 Credit Facility, and (4) to pay related fees and expenses. Collectively, the 2010 Tower Revenue Notes and the May 2015 Tower Revenue Notes are referred to herein as the "Tower Revenue Notes."
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2015. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2015	2016	2017	2018	2019	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$45,050	$101,405	$598,612	$96,212	$586,102	$9,707,634	$11,135,015	$(3,711)	$11,131,304
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2015.

	Six Months Ended June 30, 2015
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
August 2010 Tower Revenue Notes	$250,000	$250,000	$(159)
WCP Securitized Notes	252,830	252,830	2,105
Tranche B Term Loans	564,137	564,137	(6,127)
Other	2,394	2,370	24
Total	$1,069,361	$1,069,337	$(4,157)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $4.2 million related to the net write off of deferred financing costs, premiums and discounts.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense on debt obligations	122,398	123,930	$245,101	$249,449
Amortization of deferred financing costs	5,554	5,521	11,173	11,162
Amortization of adjustments on long-term debt	(381)	(896)	(1,262)	(1,851)
Amortization of interest rate swaps(a)	7,490	16,162	14,981	32,344
Other, net of capitalized interest	(595)	(183)	(1,088)	(170)
Total	$134,466	$144,534	$268,905	$290,934

(a)	Amounts reclassified from "accumulated other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Foreign Currency Swaps
During May 2015, the Company entered into two foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The Company does not enter into foreign currency swaps for speculative or trading purposes. The foreign currency swaps were originally comprised of the following:

Item Swapped	Notional Amount	Forward Rate	Start Date	End Date	Pay Amount	Receive Amount	Fair Value at June 30, 2015
May 2015 cash receipt from sale of CCAL	A$1,400,000	0.8072	May 2015	June 2015	Australian Dollar	US Dollar	N/A	(a)
Installment payment from Buyer	A$155,000	0.79835	May 2015	January 2016	Australian Dollar	US Dollar	$5,304	(b)

(a)	In conjunction with closing the CCAL sale on May 28, 2015, the Company cash settled the Australian dollar $1.4 billion swap and recorded a gain on foreign currency swaps of $54.5 million.

(b)
As of June 30, 2015, the Company marked-to-market this foreign currency swap and recorded (1) an asset within "other current assets" on the Company's condensed consolidated balance sheet and (2) a corresponding gain on foreign currency swaps on the Company's condensed consolidated statement of operations.

7.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$338,609	$338,609	$151,312	$151,312
Restricted cash, current and non-current	1	148,016	148,016	152,411	152,411
Foreign currency swaps	2	5,304	5,304	—	—
Liabilities:
Long-term debt and other obligations	2	11,131,304	11,383,915	11,920,861	12,286,161
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Foreign currency swaps are valued at settlement amounts using observable exchange rates and, if material, reflect an adjustment for the Company's and contract counterparty's credit risk. There were no changes since December 31, 2014 in the Company's valuation techniques used to measure fair values.

8.	Income Taxes
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company's TRS assets and operations (along with any part of the Company's small cells that may remain in a TRS) will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards.
During the second quarter 2015, the Company recorded approximately $21.2 million in state income taxes related to the sale of CCAL. In conjunction with the sale of CCAL, the Company expects to utilize approximately $1.0 billion of its $2.0 billion net operating loss carryforward to fully offset the tax gain from the sale of CCAL. Further, as a result of the sale of CCAL, the Company expects that a significant portion of its common stock dividend distributions during 2015 will be characterized as capital gains distributions. See note 3.
For the six months ended June 30, 2015 and the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the six months ended June 30, 2015 and the three months ended March 31, 2014 primarily related to the TRSs.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$166,526	$25,304	$278,260	$118,529
Dividends on preferred stock	(10,997)	(10,997)	(21,994)	(21,994)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$155,529	$14,307	$256,266	$96,535

Income (loss) from discontinued operations, net of tax	987,852	10,053	1,001,230	19,621
Less: Net income (loss) attributable to the noncontrolling interest	1,018	1,348	3,343	2,644
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	$986,834	$8,705	$997,887	$16,977

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	333,091	332,344	332,902	332,189
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	642	737	763	845
Diluted weighted-average number of common shares outstanding	333,733	333,081	333,665	333,034

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	0.47	0.04	0.77	0.29
Income (loss) from discontinued operations, basic	2.96	0.03	3.00	0.05
Net income (loss) attributable to CCIC common stockholders, basic	3.43	0.07	3.77	0.34
Income (loss) from continuing operations, diluted	0.47	0.04	0.77	0.29
Income (loss) from discontinued operations, diluted	2.95	0.03	2.99	0.05
Net income (loss) attributable to CCIC common stockholders, diluted	3.42	0.07	3.76	0.34
During the six months ended June 30, 2015, the Company granted 1.0 million restricted stock units. For the six months ended June 30, 2015 and 2014, 11.9 million common share equivalents and 13.1 million common share equivalents, respectively, related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

10.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase approximately 55% of the Company's towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2015, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 12, 2015	March 20, 2015	March 31, 2015	$0.82	$274.7	(a)
Common Stock	May 29, 2015	June 19, 2015	June 30, 2015	$0.82	$274.5	(a)
Convertible Preferred Stock	December 22, 2014	January 15, 2015	February 2, 2015	$1.1250	$11.0
Convertible Preferred Stock	March 27, 2015	April 15, 2015	May 1, 2015	$1.1250	$11.0
Convertible Preferred Stock	June 21, 2015	July 15, 2015	August 3, 2015	$1.1250	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on August 3, 2015 based on holders of record on July 15, 2015.
See note 14.
Purchases of the Company's Common Stock
For the six months ended June 30, 2015, the Company purchased 0.3 million shares of its common stock utilizing $29.5 million in cash.

12.	Operating Segments
The Company has determined that presently, following the sale of CCAL, it has one reportable operating segment, CCUSA, consisting of its U.S. operations, which is consistent with its current operational and financial reporting structure. Financial results for the Company are currently reported to the Company's management team and board of directors in this manner.
Prior to its sale in May 2015, CCAL, the Company's previously 77.6% owned subsidiary that owns and operates towers in Australia, was a reportable segment. As a result of the sale of CCAL, the Company's segment data has been reclassified for all periods presented to include CCAL on a discontinued operations basis.
The Company will continue its evaluation of its operating segments following the disposition of CCAL and its change in strategic focus to its U.S. business. To the extent the Company makes changes to its financial reporting or organizational structure, including upon completion or integration of the Sunesys Acquisition, the Company will evaluate any impact such changes may have to its segment reporting.

13.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$244,977	$248,183
Income taxes paid	8,489	12,690
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(10,102)	7,201
Purchase of property and equipment under capital leases and installment purchases	25,769	18,129
Installment payment receivable for sale of CCAL (see note 3)	117,384	—

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

14.	Subsequent Events
Sunesys Acquisition Closing
On August 4, 2015, the Company closed the Sunesys Acquisition for approximately $1.0 billion in cash. The Company utilized borrowings under the 2012 Revolver of $835 million and cash on hand to fund the cash consideration of $1.0 billion. See note 4 for further discussion of the Sunesys Acquisition.
Common Stock Dividend
On July 30, 2015, the Company declared a quarterly common stock cash dividend of $0.82 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on September 30, 2015, to common stock holders of record as of September 18, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2014 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2014 Form 10-K. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp., and its predecessor, as applicable, and their subsidiaries.

General Overview
Overview
We own, operate and lease shared wireless infrastructure that are geographically dispersed throughout the U.S. with a significant presence in the top 100 BTAs. Site rental revenues represented 82% of our second quarter 2015 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
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

Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2015.

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

◦	See note 8 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

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

◦
Our site rental revenues grew $42.9 million, or 3%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 6% increase from new leasing activity.

▪	An approximate 3% increase from cash escalations.

▪	An approximate 4% decrease in site rental revenues caused by the non-renewal of tenant leases.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the tenant's option, currently representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 92% of our consolidated site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

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

◦	74% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦	During January and February 2015, we amended our 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion.

◦
During the second quarter 2015, we (1) issued $1.0 billion aggregate principal amount of the May 2015 Tower Revenue Notes, (2) repaid $250.0 million of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (3) repaid all of the previously outstanding WCP Securitized Notes, and (4) repaid a portion of our outstanding borrowings under our 2012 Credit Facility. See note 5 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $918.9 million.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of March and June 2015, we paid a common stock cash dividend of $0.82 per share, totaling approximately $547.4 million. During July 2015, we declared a common stock cash dividend of $0.82 per share to be paid in September 2015. See notes 11 and 14 to our condensed consolidated financial statements for discussion of our common stock dividends. We currently expect our anticipated quarterly dividends to result in aggregate annual cash payments of approximately $1.1 billion during 2015, or an annual amount of $3.28 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See note 8 to our condensed consolidated financial statements for discussion surrounding the tax treatment of our dividends.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $376.8 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

Sale of CCAL
On May 14, 2015, we entered into a definitive agreement to sell our 77.6% owned Australian subsidiary, CCAL, to a consortium of investors led by Macquarie Infrastructure and Real Assets. On May 28, 2015, we completed the sale of CCAL. At closing, we received net proceeds of approximately $1.1 billion after accounting for our ownership interest, repayment of intercompany debt owed to us by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale. The purchase price is subject to customary working capital adjustments pursuant to the Share Purchase Agreement.
As part of the sale of CCAL, in January 2016, we are entitled to receive an installment payment of $124 million from the Buyer, inclusive of the impact of the related foreign currency swap (see note 6 to our condensed consolidated financial statements). During the second quarter 2015, we used net proceeds from the sale of CCAL to repay portions of outstanding borrowings under our 2012 Credit Facility.
We entered into foreign currency swaps to manage and reduce our foreign currency risk associated with the sale of CCAL. These swaps are not included in discontinued operations. See note 6 to our condensed consolidated financial statements.
Sunesys Acquisition
On April 29, 2015, we entered into a definitive agreement to acquire Sunesys for approximately $1.0 billion in cash, subject to certain limited adjustments. Sunesys, a wholly owned subsidiary of Quanta Services, Inc., is a fiber services provider that owns or has rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey, with approximately 60% of Sunesys' fiber miles are located in the top 10 basic trading areas. On August 4, 2015, we closed the Sunesys Acquisition. See notes 4 and 14 to our condensed consolidated financial statements.
Outlook Highlights
The following are certain highlights of our full year 2015 outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenue growth will be benefited by similar levels of tenant additions as in 2014, as large U.S. wireless carriers upgrade their networks, partially offset by an increase in non-renewals of tenant leases. During 2015, we expect non-renewals of tenant leases to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network and (2) the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks, at least in part, which we expect to occur predominately from 2015 through 2018. See "Item 1A—Risk Factors" in our 2014 Form 10-K.

•	We expect sustaining capital expenditures to be slightly higher than 2% of net revenues for full year 2015 due to expansion of our office facilities.

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
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,		Percent Change(b)
	2015	2014
	(Dollars in thousands)
Net revenues:
Site rental	$737,091	$710,783	4%
Network services and other	162,346	167,459	(3)%
Net revenues	899,437	878,242	2%
Operating expenses:
Costs of operations(a):
Site rental	237,031	227,032	4%
Network services and other	89,400	101,901	(12)%
Total costs of operations	326,431	328,933	(1)%
General and administrative	73,125	63,318	15%
Asset write-down charges	3,620	3,105	*
Acquisition and integration costs	2,377	19,125	*
Depreciation, amortization and accretion	253,153	246,583	3%
Total operating expenses	658,706	661,064	—%
Operating income (loss)	240,731	217,178	11%
Interest expense and amortization of deferred financing costs	(134,466)	(144,534)	(7)%
Gains (losses) on retirement of long-term obligations	(4,181)	(44,629)
Gains (losses) on foreign currency swaps	59,779	—
Interest income	325	108
Other income (expense)	194	(5,920)
Income (loss) from continuing operations before income taxes	162,382	22,203
Benefit (provision) for income taxes	4,144	3,101
Income (loss) from continuing operations	166,526	25,304
Discontinued operations:
Income (loss) from discontinued operations, net of tax	6,312	10,053
Net gain (loss) from disposal of discontinued operations, net of tax	981,540	—
Income (loss) from discontinued operations, net of tax	987,852	10,053
Net income (loss)	1,154,378	35,357
Less: net income (loss) attributable to the noncontrolling interest	1,018	1,348
Net income (loss) attributable to CCIC stockholders	1,153,360	34,009
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$1,142,363	$23,012
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations.

	Six Months Ended June 30,		Percent Change(b)
	2015	2014
	(Dollars in thousands)
Net revenues:
Site rental	$1,468,471	$1,425,575	3%
Network services and other	331,437	294,430	13%
Net revenues	1,799,908	1,720,005	5%
Operating expenses:
Costs of operations(a):
Site rental	469,244	445,676	5%
Network services and other	176,318	173,701	2%
Total costs of operations	645,562	619,377	4%
General and administrative	147,181	121,959	21%
Asset write-down charges	12,175	5,741	*
Acquisition and integration costs	4,393	24,784	*
Depreciation, amortization and accretion	504,959	491,759	3%
Total operating expenses	1,314,270	1,263,620	4%
Operating income (loss)	485,638	456,385	6%
Interest expense and amortization of deferred financing costs	(268,905)	(290,934)	(8)%
Gains (losses) on retirement of long-term obligations	(4,157)	(44,629)
Gains (losses) on foreign currency swaps	59,779	—
Interest income	381	222
Other income (expense)	(55)	(8,656)
Income (loss) from continuing operations before income taxes	272,681	112,388
Benefit (provision) for income taxes	5,579	6,141
Income (loss) from continuing operations	278,260	118,529
Discontinued operations:
Income (loss) from discontinued operations, net of tax	19,690	19,621
Net gain (loss) from disposal of discontinued operations, net of tax	981,540	—
Income (loss) from discontinued operations, net of tax	1,001,230	19,621
Net income (loss)	1,279,490	138,150
Less: net income (loss) attributable to the noncontrolling interest	3,343	2,644
Net income (loss) attributable to CCIC stockholders	1,276,147	135,506
Dividends on preferred stock	(21,994)	(21,994)
Net income (loss) attributable to CCIC common stockholders	$1,254,153	$113,512
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations.

Comparison of Operating Results
We have determined that presently, following the sale of CCAL, we have one reportable operating segment,  CCUSA, consisting of our U.S. operations, which is consistent with our current operational and financial reporting structure. Our financial results are currently reported to management and the board of directors in this manner.
Prior to its sale in May 2015, CCAL, our previously 77.6% owned subsidiary that owns and operates towers in Australia, was a reportable segment. As a result of the sale of CCAL, our historical financial statements have been reclassified for all periods presented to include CCAL on a discontinued operations basis. See also "Item 2. MD&A—General Overview—Sale of CCAL".
We will continue our evaluation of our operating segments following the disposition of CCAL, and our change in strategic focus to our U.S. business. To the extent we make changes to our financial reporting or organizational structure, including upon completion and integration of the Sunesys Acquisition, we will evaluate any impact such changes may have to our segment reporting.

Second Quarter 2015 and 2014
Net revenues for the second quarter of 2015 increased by $21.2 million, or 2%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in site rental revenues of $26.3 million, or 4%, offset by a decrease in network services and other revenues of $5.1 million, or 3%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, construction of wireless infrastructure, and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Business Fundamentals and Results."
Site rental gross margins for the second quarter of 2015 increased by $16.3 million, or 3%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 4% increase in site rental revenues.
Network services and other gross margin increased by $7.4 million, or 11%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services and other work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and the AT&T Acquisition. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2015 increased by $9.8 million, or approximately 15%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the second quarter of 2015 and 7% of net revenues for the second quarter of 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was related to (1) the expansion in the size of our wireless infrastructure portfolio primarily due to our recent acquisitions and small cell network activities and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for the second quarter of 2015 increased by $11.4 million, or 2%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the second quarter of 2015 increased by $6.6 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment.
Interest expense and amortization of deferred financing costs decreased $10.1 million, or 7%, from the second quarter of 2014 to the second quarter of 2015 as a result of (1) a $8.7 million decrease in the amortization of interest rate swaps and (2) our refinancing activities. During the second quarter of 2015, we issued an aggregate principal amount of $1.0 billion in May 2015 Tower Revenue Notes, which, together with proceeds received from our sale of CCAL, provided us with funding to (1) repay $250.0 million of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) repay all of the previously outstanding WCP Securitized Notes, (3) repay portions of outstanding borrowings under our 2012 Credit Facility, and (4) pay related fees and expenses. During the second quarter of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015, and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the second quarter 2015 and 2014, we incurred losses of $4.2 million and $44.6 million, respectively. For a further discussion of our debt, see note 5 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in our 2014 Form 10-K.
The decrease in acquisition and integration expenses for the second quarter of 2015 compared to the second quarter of 2014 was a result of expenses recorded during the second quarter of 2014 related to our acquisitions in 2012 and 2013.
During the second quarter of 2015, we entered into foreign currency swaps to manage and reduce our foreign currency risk related to the sale of CCAL and recorded a gain on foreign currency swaps of $59.8 million. See note 6 to our condensed consolidated financial statements.
For the second quarter of 2015 and 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  See note 8 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2014 Form 10-K.

Income from discontinued operations, net of tax, decreased $3.7 million due to the sale of CCAL occurring mid-quarter on May 28, 2015. In addition, during the second quarter of 2015, we recorded a gain on the sale of discontinued operations, net of tax, of $981.5 million.
Net income (loss) attributable to CCIC stockholders for the second quarter of 2015 was income of $1.2 billion compared to income of $34.0 million for the second quarter of 2014. The increase in net income attributable to CCIC stockholders was primarily due to the gain recorded on the sale of CCAL.
First Half 2015 and 2014
Net revenues for the first six months of 2015 increased by $79.9 million, or 5%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $42.9 million, or 3%, and (2) network services and other revenues of $37.0 million, or 13%. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, construction of wireless infrastructure, and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Business Fundamentals and Results."
Site rental gross margins for the first six months of 2015 increased by $19.3 million, or 2%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 3% increase in site rental revenues.
Network services and other gross margin increased by $34.4 million, or 28%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and AT&T Acquisition. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first six months of 2015 increased by $25.2 million, or approximately 21%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the first six months of 2015 and 7% of net revenues for the first six months of 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was related to (1) the expansion in the size of our wireless infrastructure portfolio primarily due to our recent acquisitions and small cell network activities and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for the first six months of 2015 increased by $32.2 million, or 3%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities.
Depreciation, amortization and accretion for the first six months of 2015 increased by $13.2 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment.
Interest expense and amortization of deferred financing costs decreased $22.0 million, or 8%, from the first six months of 2014 to the first six months of 2015, as a result of (1) a $17.4 million decrease in the amortization of interest rate swaps and (2) our refinancing activities. During the second quarter of 2015, we issued an aggregate principal amount of $1.0 billion in May 2015 Tower Revenue Notes, which, together with proceeds received from our sale of CCAL, provided us with funding to (1) repay $250.0 million aggregate principal amount of the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) repay all of the previously outstanding WCP Securitized Notes, (3) repay portions of outstanding borrowings under our 2012 Credit Facility, and (4) pay related fees and expenses. During the first six months of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the first six months of 2015 and the first six months of 2014, we incurred losses of $4.2 million and $44.6 million, respectively. For a further discussion of our debt, see note 5 to our condensed consolidated financial and see note 7 to our consolidated financial statements in the 2014 Form 10-K.
The decrease in acquisition and integration expenses for the first six months of 2015 compared to the first six months of 2014 was a result of expenses recorded during the first six months of 2014 related to our acquisitions in 2012 and 2013.
During the second quarter of 2015, we entered into foreign currency swaps to manage and reduce our foreign currency risk related to the sale of CCAL and recorded a gain on foreign currency swaps of $59.8 million. See note 6 to our condensed consolidated financial statements.

For the first six months of 2015 and 2014, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 8 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2014 Form 10-K.
Income from discontinued operations, net of tax, was consistent from the first six months of 2014 to the first six months of 2015. In addition, during the first half of 2015, we recorded a gain on the sale of discontinued operations, net of tax, of $981.5 million.
Net income (loss) attributable to CCIC stockholders for the first half of 2015 was income of $1.3 billion compared to income of $135.5 million for the first half of 2014. The increase in net income attributable to CCIC stockholders was primarily due to the gain recorded on the sale of CCAL.

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
We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on the growth in small cell activity, we expect to increase our capital spending on the construction of small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and, cash available from financing capacity, such as the use of our undrawn availability from the 2012 Revolver, debt financings and issuances of equity or equity related securities.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our recent REIT conversion and our NOLs. See note 8 to our condensed consolidated financial statements and our 2014 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2015
(In thousands of dollars)
Cash and cash equivalents(a)(c)	$338,609
Undrawn 2012 Revolver availability(b)(c)	2,230,000
Total debt and other long-term obligations(c)	11,131,304
Total equity	7,404,236

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2012 Credit Facility. See our 2014 Form 10-K.

(c)
Exclusive of $835 million in borrowings under our 2012 Revolver and cash on hand used to fund the Sunesys Acquisition in August 2015. See notes 4 and 14 to our condensed consolidated financial statements.

Over the next 12 months:

•
We expect that our cash on hand, undrawn availability from our 2012 Revolver and net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $94.7 million (principal payments), (2) common stock dividend payments expected to be $3.28 per share, or an aggregate of approximately $1.1 billion during 2015, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expect to be equal to or greater than current levels). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of June 30, 2015 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) from continuing operations:
Operating activities	$918,878	$722,936	$195,942
Investing activities	(439,213)	(382,708)	(56,505)
Financing activities	(1,424,165)	(355,756)	(1,068,409)
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,108,458	25,644	1,082,814
Effect of exchange rate changes on cash	(969)	(6,031)	5,062
Net increase (decrease) in cash and cash equivalents	$162,989	$4,085	$158,904
Operating Activities
The increase in net cash provided by operating activities from continuing operations for the first six months of 2015 of $195.9 million, or 27%, from the first six months of 2014, was due primarily to (1) a net benefit from changes in working capital, and (2) growth in our network services. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$51,782	$39,785	$11,997
Wireless infrastructure construction and improvements	324,994	236,538	88,456
Sustaining	44,107	22,975	21,132
Total	$420,883	$299,298	$121,585
Our sustaining capital expenditures have historically been less than 2% of net revenues annually and are slightly higher in 2015 due to expansion of our office facilities. Our discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. We expect to invest in discretionary capital expenditures over the next 12 months at levels equal to or greater than current levels as a result of increased growth in the construction of small cell networks. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
Capital expenditures for wireless infrastructure construction and improvements increased from the first six months of 2014 to 2015 primarily as a result of improvements to towers to accommodate new tenant additions and small cell network builds.

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
Sale of CCAL. See note 3 to our condensed consolidated financial statements for a discussion of our May 2015 sale of CCAL, our previously 77.6% owned Australian subsidiary.
Foreign Currency Swaps. During May 2015, in conjunction with our sale of CCAL, we entered into foreign currency swaps to manage and reduce our foreign currency risk associated with the sale of CCAL. See note 6 to our condensed consolidated financial statements.
Acquisitions. See notes 4 and 14 to our condensed consolidated financial statements for a discussion of the Sunesys Acquisition, which closed in August 2015.
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
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, such as the Sunesys Acquisition, and purchases of our common stock. During January and February 2015, we increased the aggregate revolving commitment under the 2012 Revolver by $730 million to approximately $2.2 billion. As of August 5, 2015, following the closing of the Sunesys Acquisition, there was $835 million outstanding and $1.4 billion in undrawn availability under our revolving credit facility. See also note 5 to our condensed consolidated financial statements.
Incurrence of Debt. See note 5 to our condensed consolidated financial statements for a discussion of our May 2015 issuance of the May 2015 Tower Revenue Notes, which (1) provided us with funding to repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015,all of the previously outstanding WCP Securitized Notes, and portions of outstanding borrowings under our 2012 Credit Facility, (2) lowered our cost of debt, and (3) extended the weighted-average maturity of our debt obligations.
Debt Purchases and Repayments. See note 5 to our condensed consolidated financial statements for a summary of our debt repayments during May 2015, including the gains (losses) on (1) the repayment of $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) the repayment of all of the previously outstanding WCP Securitized Notes, and (3) the repayment of outstanding borrowings under our 2012 Credit Facility.
Common Stock Activity. As of June 30, 2015 and December 31, 2014, we had 333.8 million and 333.9 million common shares outstanding, respectively. See notes 11 and 14 to our condensed consolidated financial statements for further discussion of the common stock dividends.
Convertible Preferred Stock Activity. As of June 30, 2015 and December 31, 2014, we had approximately 9.8 million shares of preferred stock outstanding. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1300 shares (based on the current maximum conversion price of $88.50) and 1.4124 shares (based on the current minimum conversion price of $70.80) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1300, subject to certain anti-dilution adjustments. See note 11 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2015.

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2014 Form 10-K. The critical accounting policies and estimates for the first six months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements.
Non-GAAP Financial Measures
Historically, our measurement of profit or loss used to evaluate the operating performance of our operating segments has been earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted ("Adjusted EBITDA"). As discussed in note 12 to our condensed consolidated financial statements, we are currently in the process of evaluating the financial reporting and organizational structure used to manage our business, including the scope and content of the financial data being reported to our management team and board of directors. Our definition of Adjusted EBITDA is set forth below. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$1,154,378	$35,357
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	(987,852)	(10,053)
Asset write-down charges	3,620	3,105
Acquisition and integration costs	2,377	19,125
Depreciation, amortization and accretion	253,153	246,583
Amortization of prepaid lease purchase price adjustments	5,070	5,663
Interest expense and amortization of deferred financing costs	134,466	144,534
Gains (losses) on retirement of long-term obligations	4,181	44,629
Gains (losses) on foreign currency swaps	(59,779)	—
Interest income	(325)	(108)
Other income (expense)	(194)	5,920
Benefit (provision) for income taxes	(4,144)	(3,101)
Stock-based compensation expense	15,975	17,883
Adjusted EBITDA(a)	$520,926	$509,537

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.

	Six Months Ended June 30,
	2015	2014
Net income (loss)	$1,279,490	$138,150
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	(1,001,230)	(19,621)
Asset write-down charges	12,175	5,741
Acquisition and integration costs	4,393	24,784
Depreciation, amortization and accretion	504,959	491,759
Amortization of prepaid lease purchase price adjustments	10,244	9,558
Interest expense and amortization of deferred financing costs	268,905	290,934
Gains (losses) on retirement of long-term obligations	4,157	44,629
Gains (losses) on foreign currency swaps	(59,779)	—
Interest income	(381)	(222)
Other income (expense)	55	8,656
Benefit (provision) for income taxes	(5,579)	(6,141)
Stock-based compensation expense	32,816	29,840
Adjusted EBITDA(a)	$1,050,225	$1,018,067

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.
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

•	it is the primary measure of profit and loss historically used by management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

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

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss historically used for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a performance goal in employee annual incentive compensation;

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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, and exclusive of amounts borrowed in August 2015 to fund the Sunesys Acquisition:

•	the potential refinancing of our existing debt ($11.1 billion outstanding at June 30, 2015 and $11.9 billion at December 31, 2014);

•
our $2.9 billion and $4.2 billion of floating rate debt at June 30, 2015 and December 31, 2014, respectively; which represented approximately 26% and 35% of our total debt, as of June 30, 2015 and as of December 31, 2014, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2012 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2015, we had $2.9 billion of floating rate debt, which included $2.3 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $1 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $4 million exclusive of the impact of the LIBOR floor.

Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2015. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See notes 5 and 7 to our condensed consolidated financial statements and our 2014 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2015	2016	2017		2018	2019		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$25,304	$45,351	$542,558	(f)	$40,158	$33,173		$7,552,334	(c)(d)	$8,238,878	(c)(d)	$8,501,465
Average interest rate(b)(c)(d)	4.5%	4.6%	2.6%		5.0%	5.2%		6.8%	(c)(d)	6.5%	(c)(d)
Variable rate	$19,746	$56,054	$56,054		$56,054	$552,929	(g)(h)	$2,155,300		$2,896,137		$2,882,450
Average interest rate(e)	2.6%	2.8%	3.4%		3.9%	4.0%		5.1%		4.8%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $1.0 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 5 to our condensed consolidated financial statements for a discussion of our issuance of $1.0 billion of the May 2015 Tower Revenue Notes with anticipated repayment dates ranging between 2022 and 2025.

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2037 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2014 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $502.9 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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

(f)	Predominantly consists of $500 million in aggregate principal of 2.381% secured notes due 2017.

(g)	Predominantly consists of the Tranche A Term Loans due January 2019. See note 5 to our condensed consolidated financial statements.

(h)	In August 2015, we utilized approximately $835 million in borrowings under our 2012 Revolver to fund the Sunesys Acquisition. See notes 4, 5 and 14 to our condensed consolidated financial statements.
Foreign Currency Risk
Following the May 2015 sale of CCAL (as discussed in note 3 to our condensed consolidated financial statements), the vast majority of our foreign currency risk is related to the installment payment receivable of A$155 million from the Buyer due in January 2016. As discussed in note 6 to our condensed consolidated financial statements, we have hedged this installment payment receivable via an Australian dollar foreign currency swap, which effectively eliminates our foreign currency exposure to the Australian dollar.

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
See the disclosure in note 10 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2015	—		—	—
May 1 - May 31, 2015	1	82.06	—	—
June 1 - June 30, 2015	—		—	—
Total	1	$82.06	—	—
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

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 7, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(b)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(d)	4.1
Indenture Supplement, dated as of May 15, 2015, relating to the Senior Secured Tower Revenue Notes, Series 2015-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(d)	4.2
Indenture Supplement, dated as of May 15, 2015, relating to the Senior Secured Tower Revenue Notes, Series 2015-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(c)	10.1	Stock Purchase Agreement, dated as of April 25, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC

*	10.2
Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended March 31, 2015.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 21, 2015.