Form 10-Q
period 2015-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2015-11-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Number of shares of common stock outstanding at November 4, 2015: 333,771,307

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of Sprint decommissioning its iDEN network and the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding the inclusion of portions of our small cells within our REIT, and (10) our dividend policy, including the timing, amount, growth or tax characterization of any dividends.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,116	$151,312
Restricted cash	116,653	147,411
Receivables, net	324,566	313,308
Prepaid expenses	143,675	138,873
Deferred income tax assets	33,110	24,806
Other current assets	222,251	94,503
Assets from discontinued operations (see note 3)	—	412,783
Total current assets	1,024,371	1,282,996
Deferred site rental receivables	1,282,752	1,202,058
Property and equipment, net of accumulated depreciation of $5,604,110 and $5,052,395, respectively	9,498,568	8,982,783
Goodwill	5,527,134	5,196,485
Other intangible assets, net	3,837,360	3,681,551
Long-term prepaid rent, deferred financing costs and other assets, net	825,459	797,403
Total assets	$21,995,644	$21,143,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,024	$162,397
Accrued interest	69,184	66,943
Deferred revenues	314,648	279,882
Other accrued liabilities	181,498	182,081
Current maturities of debt and other obligations	102,188	113,335
Liabilities from discontinued operations (see note 3)	—	127,493
Total current liabilities	824,542	932,131
Debt and other long-term obligations	12,039,178	11,807,526
Deferred income tax liabilities	32,317	39,889
Other long-term liabilities	1,859,304	1,626,502
Total liabilities	14,755,341	14,406,048
Commitments and contingencies (note 10)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2015—333,771,499 and December 31, 2014—333,856,632	3,339	3,339
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2015 and December 31, 2014—9,775,000; aggregate liquidation value: September 30, 2015 and December 31, 2014—$977,500	98	98
Additional paid-in capital	9,532,597	9,512,396
Accumulated other comprehensive income (loss)	(3,754)	15,820
Dividends/distributions in excess of earnings	(2,291,977)	(2,815,428)
Total CCIC stockholders' equity	7,240,303	6,716,225
Noncontrolling interest from discontinued operations	—	21,003
Total equity	7,240,303	6,737,228
Total liabilities and equity	$21,995,644	$21,143,276

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Site rental	$764,606	$717,623	$2,233,077	$2,143,198
Network services and other	153,501	175,260	484,938	469,690
Net revenues	918,107	892,883	2,718,015	2,612,888
Operating expenses:
Costs of operations(a):
Site rental	247,000	230,599	716,244	676,275
Network services and other	86,859	101,814	263,177	275,514
General and administrative	76,699	65,212	223,880	187,171
Asset write-down charges	7,477	4,932	19,652	10,673
Acquisition and integration costs	7,608	4,068	12,001	28,852
Depreciation, amortization and accretion	261,662	247,206	766,621	738,965
Total operating expenses	687,305	653,831	2,001,575	1,917,450
Operating income (loss)	230,802	239,052	716,440	695,438
Interest expense and amortization of deferred financing costs	(129,877)	(141,287)	(398,782)	(432,221)
Gains (losses) on retirement of long-term obligations	—	—	(4,157)	(44,629)
Interest income	789	107	1,170	329
Other income (expense)	(1,214)	(694)	58,510	(9,350)
Income (loss) from continuing operations before income taxes	100,500	97,178	373,181	209,567
Benefit (provision) for income taxes	3,801	1,977	9,380	8,118
Income (loss) from continuing operations	104,301	99,155	382,561	217,685
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	8,882	19,690	28,502
Net gain (loss) from disposal of discontinued operations, net of tax	(522)	—	981,018	—
Income (loss) from discontinued operations, net of tax	(522)	8,882	1,000,708	28,502
Net income (loss)	103,779	108,037	1,383,269	246,187
Less: Net income (loss) attributable to the noncontrolling interest	—	1,100	3,343	3,744
Net income (loss) attributable to CCIC stockholders	103,779	106,937	1,379,926	242,443
Dividends on preferred stock	(10,997)	(10,997)	(32,991)	(32,991)
Net income (loss) attributable to CCIC common stockholders	$92,782	$95,940	$1,346,935	$209,452
Net income (loss)	$103,779	$108,037	$1,383,269	$246,187
Other comprehensive income (loss):
Amounts reclassified into "interest expense and amortization of deferred financing costs," net of taxes (see note 5)	3,744	15,551	18,725	47,895
Foreign currency translation adjustments	(632)	(24,177)	(13,493)	(5,708)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	—	—	(25,678)	—
Total other comprehensive income (loss)	3,112	(8,626)	(20,446)	42,187
Comprehensive income (loss)	106,891	99,411	1,362,823	288,374
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	(327)	—	3,313
Comprehensive income (loss) attributable to CCIC stockholders	$106,891	$99,738	$1,362,823	$285,061
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.28	$0.27	$1.05	$0.56
Income (loss) from discontinued operations, basic	$—	$0.02	$3.00	$0.07
Net income (loss) attributable to CCIC common stockholders, basic	$0.28	$0.29	$4.05	$0.63
Income (loss) from continuing operations, diluted	$0.28	$0.26	$1.05	$0.55
Income (loss) from discontinued operations, diluted	$—	$0.03	$2.99	$0.08
Net income (loss) attributable to CCIC common stockholders, diluted	$0.28	$0.29	$4.04	$0.63
Weighted-average common shares outstanding (in thousands):
Basic	333,049	332,413	332,951	332,264
Diluted	333,711	333,241	333,735	333,020
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2015		2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$382,561		$217,685
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	766,621		738,965
Gains (losses) on retirement of long-term obligations	4,157		44,629
Gains (losses) on settled swaps	(54,475)		—
Amortization of deferred financing costs and other non-cash interest	32,394		61,322
Stock-based compensation expense	44,711		39,497
Asset write-down charges	19,652		10,673
Deferred income tax benefit (provision)	(16,199)		(14,589)
Other non-cash adjustments, net	(7,240)		(1,967)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	2,241		2,461
Increase (decrease) in accounts payable	(8,310)		28,037
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	214,607		259,178
Decrease (increase) in receivables	(703)		(64,079)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(89,141)		(170,886)
Net cash provided by (used for) operating activities	1,290,876		1,150,926
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,083,319)		(174,356)
Capital expenditures	(658,240)		(498,960)
Receipts from foreign currency swaps	54,475		—
Other investing activities, net	(1,561)		2,787
Net cash provided by (used for) investing activities	(1,688,645)		(670,529)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000		845,750
Principal payments on debt and other long-term obligations	(78,049)		(86,197)
Purchases and redemptions of long-term debt	(1,069,337)		(836,899)
Purchases of capital stock	(29,576)		(21,778)
Borrowings under revolving credit facility	1,560,000		567,000
Payments under revolving credit facility	(1,240,000)		(587,000)
Payments for financing costs	(17,415)		(15,899)
Net (increase) decrease in restricted cash	28,435		39,882
Dividends/distributions paid on common stock	(821,056)		(350,535)
Dividends paid on preferred stock	(32,991)		(33,357)
Net cash provided by (used for) financing activities	(699,989)		(479,033)
Net increase (decrease) in cash and cash equivalents - continuing operations	(1,097,758)		1,364
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	4,359		41,304
Net cash provided by (used for) investing activities	1,103,577		(20,154)
Net increase (decrease) in cash and cash equivalents - discontinued operations	1,107,936		21,150
Effect of exchange rate changes	(1,682)		(7,358)
Cash and cash equivalents at beginning of period	175,620	(a)	223,394	(a)
Cash and cash equivalents at end of period	$184,116		$238,550	(a)
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, July 1, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236
Stock-based compensation related activity, net of forfeitures	10,198	—	—	—	14,579	—	—	—	—	14,579
Purchases and retirement of capital stock	(1,043)	—	—	—	(85)	—	—	—	—	(85)
Other comprehensive income (loss)(a)	—	—	—	—	—	(632)	3,744	—	—	3,112
Common stock dividends/distributions	—	—	—	—	—	—	—	(274,321)	—	(274,321)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	103,779	—	103,779
Balance, September 30, 2015	333,771,499	$3,339	9,775,000	$98	$9,532,597	$(3,754)	$—	$(2,291,977)	$—	$7,240,303

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, July 1, 2014	333,861,080	$3,339	9,775,000	$98	$9,488,414	$75,734	$(49,529)	$(2,656,718)	$18,098	$6,879,436
Stock-based compensation related activity, net of forfeitures	(980)	—	—	—	12,124	—	—	—	—	12,124
Purchases and retirement of capital stock	(653)	—	—	—	(48)	—	—	—	—	(48)
Other comprehensive income (loss)(a)	—	—	—	—	—	(22,750)	15,551	—	(1,427)	(8,626)
Common stock dividends/distributions	—	—	—	—	—	—	—	(117,181)	—	(117,181)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	106,937	1,100	108,037
Balance, September 30, 2014	333,859,447	$3,339	9,775,000	$98	$9,500,490	$52,984	$(33,978)	$(2,677,959)	$17,771	$6,862,745

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	250,443	2	—	—	49,775	—	—	—	—	49,777
Purchases and retirement of capital stock	(335,576)	(2)	—	—	(29,574)	—	—	—	—	(29,576)
Other comprehensive income (loss)(a)	—	—	—	—	—	(38,299)	18,725	—	(872)	(20,446)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(823,484)	—	(823,484)
Preferred stock dividends	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Net income (loss)	—	—	—	—	—	—	—	1,379,926	3,343	1,383,269
Balance, September 30, 2015	333,771,499	$3,339	9,775,000	$98	$9,532,597	$(3,754)	$—	$(2,291,977)	$—	$7,240,303

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
The Company owns, operates and leases shared wireless infrastructure, including: (1) towers, and to a lesser extent, (2) small cell networks, and (3) third party land interests. The Company's wireless infrastructure is geographically dispersed throughout the United States, including Puerto Rico ("U.S."). See note 3 for a discussion of the May 2015 sale of the Company's formerly 77.6% owned subsidiary that operated towers in Australia (referred to as "CCAL").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2015, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company will adopt the guidance on January 1, 2016. As of September 30, 2015, net deferred financing costs were $110.9 million and were recorded as a component of "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's condensed consolidated balance sheet.
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
In September 2015, the FASB issued new guidance which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires prospective application and the guidance is effective for the Company on January 1, 2016, with early adoption permitted. The Company is evaluating the guidance, including the impact on its consolidated financial statements.
In October 2015, the FASB issued new guidance on the presentation of deferred tax assets and liabilities. The guidance requires deferred tax assets and liabilities to be presented as non-current on the balance sheet. The update requires prospective application and the guidance is effective for the Company on January 1, 2017, with early adoption permitted. The Company is evaluating the guidance, including the impact on its consolidated financial statements.

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
CCAL has historically been a separate operating segment of the Company (see note 12). The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted on January 1, 2015 (see note 2). The sale of CCAL represents a strategic shift of the Company to solely focus on U.S. operations. The gain from disposal of CCAL is included in discontinued operations on the condensed consolidated statement of operations. The tables below set forth

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

the assets and liabilities related to discontinued operations at December 31, 2014, and their results of operations and cash flows for the nine months ended September 30, 2015 and 2014.

		As of December 31, 2014
Assets and liabilities related to discontinued operations:
Current assets		$61,289
Property and equipment		165,528
Other non-current assets		185,966
Total assets related to discontinued operations		$412,783
Current liabilities		94,297
Non-current liabilities		33,196
Total liabilities related to discontinued operations		$127,493

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014(b)	2015 (b)(c)	2014(b)
Total revenues	$37,142	$65,293	$109,432
Total cost of operations (a)	11,720	17,498	33,732
Depreciation, amortization, and accretion	7,656	10,168	20,323
Total other expenses	6,425	10,481	18,671
Pre-tax income from discontinued operations	11,341	27,146	36,706
Net income (loss) from discontinued operations(d)	$8,882	$19,690	$28,502

(a)	Exclusive of depreciation, amortization, and accretion shown seperately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the condensed consolidated statement of operations.
The Company recorded a gain on the sale of CCAL, which was comprised of the following items:

Cash received from sale of CCAL(a)	$1,139,369
Installment payment receivable due January 2016(a)	117,384
Total proceeds from sale of CCAL	$1,256,753
Adjusted for:
Net assets and liabilities related to discontinued operations(b)(c)	258,575
Transaction fees and expenses	21,688
Foreign currency translation reclassification adjustments(d)	(25,678)
Pre-tax gain (loss) from disposal of discontinued operations	1,002,168
Income taxes related to the sale of CCAL	21,150
Gain (loss) from disposal of discontinued operations	$981,018

(a)
Exclusive of foreign currency swaps and based on exchange rates as of May 28, 2015, which was the closing date of the Company's sale of CCAL. See note 6. The impact of fluctuations in the exchange rate subsequent to the closing date are reflected as a component of "other income (expense)" on the Company's condensed consolidated statement of operations.

(b)	Represents net assets attributable to CCIC, net of the disposition of noncontrolling interest of $23.5 million.

(c)	Inclusive of $11.1 million of cash.

(d)
Represents foreign currency translation adjustments previously included in "accumulated other comprehensive income (loss)" on the condensed consolidated balance sheet and reclassified to "gain (loss) from disposal of discontinued operations".

4.	Acquisitions
Sunesys Acquisition
In April 2015, the Company entered into a definitive agreement to acquire Quanta Fiber Networks, Inc. ("Sunesys") for approximately $1.0 billion in cash, subject to certain limited adjustments ("Sunesys Acquisition"). On August 4, 2015, the Company closed the Sunesys Acquisition. The results of operations from Sunesys have been included in the Company's consolidated statement of operations since the date of acquisition.
Prior to the closing, Sunesys was a wholly owned subsidiary of Quanta Services, Inc. and a fiber services provider that owned or had rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey. Approximately 60% of Sunesys' fiber miles were located in the top 10 basic trading areas.
The Company utilized borrowings under the 2012 Revolver and cash on hand to fund the cash consideration of approximately $1.0 billion. See note 5.
The preliminary purchase price allocation for the Sunesys Acquisition is shown below. The preliminary purchase price allocation is based upon a preliminary valuation which is subject to change as the Company obtains additional information, with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current assets	$12,821
Property and equipment	432,106
Goodwill (a)	347,547
Other intangible assets, net	249,935
Current liabilities	(25,418)
Other non-current liabilities	(29,065)
Net assets acquired (b)	$987,926

(a)
The preliminary purchase price allocation for the Sunesys Acquisition resulted in the recognition of goodwill based on the Company's expectation to leverage the Sunesys fiber footprint to support new small cell networks. The Sunesys fiber is complementary to the Company's existing fiber assets and is located where the Company expects to see wireless carrier network investments.

(b)	Assets acquired in the Sunesys Acquisition are included in the Company's REIT and as such, no deferred taxes were recorded in connection with the Sunesys Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Outstanding Balance as of September 30, 2015		Outstanding Balance as of December 31, 2014	Stated Interest Rate as of September 30, 2015(a)(b)
Bank debt - variable rate:
2012 Revolver	Jan. 2012	Jan. 2019		$1,015,000	(c)	$695,000	2.0%
Tranche A Term Loans	Jan. 2012	Jan. 2019		633,516		645,938	1.9%
Tranche B Term Loans	Jan. 2012	Jan. 2021		2,252,747	(e)	2,835,509	3.0%
Total bank debt				3,901,263		4,176,447
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2037 - 2040	(d)	1,600,000		1,600,000	6.0%
August 2010 Tower Revenue Notes	Aug. 2010	2037 - 2040	(d)(f)	1,300,000		1,550,000	4.7%
May 2015 Tower Revenue Notes	May 2015	2042 - 2045	(d)(f)	1,000,000		—	3.5%
2009 Securitized Notes	July 2009	2019/2029		146,399		160,822	7.6%
WCP Securitized Notes	Jan. 2010	Nov. 2040	(f)	—		262,386	N/A
Total securitized debt				4,046,399		3,573,208
Bonds - fixed rate:
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,969		1,649,969	5.3%
2012 Secured Notes	Dec. 2012	Dec. 2017/Apr. 2023		1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		846,405		846,062	4.9%
Total bonds				3,996,374		3,996,031
Other:
Capital leases and other obligations	Various	Various		197,330		175,175	Various
Total debt and other obligations				12,141,366		11,920,861
Less: current maturities and short-term debt and other current obligations				102,188		113,335
Non-current portion of long-term debt and other long-term obligations				$12,039,178		$11,807,526

(a)	See the 2014 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	Represents the weighted-average stated interest rate.

(c)
During January and February 2015, the Company amended its 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion. During August 2015, the Company utilized borrowings under the 2012 Revolver of $835.0 million, along with cash on hand, to fund the Sunesys Acquisition. See note 4. As of September 30, 2015, the undrawn availability under the 2012 Revolver was $1.2 billion.

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

(f)
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("May 2015 Tower Revenue Notes"), which were issued by certain of its indirect subsidiaries pursuant to the existing indenture governing the 2010 Tower Revenue Notes and having similar terms and security as the 2010 Tower Revenue Notes. The 2015 Tower Revenue Notes consist of (1) $300.0 million aggregate principal amount of 3.222% Notes with an expected life of seven years and a final maturity date of May 2042 and (2) $700.0 million aggregate principal amount of 3.663% Notes with an expected life of ten years and a final maturity date of May 2045. The Company used the net proceeds received from the May 2015 Tower Revenue Notes offering (1) to repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) to repay all of the previously outstanding WCP Securitized Notes, (3) to repay portions of outstanding borrowings under its 2012 Credit Facility, and (4) to pay related fees and expenses. Collectively, the 2010 Tower Revenue Notes and the May 2015 Tower Revenue Notes are referred to herein as the "Tower Revenue Notes."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2015. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2015	2016	2017	2018	2019	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$23,049	$105,640	$601,859	$98,208	$1,602,265	$9,713,940	$12,144,961	$(3,595)	$12,141,366
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2015
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
August 2010 Tower Revenue Notes	$250,000	$250,000	$(159)
WCP Securitized Notes	252,830	252,830	2,105
Tranche B Term Loans	564,137	564,137	(6,127)
Other	2,394	2,370	24
Total	$1,069,361	$1,069,337	$(4,157)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $4.2 million related to the net write off of deferred financing costs, premiums and discounts.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense on debt obligations	$121,287	$121,450	$366,388	$370,899
Amortization of deferred financing costs	5,451	5,516	16,624	16,678
Amortization of adjustments on long-term debt	116	(892)	(1,146)	(2,743)
Amortization of interest rate swaps(a)	3,744	15,551	18,725	47,895
Other, net of capitalized interest	(721)	(338)	(1,809)	(508)
Total	$129,877	$141,287	$398,782	$432,221

(a)	Amounts reclassified from "accumulated other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

6.	Foreign Currency Swaps
During May 2015, the Company entered into two foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The Company does not enter into foreign currency swaps for speculative or trading purposes. The foreign currency swaps were originally comprised of the following:

Item Swapped	Notional Amount	Forward Rate	Start Date	End Date	Pay Amount	Receive Amount	Fair Value at September 30, 2015
May 2015 cash receipt from sale of CCAL	A$1,400,000	0.8072	May 2015	June 2015	Australian Dollar	US Dollar	N/A	(a)
Installment payment from Buyer	A$155,000	0.79835	May 2015	January 2016	Australian Dollar	US Dollar	$15,524	(b)

(a)
In conjunction with closing the CCAL sale on May 28, 2015, the Company cash settled the swap with a notional value of Australian dollar $1.4 billion and recorded a gain on foreign currency swaps of $54.5 million, which is included as a component of "other income (expense)" on the Company's condensed consolidated statement of operations.

(b)
As of September 30, 2015, the Company marked-to-market the swap with a notional value of Australian dollar $155 million and recorded (1) an asset within "other current assets" on the Company's condensed consolidated balance sheet and (2) a corresponding gain on foreign currency swaps, which is included as a component of "other income (expense)" on the Company's condensed consolidated statement of operations.

In total, the Company recorded a gain on foreign currency swaps of $10.2 million and $70.0 million for the three months and nine months ended September 30, 2015, respectively. This gain is included as a component of "other income (expense)" on the Company's condensed consolidated statement of operations.

7.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$184,116	$184,116	$151,312	$151,312
Restricted cash, current and non-current	1	121,653	121,653	152,411	152,411
Foreign currency swaps	2	15,524	15,524	—	—
Liabilities:
Long-term debt and other obligations	2	12,141,366	12,479,140	11,920,861	12,286,161
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company's small cells other than Sunesys (see note 4) are currently included in one or more wholly owned TRSs. In August 2014, the Company received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of the Company's small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. The Company is evaluating the impact of this private letter ruling and, subject to board approval, expects to take appropriate action to include at least some part of the Company's small cells (other than Sunesys (see note 4)) as part of the REIT during 2015 or 2016. Once the Company has completed its evaluation and necessary actions to include small cells in the REIT, the Company expects to de-recognize its net deferred tax liabilities related to such part of the Company's small cells.
The Company's TRS assets and operations (along with any part of the Company's small cells that may remain in a TRS) will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal NOLs.
During the second quarter 2015, the Company recorded approximately $21.2 million in current state income tax expense related to the sale of CCAL. In conjunction with the sale of CCAL, the Company expects to utilize approximately $1.0 billion of its $2.0 billion NOLs to fully offset the tax gain from the sale of CCAL. Further, as a result of the sale of CCAL, the Company expects that a significant portion of its common stock dividend distributions during 2015 will be characterized as capital gains distributions. See note 3.
For the nine months ended September 30, 2015 and 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction. The income tax provision for the nine months ended September 30, 2015 and 2014 primarily related to the TRSs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$104,301	$99,155	$382,561	$217,685
Dividends on preferred stock	(10,997)	(10,997)	(32,991)	(32,991)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$93,304	$88,158	$349,570	$184,694

Income (loss) from discontinued operations, net of tax	(522)	8,882	1,000,708	28,502
Less: Net income (loss) attributable to the noncontrolling interest	—	1,100	3,343	3,744
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	$(522)	$7,782	$997,365	$24,758

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	333,049	332,413	332,951	332,264
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	662	828	784	756
Diluted weighted-average number of common shares outstanding	333,711	333,241	333,735	333,020

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	0.28	0.27	1.05	0.56
Income (loss) from discontinued operations, basic	—	0.02	3.00	0.07
Net income (loss) attributable to CCIC common stockholders, basic	0.28	0.29	4.05	0.63
Income (loss) from continuing operations, diluted	0.28	0.26	1.05	0.55
Income (loss) from discontinued operations, diluted	—	0.03	2.99	0.08
Net income (loss) attributable to CCIC common stockholders, diluted	0.28	0.29	4.04	0.63
During the nine months ended September 30, 2015, the Company granted 1.0 million restricted stock units. For the nine months ended September 30, 2015 and 2014, 12.4 million common share equivalents and 12.3 million common share equivalents, respectively, related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2015, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 12, 2015	March 20, 2015	March 31, 2015	$0.82	$274.7	(a)
Common Stock	May 29, 2015	June 19, 2015	June 30, 2015	$0.82	$274.5	(a)
Common Stock	July 30, 2015	September 18, 2015	September 30, 2015	$0.82	$274.3	(a)
Convertible Preferred Stock	December 22, 2014	January 15, 2015	February 2, 2015	$1.1250	$11.0
Convertible Preferred Stock	March 27, 2015	April 15, 2015	May 1, 2015	$1.1250	$11.0
Convertible Preferred Stock	June 21, 2015	July 15, 2015	August 3, 2015	$1.1250	$11.0
Convertible Preferred Stock	September 23, 2015	October 15, 2015	November 2, 2015	$1.1250	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units.

(b)	Represents amount paid on November 2, 2015 based on holders of record on October 15, 2015.
See note 14.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2015, the Company purchased 0.3 million shares of its common stock utilizing $29.6 million in cash.
"At the Market" Stock Offering Program
In August 2015, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. As of September 30, 2015, no shares of common stock were sold under the ATM Program.

12.	Operating Segments
The Company has determined that presently, following the sale of CCAL, it has one reportable operating segment, CCUSA, consisting of its U.S. operations, which is consistent with its current operational and financial reporting structure. Financial results for the Company are currently reported to the Company's management team and board of directors in this manner.
Prior to its sale in May 2015, CCAL, the Company's previously 77.6% owned subsidiary that owned and operated towers in Australia, was a reportable segment. As a result of the sale of CCAL, the Company's segment data has been reclassified for all periods presented to include CCAL on a discontinued operations basis.
The Company will continue its evaluation of its operating segments following the disposition of CCAL and its change in strategic focus to its U.S. business. To the extent the Company makes changes to its financial reporting or organizational structure, including the integration of the Sunesys Acquisition, the Company will evaluate any impact such changes may have to its segment reporting.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

13.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$364,147	$368,437
Income taxes paid	23,865	15,353
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(5,399)	2,827
Purchase of property and equipment under capital leases and installment purchases	41,331	27,772
Installment payment receivable for sale of CCAL (see note 3)	117,384	—

14.	Subsequent Events
Common Stock Dividend
On October 19, 2015, the Company declared a quarterly common stock cash dividend of $0.885 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on December 31, 2015, to common stock holders of record as of December 18, 2015.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure that are geographically dispersed throughout the U.S. with a significant presence in the top 100 BTAs. Site rental revenues represented 83% of our third quarter 2015 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
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

Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2015.

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes.

◦
As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our stockholders.

◦
To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain), each year to our stockholders.

◦	See note 8 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new customer demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

◦
Our site rental revenues grew $89.9 million, or 4%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 6% increase from new leasing activity.

▪	An approximate 3% increase from cash escalations.

▪	An approximate 4% decrease in site rental revenues caused by the non-renewal of tenant leases.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately seven years, exclusive of renewals at the tenant's option, currently representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 91% of our consolidated site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% and 75% of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-third of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 3% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	68% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦	During January and February 2015, we amended our 2012 Credit Facility agreement and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.2 billion.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.3 billion.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of the first three quarters of 2015, we paid common stock cash dividends totaling approximately $821.1 million. See "Item 2. MD&A—General Overview—Common Stock Dividend" below for a discussion of the increase to our quarterly cash dividend in the fourth quarter of 2015.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $582.8 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

Common Stock Dividend
During each of the first three quarters of 2015, we paid a quarterly common stock cash dividend of $0.82 per share, totaling approximately $821.1 million. In October 2015, we increased our quarterly cash dividend, beginning in the fourth quarter of 2015, from an annual amount of $3.28 per share to an annual amount of $3.54 per share. As such, we declared a quarterly cash dividend of $0.885 per share in October 2015, which represented an increase of 8% from the quarterly cash dividend declared during each of the first three quarters of 2015. We currently expect such dividends to result in aggregate cash payments of approximately $1.2 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in organic cash flows. Future dividends are subject to the approval of our board of directors. See notes 8, 11 and 14 to our condensed consolidated financial statements.
Sale of CCAL
In May 2015, we entered into a definitive agreement to sell our 77.6% owned Australian subsidiary, CCAL, to a consortium of investors led by Macquarie Infrastructure and Real Assets. On May 28, 2015, we completed the sale of CCAL. At closing, we received net proceeds of approximately $1.1 billion after accounting for our ownership interest, repayment of intercompany debt owed to us by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale.
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
Sunesys Acquisition
In April 2015, we entered into a definitive agreement to acquire Sunesys for approximately $1.0 billion in cash, subject to certain limited adjustments. On August 4, 2015, we closed the Sunesys Acquisition utilizing $835.0 million in 2012 Revolver borrowings and cash on hand. Prior to the closing, Sunesys was a wholly owned subsidiary of Quanta Services, Inc., and a fiber services provider that owned or had rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey. Approximately 60% of Sunesys' fiber miles were located in the top 10 basic trading areas. See note 4 to our condensed consolidated financial statements.
Outlook Highlights
The following are certain highlights of our full year 2015 and 2016 outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenue growth will be benefited by similar levels of tenant additions as in 2014, as large U.S. wireless carriers upgrade and enhance their networks, partially offset by an increase in non-renewals of tenant leases. During 2015, we expect non-renewals of tenant leases to primarily result from Sprint's decommissioning of its legacy Nextel iDEN network.

•
We expect that our full year 2016 site rental revenue growth will be benefited by similar levels of tenant additions as in 2015, as large U.S. wireless carriers upgrade and enhance their networks, partially offset by non-renewals of tenant leases primarily resulting from anticipated non-renewals of $80 million to $90 million from our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks, at least in part.

•
We expect sustaining capital expenditures to be approximately 3% of net revenues for full year 2015 due to expansion of our office facilities. We expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2016.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,		Percent Change(b)
	2015	2014
	(Dollars in thousands)
Net revenues:
Site rental	$764,606	$717,623	7%
Network services and other	153,501	175,260	(12)%
Net revenues	918,107	892,883	3%
Operating expenses:
Costs of operations(a):
Site rental	247,000	230,599	7%
Network services and other	86,859	101,814	(15)%
Total costs of operations	333,859	332,413	—%
General and administrative	76,699	65,212	18%
Asset write-down charges	7,477	4,932	*
Acquisition and integration costs	7,608	4,068	*
Depreciation, amortization and accretion	261,662	247,206	6%
Total operating expenses	687,305	653,831	5%
Operating income (loss)	230,802	239,052	(3)%
Interest expense and amortization of deferred financing costs	(129,877)	(141,287)	(8)%
Gains (losses) on retirement of long-term obligations	—	—
Interest income	789	107
Other income (expense)	(1,214)	(694)
Income (loss) from continuing operations before income taxes	100,500	97,178
Benefit (provision) for income taxes	3,801	1,977
Income (loss) from continuing operations	104,301	99,155
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	8,882
Net gain (loss) from disposal of discontinued operations, net of tax	(522)	—
Income (loss) from discontinued operations, net of tax	(522)	8,882
Net income (loss)	103,779	108,037
Less: net income (loss) attributable to the noncontrolling interest	—	1,100
Net income (loss) attributable to CCIC stockholders	103,779	106,937
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$92,782	$95,940
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations.

	Nine Months Ended September 30,		Percent Change(b)
	2015	2014
	(Dollars in thousands)
Net revenues:
Site rental	$2,233,077	$2,143,198	4%
Network services and other	484,938	469,690	3%
Net revenues	2,718,015	2,612,888	4%
Operating expenses:
Costs of operations(a):
Site rental	716,244	676,275	6%
Network services and other	263,177	275,514	(4)%
Total costs of operations	979,421	951,789	3%
General and administrative	223,880	187,171	20%
Asset write-down charges	19,652	10,673	*
Acquisition and integration costs	12,001	28,852	*
Depreciation, amortization and accretion	766,621	738,965	4%
Total operating expenses	2,001,575	1,917,450	4%
Operating income (loss)	716,440	695,438	3%
Interest expense and amortization of deferred financing costs	(398,782)	(432,221)	(8)%
Gains (losses) on retirement of long-term obligations	(4,157)	(44,629)
Interest income	1,170	329
Other income (expense)	58,510	(9,350)
Income (loss) from continuing operations before income taxes	373,181	209,567
Benefit (provision) for income taxes	9,380	8,118
Income (loss) from continuing operations	382,561	217,685
Discontinued operations:
Income (loss) from discontinued operations, net of tax	19,690	28,502
Net gain (loss) from disposal of discontinued operations, net of tax	981,018	—
Income (loss) from discontinued operations, net of tax	1,000,708	28,502
Net income (loss)	1,383,269	246,187
Less: net income (loss) attributable to the noncontrolling interest	3,343	3,744
Net income (loss) attributable to CCIC stockholders	1,379,926	242,443
Dividends on preferred stock	(32,991)	(32,991)
Net income (loss) attributable to CCIC common stockholders	$1,346,935	$209,452
________________

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations.

Comparison of Operating Results
We have determined that presently, following the sale of CCAL, we have one reportable operating segment,  CCUSA, consisting of our U.S. operations, which is consistent with our current operational and financial reporting structure. Our financial results are currently reported to management and the board of directors in this manner.
Prior to its sale in May 2015, CCAL, our previously 77.6% owned subsidiary that owned and operated towers in Australia, was a reportable segment. As a result of the sale of CCAL, our historical financial statements have been reclassified for all periods presented to include CCAL on a discontinued operations basis. See also "Item 2. MD&A—General Overview—Sale of CCAL".
We will continue our evaluation of our operating segments following the disposition of CCAL, and our change in strategic focus to our U.S. business. To the extent we make changes to our financial reporting or organizational structure, including the integration of the Sunesys Acquisition, we will evaluate any impact such changes may have to our segment reporting.

Third Quarter 2015 and 2014
Net revenues for the third quarter of 2015 increased by $25.2 million, or 3%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in site rental revenues of $47.0 million, or 7%, offset by a decrease in network services and other revenues of $21.8 million, or 12%.
The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, construction of wireless infrastructure, and non-renewals of tenant leases. Tenant additions were influenced by the ongoing efforts of large U.S. wireless carriers to upgrade and enhance their networks. See "Item 2. MD&A—Business Fundamentals and Results."
Site rental gross margins for the third quarter of 2015 increased by $30.6 million, or 6%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 7% increase in site rental revenues.
Network services and other gross margin decreased by $6.8 million, or 9%, from the same period in the prior year. The decrease in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the third quarter of 2015 increased by $11.5 million, or approximately 18%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the third quarter of 2015 and 7% of net revenues for the third quarter of 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was related to the expansion in the size of our wireless infrastructure portfolio primarily due to our recent acquisitions and small cell network activities. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for the third quarter of 2015 increased by $15.6 million, or 3%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental activities, partially offset by the aforementioned increase in general and administrative expenses and decrease in network services and other gross margin.
Depreciation, amortization and accretion for the third quarter of 2015 increased by $14.5 million, or 6%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions.
Interest expense and amortization of deferred financing costs decreased $11.4 million, or 8%, from the third quarter of 2014 to the third quarter of 2015 primarily as a result of an $11.8 million decrease in the amortization of previously settled interest rate swaps. For a further discussion of our debt and interest rate swaps, see note 5 to our condensed consolidated financial statements and see notes 7 and 8 to our consolidated financial statements in our 2014 Form 10-K.
For the third quarter of 2015 and 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status including the dividends paid deduction.  See note 8 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2014 Form 10-K.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2015 was income of $103.8 million compared to income of $106.9 million for the third quarter of 2014.
First Nine Months 2015 and 2014
Net revenues for the first nine months of 2015 increased by $105.1 million, or 4%, from the same period in the prior year. This increase in net revenues resulted from an increase from the same period in the prior year in (1) site rental revenues of $89.9 million, or 4%, and (2) network services and other revenues of $15.2 million, or 3%. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, construction of wireless infrastructure, and non-renewals of tenant leases. Tenant additions were influenced by the ongoing efforts of large U.S. wireless carriers to upgrade and enhance their networks. See "Item 2. MD&A—Business Fundamentals and Results."
Site rental gross margins for the first nine months of 2015 increased by $49.9 million, or 3%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 4% increase in site rental revenues.
Network services and other gross margin increased by $27.6 million, or 14%, from the same period in the prior year. The increase in our gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements such as LTE upgrades, (2) the volume and mix of network services work, and (3) the expansion in the size of our wireless infrastructure portfolio due to the T-Mobile Acquisition and AT&T Acquisition. Our network services business is of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first nine months of 2015 increased by $36.7 million, or approximately 20%, from the same period in the prior year. General and administrative expenses were 8% of net revenues for the first nine months of 2015 and 7% of net revenues for the first nine months of 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses in nominal dollars was related to (1) the expansion in the size of our wireless infrastructure portfolio primarily due to our recent acquisitions and small cell network activities and (2) growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of new tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for the first nine months of 2015 increased by $47.7 million, or 3%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services activities, partially offset by the aforementioned increase in general and administrative expenses.
Depreciation, amortization and accretion for the first nine months of 2015 increased by $27.7 million, or 4%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions.
Interest expense and amortization of deferred financing costs decreased $33.4 million, or 8%, from the first nine months of 2014 to the first nine months of 2015, as a result of (1) a $29.2 million decrease in the amortization of interest rate swaps and (2) our refinancing activities. During May 2015, we issued an aggregate principal amount of $1.0 billion in May 2015 Tower Revenue Notes, which, together with proceeds received from our sale of CCAL, provided us with funding to (1) repay $250.0 million aggregate principal amount of the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) repay all of the previously outstanding WCP Securitized Notes, (3) repay portions of outstanding borrowings under our 2012 Credit Facility, and (4) pay related fees and expenses. During the first nine months of 2014, we issued $850.0 million of 4.875% Senior Notes, which provided us with funding to (1) repay $300.0 million of the January 2010 Tower Revenue Notes and (2) redeem all of the previously outstanding 7.125% Senior Notes. As a result of the repayment and redemption of certain of our debt during the first nine months of 2015 and the first nine months of 2014, we incurred losses of $4.2 million and $44.6 million, respectively. For a further discussion of our debt, see note 5 to our condensed consolidated financial statements and see note 7 to our consolidated financial statements in the 2014 Form 10-K.
The decrease in acquisition and integration expenses for the first nine months of 2015 compared to the first nine months of 2014 was a result of expenses recorded during the first nine months of 2014 related to our acquisitions in 2012 and 2013.
Other income (expense) for the first nine months of 2015 was income of $58.5 million, compared to expense of $9.4 million for the first nine months of 2014. This change was predominately a result of gains recorded during the first nine months of 2015 on foreign currency swaps that we entered into to manage and reduce our foreign currency risk related to our May 2015 sale of CCAL. See note 6 to our condensed consolidated financial statements.
For the first nine months of 2015 and 2014, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 8 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2014 Form 10-K.
Income from discontinued operations, net of tax, decreased from the first nine months of 2014 to the first nine months of 2015 due to the sale of CCAL occurring mid-period on May 28, 2015. In addition, during the first nine months of 2015, we recorded a gain on the sale of discontinued operations, net of tax, of $1.0 billion.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2015 was income of $1.4 billion, compared to income of $242.4 million for the first nine months of 2014. The increase in net income attributable to CCIC stockholders was primarily due to the gain recorded on the sale of CCAL.

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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 8 to our condensed consolidated financial statements and our 2014 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2015
(In thousands of dollars)
Cash and cash equivalents(a)	$184,116
Undrawn 2012 Revolver availability(b)	1,215,000
Total debt and other long-term obligations	12,141,366
Total equity	7,240,303

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2012 Credit Facility. See our 2014 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities (net of cash interest payments), (3) undrawn availability from our 2012 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $102.2 million (principal payments), (2) common stock dividend payments expected to be $3.54 per share, or an aggregate of approximately $1.2 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Common Stock Dividend"), (3) Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expect to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC and CCOC are holding companies, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of September 30, 2015 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) from continuing operations:
Operating activities	$1,290,876	$1,150,926	$139,950
Investing activities	(1,688,645)	(670,529)	(1,018,116)
Financing activities	(699,989)	(479,033)	(220,956)
Net increase (decrease) in cash and cash equivalents from continuing operations	(1,097,758)	1,364	(1,099,122)
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,107,936	21,150	1,086,786
Effect of exchange rate changes on cash	(1,682)	(7,358)	5,676
Net increase (decrease) in cash and cash equivalents	$8,496	$15,156	$(6,660)
Operating Activities
The increase in net cash provided by operating activities from continuing operations for the first nine months of 2015 of $140.0 million, or 12%, from the first nine months of 2014, was due primarily to (1) a net benefit from changes in working capital, and (2) growth in our site rental and network services offerings. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Discretionary capital expenditures made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of wireless infrastructure construction and improvements and, to a lesser extent, purchases of land assets under towers as we seek to manage our interests in the land beneath our towers. Improvements to existing wireless infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of wireless infrastructure, (2) the scope, volume, and mix of work performed on the wireless infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) corporate-related capital improvements and (2) maintenance on our wireless infrastructure assets that enable our customers' ongoing quiet enjoyment of the wireless infrastructure.

Capital expenditures for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands of dollars)
Discretionary:
Purchases of land interests	$67,786	$54,889	$12,897
Wireless infrastructure construction and improvements	515,008	401,441	113,567
Sustaining	75,446	42,630	32,816
Total	$658,240	$498,960	$159,280
Discretionary capital expenditures increased from the first nine months of 2014 to 2015 primarily as a result of (1) improvements to existing towers to accommodate new leasing and (2) the construction of small cell networks. We expect to invest in discretionary capital expenditures over the next 12 months at levels equal to or greater than current levels and we expect increases in the construction of small cell networks.

Our sustaining capital expenditures have historically been less than 2% of net revenues annually and are approximately 3% of net revenues in 2015 due to expansion of our office facilities. We expect sustaining capital expenditures of approximately 2% of net revenues in 2016.
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
Acquisitions. See note 4 to our condensed consolidated financial statements for a discussion of the Sunesys Acquisition, which closed in August 2015.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately $1.2 billion during the next 12 months), paying dividends on our Convertible Preferred Stock (expected to be approximately $45 million during the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
Credit Facility. The proceeds of our 2012 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, such as the Sunesys Acquisition, and purchases of our common stock. During January and February 2015, we increased the aggregate revolving commitment under the 2012 Revolver by $730 million to approximately $2.2 billion. As of November 4, 2015, there was $1.0 billion outstanding and $1.2 billion in undrawn availability under our revolving credit facility. See also note 5 to our condensed consolidated financial statements.
Incurrence, Purchases, and Repayments of Debt. In May 2015, we issued $1.0 billion in May 2015 Tower Revenue Notes. The issuance enabled us to (1) repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, all of the previously outstanding WCP Securitized Notes, and portions of outstanding borrowings under our 2012 Credit Facility, (2) lower our cost of debt, and (3) extend the weighted-average maturity of our debt obligations. See note 5 to our condensed consolidated financial statements for further discussion of the May 2015 Tower Revenue Notes.
Common Stock Activity. As of September 30, 2015 and December 31, 2014, we had 333.8 million and 333.9 million common shares outstanding, respectively. See "Item 2. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly cash dividend in the fourth quarter of 2015. See notes 11 and 14 to our condensed consolidated financial statements for further discussion of the common stock dividends. See below for a discussion of the automatic conversion of Convertible Preferred Stock into common stock during November 2016.
ATM Program. In August 2015, we established an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. As of September 30, 2015, no shares of common stock were sold under the ATM Program. See note 11.
Convertible Preferred Stock Activity. As of September 30, 2015 and December 31, 2014, we had approximately 9.8 million shares of preferred stock outstanding. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1418 shares (based on the current maximum conversion price of $87.58) and 1.4272 shares (based on the current minimum conversion price of $70.07) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1418, subject to certain anti-dilution adjustments. See note 11 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2015.

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 of our consolidated financial statements in our 2014 Form 10-K. The critical accounting policies and estimates for the first nine months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
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

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$103,779	$108,037
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	522	(8,882)
Asset write-down charges	7,477	4,932
Acquisition and integration costs	7,608	4,068
Depreciation, amortization and accretion	261,662	247,206
Amortization of prepaid lease purchase price adjustments	5,143	4,988
Interest expense and amortization of deferred financing costs	129,877	141,287
Interest income	(789)	(107)
Other income (expense)	1,214	694
Benefit (provision) for income taxes	(3,801)	(1,977)
Stock-based compensation expense	16,466	13,358
Adjusted EBITDA(a)	$529,158	$513,604

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$1,383,269	$246,187
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	(1,000,708)	(28,502)
Asset write-down charges	19,652	10,673
Acquisition and integration costs	12,001	28,852
Depreciation, amortization and accretion	766,621	738,965
Amortization of prepaid lease purchase price adjustments	15,387	14,546
Interest expense and amortization of deferred financing costs	398,782	432,221
Gains (losses) on retirement of long-term obligations	4,157	44,629
Interest income	(1,170)	(329)
Other income (expense)	(58,510)	9,350
Benefit (provision) for income taxes	(9,380)	(8,118)
Stock-based compensation expense	49,282	43,199
Adjusted EBITDA(a)	$1,579,383	$1,531,673

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($12.1 billion outstanding at September 30, 2015 and $11.9 billion at December 31, 2014);

•
our $3.9 billion and $4.2 billion of floating rate debt at September 30, 2015 and December 31, 2014, respectively, which represented approximately 32% and 35% of our total debt, as of September 30, 2015 and as of December 31, 2014, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2012 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2015, we had $3.9 billion of floating rate debt, which included $2.3 billion of debt with a LIBOR floor of 75 basis points per annum. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million when giving effect to our LIBOR floor and would increase our interest expense by approximately $5 million exclusive of the impact of the LIBOR floor.

Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2015. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See notes 5 and 7 to our condensed consolidated financial statements and our 2014 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2015	2016	2017		2018	2019		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$13,176	$49,586	$545,805	(f)	$42,154	$34,336		$7,558,640	(c)(d)	$8,243,697	(c)(d)	$8,588,875
Average interest rate(b)(c)(d)	4.4%	4.3%	2.6%		4.8%	5.0%		7.5%	(c)(d)	7.1%	(c)(d)
Variable rate	$9,873	$56,054	$56,054		$56,054	$1,567,929	(g)	$2,155,300		$3,901,264		$3,890,265
Average interest rate(e)	2.6%	2.8%	3.3%		3.7%	3.7%		4.8%		4.3%
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

(f)	Predominantly consists of $500.0 million in aggregate principal of 2.381% secured notes due 2017.

(g)	Predominantly consists of the Tranche A Term Loans due January 2019 and the 2012 Revolver. See notes 4 and 5 to our condensed consolidated financial statements.
Foreign Currency Risk
Following the May 2015 sale of CCAL (as discussed in note 3 to our condensed consolidated financial statements), the vast majority of our foreign currency risk is related to the installment payment receivable of Australian dollar $155 million from the Buyer due in January 2016. As discussed in note 6 to our condensed consolidated financial statements, we have hedged this installment payment receivable via an Australian dollar foreign currency swap, which effectively eliminates our foreign currency exposure to the Australian dollar.

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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2015	—		—	—
August 1 - August 31, 2015	1	81.98	—	—
September 1 - September 30, 2015	—		—	—
Total	1	$81.98	—	—
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

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 6, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2015	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(c)	1.1
Form of Sales Agreement, dated August 28, 2015, between Crown Castle International Corp. and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Mizuho Securities USA Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC

(a)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(b)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(d)	10.1
Agency Resignation and Appointment Agreement and Amendment to Credit Agreement dated as of August 7, 2015, among Crown Castle International Corp., Crown Castle Operating Company, certain subsidiaries of Crown Castle Operating Company party thereto, The Royal Bank of Scotland plc, as the retiring administrative agent, issuing bank and swingline lender, Mizuho Bank, Ltd., as the successor administrative agent, issuing bank and swingline lender, and the lenders party thereto

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 28, 2015.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 31, 2015.