Form 10-K
period 2015-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2016-02-22
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $26.6 billion as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $80.30 per share.
Applicable Only to Corporate Registrants
As of February 15, 2016 there were 333,768,610 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2016 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2015.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, Adjusted EBITDA, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), and (9) our dividend policy, including the timing, amount, growth or tax characterization of any dividends.

Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-K refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries.
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) small cell networks supported by fiber (collectively, "small cells," and together with towers, "wireless infrastructure"). Our core business is providing access, including space or capacity, to our shared wireless infrastructure via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). We seek to increase our site rental revenues by adding more tenants on our shared wireless infrastructure, which we expect to result in significant incremental cash flows due to our relatively fixed operating costs.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. See "Item 1. Business—Industry Highlights and Company Developments—REIT Election."
Certain information concerning our business as of December 31, 2015 is as follows:

•	We owned, leased or managed approximately 40,000 towers and 16,000 fiber miles in the United States, including Puerto Rico ("U.S.").

•	Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs.

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

Certain information concerning our customers and site rental leases as of and for the year ended December 31, 2015 is as follows:

•	Our customers include AT&T, T-Mobile, Verizon Wireless and Sprint, which collectively accounted for 90% of our 2015 site rental revenues.

•	Site rental revenues represented 82% of our 2015 consolidated net revenues and site rental gross margin represented 88% of our 2015 consolidated gross margin.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year, excluding the impact of current year acquisitions.

•
Our site rental revenues typically result from long-term leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately six years and represent $20 billion of expected future cash inflows.
As part of our effort to provide comprehensive wireless infrastructure solutions, we offer certain network services relating to our wireless infrastructure, consisting of (1) the following site development services relating to existing or new tenant equipment installations on our wireless infrastructure: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Strategy
Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by adding tenants on our wireless infrastructure through long-term leases. We believe that the rapid growth in wireless connectivity will result in considerable future demand for our existing wireless infrastructure. We seek to maximize additional tenancy on our wireless infrastructure by working with wireless customers to quickly provide them access to our wireless infrastructure via new tenant additions or modifications of existing tenant equipment installations (collectively, "tenant additions") to enable them to expand coverage and capacity in order to meet increasing demand for wireless connectivity. We expect increases in our site rental cash flows from tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows as our wireless infrastructure has relatively fixed operating costs (which tend to increase at the rate of inflation). Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement), from which we expect to generate high incremental returns.

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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. We seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	purchase shares of our common stock from time to time;

◦	acquire or construct wireless infrastructure;

◦	acquire land interests under towers;

◦	make improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchase, repay or redeem our debt.
Our strategy to create long-term stockholder value is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in demand for wireless connectivity. We believe that such demand for our wireless infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure.
2015 Industry Highlights and Company Developments
See "Item 1. Business—Overview," "Item 1. Business—The Company," "Item 7. MD&A" and our consolidated financial statements for a discussion of certain recent developments and activities, including (1) the increase in our quarterly common stock dividend, (2) our May 2015 sale of our formerly 77.6% owned Australian subsidiary ("CCAL"), (3) our August 2015 acquisition of Quanta Fiber Networks, Inc. ("Sunesys Acquisition"), and (4) our recent financing activities.
REIT Election. We commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local, and foreign taxes on our income or assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to our taxable REIT subsidiaries ("TRSs"), (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes and (7) transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
In August 2014, we received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of our small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. During the fourth quarter of 2015, we completed the necessary steps to include our small cells that were previously included in one or more wholly-owned TRSs in the REIT effective January 2016.
Substantially all of our revenues are in the REIT. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.

To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income, after the utilization of our NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders (see notes 2 and 11 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization.
Wireless Industry Update. During 2015, consumer demand for wireless connectivity continued to grow due to increases in wireless data consumption and increased penetration of bandwidth intensive devices. This growth in wireless consumption is driven by the increased usage of wireless applications, including (1) mobile entertainment (such as mobile video, mobile applications, and social networking), (2) mobile internet usage (such as email and web browsing) and (3) machine-to-machine applications (also known as "the Internet of Things"). As a result, consumer wireless devices are trending toward bandwidth-intensive devices such as smartphones, laptops, tablets and other emerging devices.
The major wireless carriers continue to upgrade and enhance their networks, which has translated into additional demand for our wireless infrastructure. We expect that consumers' growing wireless consumption will likely result in wireless carriers continuing to invest in their networks and focus on improving network quality and capacity by adding additional antennas or other equipment for the transmission of their services to wireless infrastructure in an effort to improve customer retention or satisfaction. Additionally, spectrum licensed by the Federal Communications Commission ("FCC") has enabled continued wireless carrier network development. We expect this development and the potential availability of additional spectrum through government auctions to enable continued future carrier network development and potential demand for our wireless infrastructure.
The Company
Following the sale of CCAL in May 2015, virtually all of our operations are located in the U.S. We conduct substantially all of our operations through subsidiaries of Crown Castle Operating Company ("CCOC"). For more information about our operating segment, see note 16 to our consolidated financial statements and "Item 7. MD&A."
Site Rental. Our core business is providing access, including space or capacity, to our shared wireless infrastructure in the U.S, which predominately consists of towers and small cells. We predominately provide access to wireless carriers under long-term leases for their antennas which transmit a variety of signals related to wireless connectivity. Our small cells are primarily located outdoors. To a lesser extent, we offer fiber solutions including dark fiber and lit fiber. We believe our wireless infrastructure is integral to our customers' networks and their ability to serve their customers.
We acquired ownership interests or exclusive rights to the majority of our towers from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition") , which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless during 1999 and 2000, and (5) companies now part of AT&T during 1999 and 2000. Our small cell assets include those acquired from NextG Networks, Inc. in 2012 ("NextG Acquisition") and the Sunesys Acquisition in 2015.
We generally receive monthly rental payments from tenants, payable under long-term leases. We have existing master lease agreements with most wireless carriers, including AT&T, T-Mobile, Verizon Wireless and Sprint; such agreements provide certain terms (including economic terms) that govern leases on our wireless infrastructure entered into by such carriers during the term of their master lease agreements. We generally negotiate initial contract terms of five to 15 years, with multiple renewal periods at the option of the tenant of five to ten years each, and our leases typically include fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often contain fixed escalation rates.
Our tenant leases have historically had a high renewal rate. With limited exceptions, our tenant leases may not be terminated prior to the end of their current term, and non-renewals have averaged approximately 2% of site rental revenues over the last five years. See "Item 1A. Risk Factors" regarding future anticipated non-renewals as a result of the decommissioning, at least in part, of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"). In general, each tenant lease which is renewable will automatically renew at the end of its term unless the tenant provides prior notice of its intent not to renew. See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to tenant agreements without consideration of tenant renewal options.
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

In excess of two-thirds of our direct site operating expenses consist of lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation or related benefit costs, or utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash lease expenses from our purchases of land interests. As a result of the relatively fixed nature of these expenditures, the addition of new tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, and are typically approximately 2% of net revenues. See note 15 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. As part of our effort to provide comprehensive solutions, we offer certain network services relating to our wireless infrastructure, predominately consisting of (1) site development services and (2) installation services. For 2015, 65% of our network services and other revenues related to installation services, and the remainder predominately related to site development services. We have grown our network service revenues over the last several years as a result of increased volumes resulting from carrier network upgrades, promoting site development services, expanding the scope of our services, and our focus on customer service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our customers. We do not always provide the installation services or site development services for our customers on our wireless infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless connectivity that operate national or regional networks. Our four largest customers (AT&T, T-Mobile, Verizon Wireless and Sprint) collectively accounted for 90% of our 2015 site rental revenues. See "Item 1A. Risk Factors" and note 16 to our consolidated financial statements.
Sales and Marketing. Our sales organization markets our wireless infrastructure within the wireless industry with the objective of providing access to existing wireless infrastructure or to new wireless infrastructure prior to construction. We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) customer relationships, (2) process-centric approach, and (3) technological tools.
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
Competition. We face competition for site rental tenants from various sources, including (1) other independent wireless infrastructure owners or operators, including towers, rooftops, broadcast towers, utility poles, fiber providers, distributed antenna systems ("DAS") or other small cells, or (2) new alternative deployment methods in the wireless industry.
Some of the larger independent tower companies with which we compete include American Tower Corporation and SBA Communications Corporation. We believe that tower location, deployment speed, quality of service, capacity and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure. See "Item 1A. Risk Factors."
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
Sale of CCAL. On May 28, 2015, we completed the sale of our formerly 77.6% owned Australian subsidiary, CCAL, to a consortium of investors led by Macquarie Infrastructure and Real Assets. At closing, we received net proceeds of approximately $1.1 billion after accounting for our ownership interest, repayment of intercompany debt owed to us by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale.
CCAL had historically been a separate operating segment. The sale of our CCAL operating segment is treated as discontinued operations for all periods presented and represents a strategic shift for us to focus on U.S. operations. See note 3 to our consolidated financial statements.

Employees
At January 31, 2016, we employed approximately 2,700 people. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
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
Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers and small cells. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless communications or ban altogether the provision of wireless communications. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.
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
Some of our small cell related subsidiaries hold authorization to provide intrastate telecommunication services as competitive local exchange carriers ("CLEC") in numerous states and to provide domestic interstate telecommunication services as authorized by the FCC. These small cell subsidiaries are primarily regulated by state public service commissions which have jurisdiction over public rights-of-way. CLEC status, in certain cases, helps promote access to such public rights-of-way, which is beneficial to the deployment of our small cells on a timely basis. Status as a CLEC often allows us to deploy our small cells in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower sites or traditional wireless rooftop sites. See "Item 1A. Risk Factors."
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
As licensees and wireless infrastructure owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to Occupational Safety and Health Administration and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.
We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. We also have an FCC license relating to our 1670-1675 MHz U.S. nationwide spectrum license ("Spectrum"), which we have leased to a third party through 2023, subject to the lessee's option to purchase the Spectrum.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Risks Relating to Our Business
Our business depends on the demand for our wireless infrastructure, driven primarily by demand for wireless connectivity, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for tenant additions or network services).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless connectivity by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:

•	consumer demand for wireless connectivity;

•	availability or capacity of our wireless infrastructure or associated land interests;

•	location of our wireless infrastructure;

•	financial condition of our customers, including their profitability and availability or cost of capital;

•	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;

•	cost of constructing wireless infrastructure;

•
technological changes, including those (1) affecting the number or type of wireless infrastructure needed to provide wireless connectivity to a given geographic area or which may otherwise serve as substitute or alternative to our wireless infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; or

•	our ability to efficiently satisfy our customers' service requirements.

A slowdown in demand for wireless connectivity or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure or network services.
The amount, timing, and mix of our customers' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies (including small cells), or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless connectivity or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure or network services. In addition, a slowdown may increase competition for site rental customers or network services. A wireless industry slowdown or a reduction in carrier network investment may materially and adversely affect our business. For a further discussion of our risks relating to network services, see "—Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results" below.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure and network services.
For 2015, our site rental revenues by customer were as follows:
The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that leases with our major customers will not be terminated or that these customers will renew their leases with us. In addition to our four largest customers, we also derive a portion of our revenues and anticipated future growth from new entrants offering or contemplating offering wireless services; such customers may be smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital. See also "Item 1. Business—The Company" and note 16 to our consolidated financial statements.
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of tenant leases and impact revenues from our wireless infrastructure. We expect that any termination of tenant leases as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such customers' future network investment in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows.

In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. During 2016, we expect site rental revenues to be impacted by non-renewals of $70 million to $80 million as a result of the decommissioning of the Acquired Networks. The Acquired Networks represented approximately 10% of our net revenues for the year ended December 31, 2015. We currently expect potential non-renewals from the decommissioning of the Acquired Networks to be approximately 60% of current run-rate site rental revenues related to the Acquired Networks, with the majority of such non-renewals to occur predominately from 2016 through 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
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
The business model for our small cell operations contains certain differences from our traditional tower operations, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), and applicable laws. While our small cell operations have certain risks that are similar to our tower operations, they also have certain operational risks that are different from our traditional site rental business, including the (1) use of competitive local exchange carrier, which we refer to as CLEC status, (2) use of public rights-of-ways and franchise agreements, (3) use of poles owned solely by, or jointly with, third parties, or (4) risks relating to overbuilding. We cannot be certain that we will be successful in maintaining right-of-way agreements, obtaining future agreements on acceptable terms, or that our CLEC status will be recognized. In addition, the rate at which wireless carriers adopt or prioritize small cells may be lower or slower than we anticipate. Our small cell operations will also expose us to different safety or liability risks or hazards than our traditional site rental business as a result of numerous factors, including the location or nature of the assets involved. Because small cells are comparatively new technologies and are continuing to evolve, there may be other risks related to small cells of which we are not yet aware.
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

•
we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal or interest on our debt, thereby reducing the available cash flows to fund other projects, including the discretionary investments discussed in "Item 1. Business";

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

Currently we have debt instruments in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior unsecured credit facility agreement ("2016 Credit Facility") contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
CCIC is a holding company that conducts all of its operations through its subsidiaries. Accordingly, CCIC's sources of cash to pay interest or principal on its outstanding indebtedness are distributions relating to its respective ownership interests in its subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by CCIC's subsidiaries are first applied by such subsidiaries to conduct their operations, including servicing their respective debt obligations, after which any excess cash flows generally may be paid to such holding company, in the absence of any special conditions such as a continuing event of default. However, CCIC's subsidiaries are legally distinct from the holding company and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.
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
We have a substantial amount of indebtedness (approximately $12.1 billion as of February 15, 2016), which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing, including any refinancing of the obligations described above or on our ability to draw the full amount of our $2.5 billion revolving credit facility ("2016 Revolver"), that, as of February 15, 2016, has $2.1 billion of undrawn availability.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. In August 2015, we established an "at-the-market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. As of February 15, 2016, we had 333.8 shares of common stock outstanding.
We have reserved 12.3 million and 14.5 million of shares of common stock, respectively, for issuance in connection with awards granted under our various stock compensation plans and our Convertible Preferred Stock, which will automatically convert into common stock on November 1, 2016. See "Item 7. MD&A—Liquidity and Capital Resources—Preferred Stock." The dividends on our Convertible Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.
Further, a small number of common stockholders own a significant percentage of our outstanding common stock. If any one of these common stockholders, or any group of our common stockholders, sells a large quantity of shares of our common stock, or the public market perceives that existing common stockholders might sell a large quantity of shares of our common stock, the market price of our common stock may significantly decline.

As a result of competition in our industry, we may find it more difficult to achieve favorable rental rates on our new or renewing tenant leases.
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins, or maintain or increase our market share. We face competition for site rental tenants from various sources, including (1) other independent wireless infrastructure owners or operators, including towers, rooftops, broadcast towers, utility poles, fiber providers, DAS or other small cells, or (2) new alternative deployment methods in the wireless industry.
Our small cell operations may have different competitors than our traditional site rental business, including other owners of small cells or fiber, as well as new entrants into small cells, some of which may have larger networks or greater financial resources than we have.
New technologies may reduce demand for our wireless infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our wireless infrastructure. For example, new technologies that may promote network sharing, joint development, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Any significant reduction in demand for our wireless infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions, increased product offerings (such as small cells and fiber), or other strategic growth opportunities. In the ordinary course of our business, we review, analyze, and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:

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
The property interests on which our wireless infrastructure resides, including the land interests under our towers, consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 11% of our site rental gross margins for the year ended December 31, 2015 were derived from towers where the leases for the interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the property interests on which our wireless infrastructure resides, our business may be adversely affected.
As of December 31, 2015, approximately 54% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2015 is as follows:

•
Approximately 23% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

•
Approximately 16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with Sprint. We have the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

•
Approximately 15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, there are another approximately 1% of our towers subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

Under master lease or master prepaid lease arrangements we have with AT&T, Sprint and T-Mobile, certain of our subsidiaries lease or sublease, or are otherwise granted the right to manage and operate, towers from bankruptcy remote subsidiaries of such carriers. If one of these bankruptcy remote subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiaries could lose their interest in the applicable sites. If our subsidiaries were to lose their interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
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
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business is generally driven by demand for our wireless infrastructure and may be adversely impacted by various factors, including:

•	competition;

•	the timing and amount of customer network investments;

•	the rate and volume of customer deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; or

•	changes in the size, scope, or volume of work performed.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our wireless infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.

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
Public perception of possible health risks associated with cellular or other wireless connectivity services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs, or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
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
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors, which is currently being phased out but will not be fully declassified until our annual meeting of stockholders in May 2016;

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock; and

•	advance notice requirements for director nominations or actions to be taken at annual meetings.
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
We may be vulnerable to security breaches that could adversely affect our operations, business, operations, and reputation.
Despite existing security measures, certain of our wireless infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach could potentially result in (1) interruption or cessation of certain of our services to our customers, (2) our inability to meet expected levels of service, or (3) data transmitted over our customers' networks being compromised. We cannot guarantee that our security measures will not be circumvented, resulting in customer network failures or interruptions that could impact our customers' network availability and have a material adverse effect on our business, financial condition, or operational results. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
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
During each of the first three quarters of 2015, we paid a quarterly common stock dividend of $0.82 per share, totaling approximately $821.1 million. In October 2015, we increased our quarterly dividend, beginning in the fourth quarter of 2015, from an annual amount of $3.28 per share to an annual amount of $3.54 per share. As such, we declared a quarterly dividend of $0.885 per share in October 2015, which represented an increase of 8% from the quarterly dividend declared during each of the first three quarters of 2015. We currently expect such dividends to result in aggregate annual cash payments of approximately $1.2 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 7. MD&A—General Overview—Common Stock Dividend" and "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election."
As discussed in "Item 1. MD&A—Business—Strategy," we seek to invest our capital, including the net cash provided by our operating activities as well as external financing sources, in a manner that we believe will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing our existing wireless infrastructure, or purchasing, repaying or redeeming our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our common stockholders.
While we intend to operate so that we remain qualified as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code , then:

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

Under the Code, for taxable years beginning before 2018, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs or other non-qualifying assets. For taxable years beginning in 2018, the limit on the value of assets of a REIT that may be represented by securities of one or more TRSs or other non-qualifying assets will reduce to 20%. These current or future limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs or certain other non-qualifying assets to exceed current or future limitations of the fair market value of our assets at the end of any quarter, then we may fail to remain qualified as a REIT.
Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 12 and 19 to our consolidated financial statements. Any such dividends, however, are subject to the determination and approval of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.3 billion, of which substantially all are available to offset REIT taxable income, or other factors deemed relevant by our board of directors.
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
The terms of the Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 12 to our consolidated financial statements.

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
In addition, our corporate governance guidelines, business practices, and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our internet website at http://www.crowncastle.com/investor/corporateGovernance.aspx, and such information is also available in print to any stockholder who requests it.
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 8, 2015 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices throughout the U.S. in locations convenient for the management and operation of our wireless infrastructure with significant consideration being given to the amount of our wireless infrastructure located in a particular area.
Wireless Infrastructure
We own, lease or manage approximately 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. In addition, our customers' wireless equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land with an average size of approximately 15,000 square feet. These tracts of land support the towers, equipment shelters, and where applicable, guy-wires to stabilize the structure.
Additionally, we own approximately 16,000 miles of fiber supporting our small cells designed to facilitate wireless connectivity. The majority of our fiber are located in major metropolitan areas. Our small cells are typically located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure, including utility poles or street lights.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including our land interests and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2015.
As of February 15, 2016, approximately 48% of our debt is secured. Certain of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See note 8 to our consolidated financial statements.
Approximately 54% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
Substantially all of our wireless infrastructure can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement). Additionally, if so inclined as a result of a customer request for a tenant addition, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions.

As of December 31, 2015, the average number of tenants (defined as a unique license or any related amendments thereto for count purposes) per tower is approximately 2.2 on our towers. The following chart sets forth the number of existing tenants per tower as of December 31, 2015 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning or variance matters, condemnation, tax, employment, or wrongful termination matters. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

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

	High (a)	Low (a)
2015:
First Quarter	$89.44	$78.57
Second Quarter	87.46	80.11
Third Quarter	86.56	75.78
Fourth Quarter	88.18	78.28
2014:
First Quarter	$76.54	$68.44
Second Quarter	77.95	71.29
Third Quarter	81.00	72.53
Fourth Quarter	84.97	74.45

(a)	Prices per share reflect the high and low sale prices per share, unadjusted for common stock dividends declared and paid. See notes 12 and 19 to our consolidated financial statements.
As of February 15, 2016, there were approximately 790 holders of record of our common stock.
Dividend Policy
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. See also "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election," and notes 11 and 12 to our consolidated financial statements.
During the first quarter of 2014, we commenced paying a quarterly cash dividend on our common stock. In October 2014, we increased our quarterly cash dividend, beginning in the fourth quarter of 2014, from an annual amount of $1.40 to $3.28 per share. As such, we paid a quarterly cash dividend of $0.82 per share in the fourth quarter of 2014, which represented an increase of $0.47 per share from the $0.35 per share quarterly dividend declared during each of the first three quarters of 2014.
During each of the first three quarters of 2015, we paid a quarterly common stock dividend of $0.82 per share, totaling approximately $821.1 million. In October 2015, we increased our quarterly dividend, beginning in the fourth quarter of 2015, from an annual amount of $3.28 per share to an annual amount of $3.54 per share. As such, we declared a quarterly dividend of $0.885 per share in October 2015, which represented an increase of 8% from the quarterly dividend declared during each of the first three quarters of 2015. We currently expect such dividends to result in aggregate cash payments of approximately $1.2 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows.
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

Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information with respect to purchase of our equity securities during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 30, 2015	1	85.74	—	—
December 1 - December 31, 2015	—	—	—	—
Total	1	$85.74	—	—
We paid $0.1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2010 and ending December 31, 2015. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2010	2011	2012	2013	2014	2015
Crown Castle International Corp.	100.00	102.21	164.64	167.53	184.04	210.42
S&P 500 Market Index	100.00	102.11	118.45	156.82	178.28	180.75
DJ US Telecommunications Equipment Index	100.00	92.10	101.08	122.75	141.42	126.14
FTSE NAREIT All Equity REITs Index	100.00	108.29	129.73	133.44	170.83	177.18
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2015, and as of December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements. CCAL is presented on a discontinued operations basis for all periods presented. See note 3 to our consolidated financial statements regarding our sale of CCAL in 2015.

	Years Ended December 31,
	2015	(a)	2014	(a)	2013	(a)	2012	2011
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$3,018,413		$2,866,613		$2,371,380		$2,001,049	$1,744,993
Network services and other	645,438		672,143		494,371		285,287	161,522
Net revenues	3,663,851		3,538,756		2,865,751		2,286,336	1,906,515
Operating expenses:
Costs of operations(b):
Site rental	963,869		906,152		686,873		503,661	446,868
Network services and other	357,557		400,454		304,144		173,762	96,057
Total costs of operations	1,321,426		1,306,606		991,017		677,423	542,925
General and administrative	310,921		257,296		213,519		184,911	151,737
Asset write-down charges	33,468		14,246		13,595		15,226	21,986
Acquisition and integration costs	15,678		34,145		25,574		18,216	3,310
Depreciation, amortization and accretion	1,036,178		985,781		741,342		591,428	522,681
Operating income (loss)	946,180		940,682		880,704		799,132	663,876
Interest expense and amortization of deferred financing costs	(527,128)		(573,291)		(589,630)		(601,031)	(507,264)
Gains (losses) on retirement of long-term obligations	(4,157)		(44,629)		(37,127)		(131,974)	—
Interest income	1,906		315		956		4,089	187
Other income (expense)	57,028		11,993		(3,902)		(5,363)	(5,603)
Income (loss) from continuing operations before income taxes	473,829		335,070		251,001		64,853	151,196
Benefit (provision) for income taxes(c)	51,457		11,244		(191,000)		60,144	(6,126)
Income (loss) from continuing operations	525,286		346,314		60,001		124,997	145,070
Discontinued operations:
Income (loss) from discontinued operations, net of tax	19,690		52,460		33,900		75,891	26,390
Net gain (loss) from disposal of discontinued operations, net of tax	979,359		—		—		—	—
Income (loss) from discontinued operations, net of tax	999,049		52,460		33,900		75,891	26,390
Net income (loss)	1,524,335		398,774		93,901		200,888	171,460
Less: Net income (loss) attributable to the noncontrolling interest	3,343		8,261		3,790		12,304	383
Net income (loss) attributable to CCIC stockholders	1,520,992		390,513		90,111		188,584	171,077
Dividends on preferred stock and losses on purchases of preferred stock	(43,988)		(43,988)		(11,363)		(2,629)	(22,940)
Net income (loss) attributable to CCIC common stockholders	$1,477,004		$346,525		$78,748		$185,955	$148,137
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - basic (d)	$1.45		$0.91		$0.16		$0.42	$0.43
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - diluted (d)	$1.44		$0.91		$0.16		$0.42	$0.43
Weighted-average common shares outstanding (in thousands):
Basic (d)(f)	333,002		332,302		298,083		289,285	283,821
Diluted (d)(f)	334,062		333,265		299,293		291,270	285,947

Dividends/distributions declared per share	$3.35		$1.87		$—		$—	$—

	Years Ended December 31,
	2015	(a)	2014	(a)	2013	(a)	2012	2011
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$1,794,025		$1,600,197		$1,171,059		$710,984	$585,539
Net cash provided by (used for) investing activities	(1,959,734)		(1,216,709)		(5,459,285)		(4,152,200)	(384,254)
Net cash provided by (used for) financing activities	(935,476)		(462,987)		4,063,133		3,786,803	(275,712)
Ratio of earnings to fixed charges(e)	1.6		1.4		1.3		1.1	1.2
Balance Sheet Data (at period end):
Cash and cash equivalents	$178,810		$151,312		$200,526		$405,682	$59,767
Property and equipment, net	9,580,057		8,982,783		8,764,031		6,714,481	4,662,245
Total assets	22,036,245		21,143,276		20,594,908		16,088,709	10,545,096
Total debt and other long-term obligations	12,249,238		11,920,861		11,594,500		11,611,242	6,885,699
Total CCIC stockholders' equity(f)	7,089,221		6,716,225		6,926,717		2,938,748	2,386,245

(a)
Inclusive of the impact of acquisitions. See note 4 to our consolidated financial statements for a discussion of our acquisitions during 2013, 2014, and 2015. In addition, during 2012, we acquired (1) rights to approximately 7,100 towers through the T-Mobile Acquisition and (2) NextG Networks, Inc., the then largest U.S operator of outdoor DAS, a type of small cells.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)	See note 11 to our consolidated financial statements regarding our income taxes, including our REIT election.

(d)
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

(f)
In October 2013, we issued 41.4 million shares of common stock, which generated net proceeds of $3.0 billion, and approximately 9.8 million shares of Convertible Preferred Stock, which generated net proceeds of $950.9 million, to partially fund the AT&T Acquisition (collectively, "October 2013 Equity Financings"). See notes 4 and 12 to our consolidated financial statements regarding the AT&T Acquisition and October 2013 Equity Financings.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared wireless infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our lease agreements, and growth trends in the wireless industry. Site rental revenues represented 82% of our 2015 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the year ended December 31, 2015:

•	Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes (see "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election").

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	Wireless carriers continue to invest in their networks.

◦	Our site rental revenues grew $152 million, or 5%, from full year 2014 to 2015. This growth was predominately comprised of the following, exclusive of the impact of straight-line accounting:

▪	An approximate 6% increase from new leasing activity.

▪	An approximate 3% increase from cash escalations.

▪	An approximate 4% decrease in site rental revenues caused by the non-renewal of tenant leases, primarily resulting from Sprint's decommissioning of its legacy Nextel iDEN network.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 90% of our site rental revenues were derived from AT&T, T-Mobile, Verizon, and Sprint. See also "Item 1A. Risk Factors" and note 16 to our consolidated financial statements.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% and more than 75% of our site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-third of our site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 3% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	After giving effect to our 2016 Refinancings described below, 81% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.

◦
During the second quarter 2015, we (1) issued $1.0 billion aggregate principal amount of the May 2015 tower revenue notes, (2) repaid $250.0 million of August 2010 tower revenue notes with an anticipated repayment date of August 2015, (3) repaid all of the previously outstanding WCP securitized notes, and (4) repaid a portion of our outstanding borrowings under our previously outstanding 2012 Credit Facility.

◦
In January 2016, we completed a new senior unsecured $5.5 billion 2016 Credit Facility and utilized the proceeds, together with cash on hand, to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility. See "Item 7. MD&A—Liquidity and Capital Resources—Credit Facility."

◦
In February 2016, we issued $1.5 billion aggregate principal amount of investment grade senior unsecured notes and utilized the proceeds, along with cash on hand, to (1) repay in full all outstanding borrowings under the $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility")(and, in connection therewith, terminate all commitments thereunder), and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities."

◦
Collectively, the completion of the 2016 Credit Facility, the repayment of the 2012 Credit Facility, the issuance of $1.5 billion senior unsecured notes and the use of proceeds from such notes are referred to herein as the "2016 Refinancings."

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.8 billion.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business")

◦
During 2015, we paid common stock dividends totaling approximately $1.1 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2015.

•	Investing capital efficiently to grow long-term dividends per share (see also "Item 1. Business")

◦
Discretionary capital expenditures of $804.0 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure, and land purchases. See also discussion of the Sunesys Acquisition below.

Common Stock Dividend
During each of the first three quarters of 2015, we paid a quarterly common stock dividend of $0.82 per share, totaling approximately $821.1 million. In October 2015, we increased our quarterly dividend, beginning in the fourth quarter of 2015, from an annual amount of $3.28 per share to an annual amount of $3.54 per share. As such, we declared a quarterly dividend of $0.885 per share in October 2015, which represented an increase of 8% from the quarterly dividend declared during each of the first three quarters of 2015. We currently expect such dividends to result in aggregate annual cash payments of approximately $1.2 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
Sale of CCAL
In May 2015, we entered into a definitive agreement to sell our 77.6% owned Australian subsidiary, CCAL, to a consortium of investors led by Macquarie Infrastructure and Real Assets. On May 28, 2015, we completed the sale of CCAL. At closing, we received net proceeds of approximately $1.1 billion after accounting for our ownership interest, repayment of intercompany debt owed to us by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale. See note 3 to our consolidated financial statements.
As part of the sale of CCAL, in January 2016, we received an installment payment of approximately $124 million from the Buyer, inclusive of the impact of the related foreign currency swap (see note 9 to our consolidated financial statements). During the second quarter 2015, we used net proceeds from the sale of CCAL, together with net proceeds from the May 2015 tower revenue notes, to (1) repay $250.0 million aggregate principal amount of August 2010 tower revenue notes with an anticipated repayment date of August 2015, (2) repay all of the previously outstanding WCP securitized notes, (3) repay portions of outstanding borrowings under our previously outstanding 2012 Credit Facility, and (4) to pay related fees and expenses. See note 8 to our consolidated financial statements.
We entered into foreign currency swaps to manage and reduce our foreign currency risk associated with the sale of CCAL. These swaps are not included in discontinued operations. See note 9 to our consolidated financial statements.

Sunesys Acquisition
In April 2015, we entered into a definitive agreement to acquire Sunesys for approximately $1.0 billion in cash, subject to certain limited adjustments. On August 4, 2015, we closed the Sunesys Acquisition utilizing $835.0 million in 2012 Revolver borrowings and cash on hand. Prior to the closing, Sunesys was a wholly owned subsidiary of Quanta Services, Inc., and a fiber services provider that owned or had rights to nearly 10,000 miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey. Approximately 60% of Sunesys' fiber miles were located in the top 10 BTAs. See note 4 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2016 outlook that impact our business fundamentals described above.

•
We expect that our full year 2016 site rental revenue growth will benefit from similar levels of tenant additions as in 2015, as large wireless carriers continue to upgrade and enhance their networks, partially offset by an increase in non-renewals of tenant leases primarily resulting from anticipated non-renewals from our customers' decommissioning of the Acquired Networks. See "Item 1A. Risk Factors" for a further discussion of non-renewals. See note 15 to our consolidated financial statements.

•
We expect total capital expenditures for 2016 to equal or exceed 2015 levels with a continued increase in the construction of new small cells. We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2016.

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
Comparison of Consolidated Results
The following is a comparison of our 2015, 2014 and 2013 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands of dollars)
Net revenues:
Site rental	$3,018,413	$2,866,613	$2,371,380	5%	21%
Network services and other	645,438	672,143	494,371	(4)%	36%
Net revenues	3,663,851	3,538,756	2,865,751	4%	23%
Operating expenses:
Costs of operations(a):
Site rental	963,869	906,152	686,873	6%	32%
Network services and other	357,557	400,454	304,144	(11)%	32%
Total costs of operations	1,321,426	1,306,606	991,017	1%	32%
General and administrative	310,921	257,296	213,519	21%	21%
Asset write-down charges	33,468	14,246	13,595	*	*
Acquisition and integration costs	15,678	34,145	25,574	*	*
Depreciation, amortization and accretion	1,036,178	985,781	741,342	5%	33%
Total operating expenses	2,717,671	2,598,074	1,985,047	5%	31%
Operating income (loss)	946,180	940,682	880,704	1%	7%
Interest expense and amortization of deferred financing costs	(527,128)	(573,291)	(589,630)	(8)%	(3)%
Gains (losses) on retirement of long-term obligations	(4,157)	(44,629)	(37,127)	*	*
Interest income	1,906	315	956	*	*
Other income (expense)	57,028	11,993	(3,902)	*	*
Income (loss) from continuing operations before income taxes	473,829	335,070	251,001	*	*
Benefit (provision) for income taxes	51,457	11,244	(191,000)	*	*
Income (loss) from continuing operations	525,286	346,314	60,001	*	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	19,690	52,460	33,900	*	*
Net gain (loss) from disposal of discontinued operations, net of tax	979,359	—	—	*	*
Income (loss) from discontinued operations, net of tax	999,049	52,460	33,900	*	*
Net income (loss)	1,524,335	398,774	93,901	*	*
Less: Net income (loss) attributable to the noncontrolling interest	3,343	8,261	3,790	*	*
Net income (loss) attributable to CCIC stockholders	$1,520,992	$390,513	$90,111	*	*
Dividends on preferred stock	$(43,988)	$(43,988)	$(11,363)	*	*
Net income (loss) attributable to CCIC common stockholders	$1,477,004	$346,525	$78,748

*	Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion, which are shown separately.

Results of Operations
We have determined that presently, following the sale of CCAL, we have one reportable operating segment consisting of our U.S. operations, which is consistent with our current operational and financial reporting structure. Our financial results are currently reported to the chief operating decision maker and the board of directors in this manner.
Prior to its sale in May 2015, CCAL, our previously 77.6% owned subsidiary that owned and operated towers in Australia, was a reportable segment. As a result of the sale of CCAL, our historical financial statements have been reclassified for all periods presented to include CCAL on a discontinued operations basis. See also "Item 7. MD&A—General Overview—Sale of CCAL."
We will continue our evaluation of our operating segments following the disposition of CCAL, and our change in strategic focus primarily to our U.S. business. To the extent we make changes to our financial reporting or organizational structure, including the integration of the Sunesys Acquisition, we will evaluate any impact such changes may have to our segment reporting.
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
2015 and 2014. See note 4 in our consolidated financial statements for further discussion of the impact of the Sunesys Acquisition.
Net revenues for 2015 increased by $125.1 million, or 4%, from 2014. This increase in net revenues resulted from (1) an increase in site rental revenues of $151.8 million, or 5%, and (2) a decrease in network services and other revenues of $26.7 million, or 4%, in each case as compared to 2014. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, construction of new wireless infrastructure including small cells, acquisitions, including the Sunesys Acquisition, and non-renewals of tenant leases, predominately Sprint's decommissioning of its legacy Nextel iDEN network. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 1. Business—The Company" and "Item 1. Business—2015 Industry Highlights and Company Developments."
Site rental gross margins for 2015 increased by $94.1 million, or 5%, from 2014. The increase in the site rental gross margins was related to the previously mentioned 5% increase in site rental revenues.
Network services and other revenues for 2015 decreased $26.7 million, or 4%, from 2014, and is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services offering is of a variable nature as these revenues are not under long-term contracts. Network services and other gross margin for 2015 increased by $16.2 million, or 6%, from 2014, and is a reflection of changes in the volume and mix of network services and other work.
General and administrative expenses for 2015 increased by $53.6 million, or 21%, from 2014 and represented 8% of net revenues in 2015 and 7% of net revenues in 2014. General and administrative expenses are inclusive of stock-based compensation charges. See also note 13 to our consolidated financial statements. The increase in general and administrative expenses was related to the growth in our business, including the expansion in size of our wireless infrastructure portfolio primarily due to acquisitions and growth in small cells.
Adjusted EBITDA for 2015 increased by $67.9 million, or 3%, from 2014. Adjusted EBITDA was positively impacted by the growth in our site rental activities, partially offset by the aforementioned increase in general and administrative expenses.
Depreciation, amortization, and accretion for 2015 increased by $50.4 million, or 5%, from 2014. This increase predominately resulted from capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs decreased by $46.2 million, or 8%, from 2014 to 2015, primarily as a result of a $44.4 million decrease in the amortization of previously settled interest rate swaps.
As a result of repaying and redeeming certain of our debt, we incurred net losses of $4.2 million and $44.6 million for 2015 and 2014, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our acquisition and integration expenses for 2014 were $34.1 million and were related to our 2012 and 2013 acquisitions. See notes 1 and 4 to our consolidated financial statements.
Other income (expense) for 2015 was income of $57.0 million, compared to income of $12.0 million for 2014. This change was predominately a result of gains recorded during 2015 on foreign currency swaps that we entered into to manage and reduce our foreign currency risk related to our May 2015 sale of CCAL. See note 9 to our consolidated financial statements.
The benefit (provision) for income taxes for 2015 was a benefit of $51.5 million compared to a benefit of $11.2 million for 2014. For 2015, the effective tax rate differed from the federal statutory rate predominately due to (1) our REIT status, including the dividends paid deduction, and (2) the de-recognition of net deferred tax liabilities related to the inclusion of small cells in the REIT in January 2016, which resulted in a non-cash income tax benefit of $33.8 million. For 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Income from discontinued operations, net of tax, decreased from 2014 to 2015 due to the sale of CCAL occurring mid-period on May 28, 2015. In addition, during 2015, we recorded a gain on the sale of discontinued operations, net of tax, of $1.0 billion.
Net income (loss) attributable to CCIC stockholders for 2015 was income of $1.5 billion compared to income of $390.5 million for 2014. The increase in net income was predominately due to a the gain recorded on the sale of CCAL.
2014 and 2013. See note 4 to our consolidated financial statements for further discussion of the impact of the the AT&T Acquisition.
Net revenues for 2014 increased by $673.0 million, or 23%, from 2013. This increase in net revenues resulted from an increase in (1) site rental revenues of $495.2 million, or 21%, and (2) network services and other revenues of $177.8 million, or 36%, in each case as compared to 2013. The AT&T Acquisition increased our site rental revenues for 2014 compared to 2013. See note 4 to our consolidated financial statements. This increase in site rental revenues was also impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, construction of new wireless infrastructure, other acquisitions, and non-renewals of tenant leases. Tenant additions were influenced by our customers' upgrading to long-term evolution ("LTE") networks and their ongoing efforts to improve network quality and capacity. See also "Item 1. Business—The Company."
Site rental gross margins for 2014 increased by $276.0 million, or 16%, from 2013. The increase in site rental gross margins was related to the previously mentioned 21%, increase in site rental revenues, primarily as a result of the AT&T Acquisition (which had lower initial margins due to lower average tenancy that the average tenancy for our other wireless infrastructure) and the growth in our site rental activities.
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
General and administrative expenses for 2014 increased by $43.8 million, or 21%, from 2013 and represented 7% of net revenues in both 2014 and 2013. General and administrative expenses are inclusive of stock-based compensation charges. See also note 13 to our consolidated financial statements. The increase in general and administrative expenses in nominal dollars was commensurate with the growth in our business, including (1) the expansion in size of our wireless infrastructure portfolio primarily due to acquisitions and (2) the growth in network services. Typically, our general and administrative expenses do not significantly increase as a result of tenant additions on our existing wireless infrastructure.
Adjusted EBITDA for 2014 increased by $335.5 million, or 20%, from 2013. Adjusted EBITDA was positively impacted by the AT&T Acquisition and the growth in our site rental and network services activities.
Depreciation, amortization, and accretion for 2014 increased by $244.4 million, or 33%, from 2013. The increase predominately resulted from the fixed asset and intangible asset additions recorded related to the AT&T Acquisition.
Interest expense and amortization of deferred financing costs decreased $16.3 million, or 3%, from 2013 to 2014, as a result of our refinancing activities, partially offset by additional borrowings under the 2012 Credit Facility to partially fund the AT&T Acquisition. During 2014, we issued $850.0 million of 4.875% senior notes, which provided us with funding to (1) repay $300.0 million of the January 2010 tower revenue notes and (2) redeem all of the previously outstanding 7.125% senior notes. In 2013 and 2014, we completed several debt transactions, resulting in (1) lowering our average cost of debt, (2) funding for our acquisitions, (3) the refinancing of certain of our debt, and (4) the extension of certain of our debt maturities. As a result of repaying and redeeming certain of our debt, we incurred net losses of $44.6 million and $37.1 million for 2014 and 2013, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2014 and 2013 were $34.1 million and $25.6 million, respectively, and related to our 2012 and 2013 acquisitions. See note 4 to our consolidated financial statements.
The benefit (provision) for income taxes for 2014 was a benefit of $11.2 million compared to a provision of $191.0 million for 2013. For 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. For 2013, the effective tax rate differed from the federal statutory rate predominately due to the de-recognition of deferred tax assets and liabilities related to our REIT election resulting in a non-cash income tax charge of $67.4 million. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders for 2014 was income of $390.5 million compared to income of $90.1 million for 2013. The increase in net income was predominately due to a change in our benefit (provision) for income taxes due to our REIT status as further discussed herein.
Dividends on preferred stock for 2014 and 2013 represented the dividends related to our Convertible Preferred Stock.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (see "Item 7. MD&A—General Overview—Overview") predominately from the largest U.S. wireless carriers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on recent small cell activity, we expect to spend an increased percentage of our discretionary investments on the construction of new small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities.
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
Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election," "Item 7. MD&A—General Overview" and note 11 to our consolidated financial statements.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 8 to our consolidated financial statements for additional information regarding our debt.

	As of December 31, 2015
	Actual	As Adjusted(c)
	(In thousands of dollars)
Cash and cash equivalents(a)	$178,810	$119,789
Undrawn revolving credit facility availability(b)	1,205,000	2,145,000
Restricted cash	135,731	135,731
Debt and other long-term obligations	12,249,238	12,099,749
Total equity	7,089,221	7,058,691

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

(c)
Amounts represent the Company's capitalization and liquidity position as of December 31, 2015, after giving effect to the receipt of the installment payment from the sale of CCAL in January 2016 and our 2016 Refinancings.

Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities (net of cash interest payments), (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of approximately $89 million (principal payments), (2) common stock dividend payments expected to be $3.54 per share, or an aggregate of approximately $1.2 billion, subject to future approval by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend"), (3) Convertible Preferred Stock dividend payments of approximately $45 million, and (4) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2015 and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
	2015	2014	2013
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$1,794,025	$1,600,197	$1,171,059
Investing activities	(1,959,734)	(1,216,709)	(5,459,285)
Financing activities	(935,476)	(462,987)	4,063,133
Net increase (decrease) in cash and cash equivalents - continuing operations	(1,101,185)	(79,499)	(225,093)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	2,700	65,933	66,597
Net cash provided by (used for) financing activities	1,103,577	(26,196)	(61,684)
Net increase (decrease) in cash and cash equivalents - discontinued operations	1,106,277	39,737	4,913
Operating Activities
The increase in net cash provided by operating activities for 2015 from 2014 was due primarily to growth in our core business, including a net benefit from changes in working capital. The increase in net cash provided by operating activities for 2014 from 2013 was due primarily to (1) the AT&T Acquisition, (2) growth in our core business and net benefit from changes in working capital, and (3) growth in our network services. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

Investing Activities
Capital Expenditures
Our capital expenditures are categorized as discretionary or sustaining, as described below.

•
Discretionary capital expenditures are those capital expenditures made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of improvements to existing wireless infrastructure, construction of new wireless infrastructure, and, to a lesser extent, purchases of land assets under towers as we seek to manage our interests in the land beneath our towers. Improvements to existing wireless infrastructure to accommodate tenant additions typically vary based on, among other factors: (1) the type of wireless infrastructure, (2) the scope, volume, and mix of work performed on the wireless infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) corporate-related capital improvements and (2) maintenance on our wireless infrastructure assets that enable our customers' ongoing quiet enjoyment of the wireless infrastructure.

A summary of our capital expenditures for the last three years is as follows (in thousands of dollars):
Discretionary capital expenditures increased from 2014 to 2015 primarily as a result of (1) improvements to existing wireless infrastructure to accommodate new leasing and (2) the construction of new small cells. Our sustaining capital expenditures have historically been less than 2% of net revenues annually and were approximately 3% of net revenues in 2015 due to expansion of our office facilities. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2016 capital expenditures.
Sale of CCAL. See note 3 to our consolidated financial statements for a discussion of our May 2015 sale of CCAL, our previously 77.6% owned Australian subsidiary.

Foreign Currency Swaps. During May 2015, in conjunction with our sale of CCAL, we entered into foreign currency swaps to manage and reduce our foreign currency risk associated with the sale of CCAL. See note 9 to our consolidated financial statements.
Acquisitions.  Acquisitions consist of the acquisition of businesses such as towers and small cells, including fiber portfolios. See notes 4 and 6 to our consolidated financial statements for a discussion of the 2015 Sunesys Acquisition, 2014 Land Acquisitions, and 2013 AT&T Acquisition.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately $1.2 billion during the next 12 months, subject to future approval by our board of directors), paying dividends on our Convertible Preferred Stock (expected to be approximately $45 million in 2016), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See note 12 to our consolidated financial statements.
In 2014, our financing activities predominately related to (1) paying an aggregate of $624.3 million in dividends on our common stock, (2) amending our previously outstanding 2012 Credit Facility and (3) issuing $850.0 million of 4.875% senior notes, due in April 2022, which provided us with funding to repay $300.0 million of January 2010 tower revenue notes and redeem all of the previously outstanding 7.125% senior notes. See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 8 to our consolidated financial statements.
In 2015, our financing activities predominately related to (1) paying an aggregate of $1.1 billion in dividends on our common stock, (2) amending our previously outstanding 2012 Credit Facility and (3) issuing $1.0 billion in May 2015 tower revenue notes which provided us with funding to repay $250.0 million aggregate principal amount of August 2010 tower revenue notes, redeem all of the previously outstanding WCP securitized notes, and repay portions of outstanding borrowings under our previously outstanding 2012 Credit Facility. See also "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our common stock dividend during the fourth quarter of 2015.
In January 2016, we completed a new senior unsecured $5.5 billion 2016 Credit Facility and utilized the proceeds, together with cash on hand, to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility. See "Item 7. MD&A—Liquidity and Capital Resources—Credit Facility."
In February 2016, we issued $1.5 billion aggregate principal amount of investment grade senior unsecured notes ("2016 Senior Unsecured Notes"), which consist of (1) $600.0 million aggregated principal amount of 3.4% senior notes with a final maturity date of February 2021, and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026.
We used the net proceeds from the 2016 Senior Unsecured Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the 364-Day Facility (and, in connection therewith, terminate all commitments thereunder), and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver.
Incurrences, Purchases and Repayments of Debt. See notes 8 and 19 to our consolidated financial statements for a discussion of our recent issuances, purchases, and repayments of debt. Our debt issuances extended the maturities of our debt portfolio, provided funding for our acquisitions and our repayment of previously existing debt, and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." After giving effect to our 2016 Refinancings, approximately 48% of our debt is secured. Certain of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See notes 8 and 19 to our consolidated financial statements.
Common Stock. As of December 31, 2015, 2014, and 2013, we had 333.8 million, 333.9 million, and 334.1 million common shares outstanding, respectively. In October 2013, we issued 41.4 million shares of common stock, the net proceeds of which were used to partially fund the AT&T Acquisition. During the year ended December 31, 2015, we paid an aggregate of $1.1 billion in dividends on our common stock. See "Item 1. Business—Strategy" and note 12 to our consolidated financial statements.
ATM Program. In August 2015, we established an ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. As of February 15, 2016, no shares of common stock were sold under the ATM Program. See note 12 to our consolidated financial statements.
Convertible Preferred Stock. In October 2013, we issued 9.8 million shares of Convertible Preferred Stock, the net proceeds of which were used to partially fund the AT&T Acquisition. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into shares of common stock at a conversion rate between 1.1538 shares (based on the current maximum conversion price of $86.67) and 1.4421 shares (based on the current minimum conversion price of $69.34), depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1538, subject to certain anti-dilution adjustments.
Credit Facility.
During 2015, we repaid a total of $1.4 billion and borrowed $1.8 billion under the previously outstanding 2012 Revolver.
In January 2016, we completed a new unsecured $5.5 billion 2016 Credit Facility, consisting of (1) a $2.5 billion unsecured 2016 Revolver maturing on January 21, 2021, (2) a $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing on January 19, 2017, and (3) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing on January 21, 2021.  As of February 15, 2016, the 364-Day Facility was terminated. See note 19 to our consolidated financial statements.
The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on our senior unsecured debt rating.
The proceeds of the loans under the 2016 Credit Facility, together with cash on hand, were used to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility.
The 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, and purchases of our common stock. See notes 4, 8, and 19 to our consolidated financial statements.
As of February 15, 2016, there was approximately $2.1 billion in availability under the 2016 Revolver.
Restricted Cash. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. During 2012, $316.6 million of restricted cash was held by the trustee in connection with the redemption of the 7.75% secured notes. That amount was subsequently released in January 2013 when the 7.75% secured notes were redeemed in their entirety. See also notes 2 and 8 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2015, after giving effect to our 2016 Refinancings. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations(a)	2016	2017	2018	2019	2020	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)	$88,521	$597,262	$131,301	$135,534	$199,535	$10,954,173	$12,106,326
Interest payments on debt and other long-term obligations(c)(d)	472,356	537,172	541,848	539,537	612,709	8,129,002	10,832,624
Lease obligations(e)	564,114	571,325	575,605	579,376	580,894	7,669,357	10,540,671
Total contractual obligations	$1,124,991	$1,705,759	$1,248,754	$1,254,447	$1,393,138	$26,752,532	$33,479,621
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2015, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.1 billion. As of December 31, 2015, the net present value of these asset retirement obligations was approximately $132.1 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure.

•
We have the option to purchase approximately 54% of our towers that are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T, Sprint, and T-Mobile at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The January 2010 tower revenue notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. The August 2010 tower revenue notes consist of two series of notes with principal amounts of $300.0 million and $1.0 billion, having anticipated repayment dates in 2017 and 2020, respectively. See notes 8 and 19 to our consolidated financial statements for a discussion of our recent refinancing activities.

(c)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2037 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The full year 2015 Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes was approximately $495.4 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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

The following chart summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2015. As of December 31, 2015, the leases for land interests under our towers had an average remaining life in excess of 30 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

(a)	Without consideration of the term of the tenant lease.

(b)	Inclusive of fee interests and perpetual easements.

Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with these financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 8 to our consolidated financial statements for further discussion of our debt covenants. See "Item 1A. Risk Factors." The following are ratios applicable to the financial maintenance covenants under the credit agreement governing our 2016 Credit Facility as of December 31, 2015 after giving effect to the receipt of the installment payment from the sale of CCAL in January 2016 and our 2016 Refinancings.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2015
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.4x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	2.5x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2016 Credit Facility.

(b)	As defined in the credit agreement governing our 2016 Credit Facility.

(c)
Applicable solely to the extent that the senior unsecured debt rating by any two of S&P, Moody's and Fitch is lower than BBB-, Baa3 or BBB-, respectively. If applicable, the consolidated interest coverage ratio must be greater than or equal to 2.50.

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
Revenue Recognition. 82% of our total revenue for 2015 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), upfront payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the lease. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure (for example with respect to small cells) we record deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables, net." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." See notes 2 and 7 to our consolidated financial statements.
As part of our effort to provide comprehensive wireless infrastructure solutions, we offer certain network services relating to our wireless infrastructure, which represent approximately 18% of our total revenues for 2015. Network services and other revenue consists of (1) site development services and (2) installation services. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental. See "Item 1. Business—The Company" for a further discussion of our business.

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
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our financial statements.
Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the AT&T, T-Mobile, and Sprint leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases. The evaluation of such agreements for capital or operating lease treatment includes consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint towers acquired in the Global Signal Acquisition, we determined that the tower leases were capital leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as capital leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Accounting for Acquisitions — Valuation. As of December 31, 2015, our largest asset was property and equipment, which primarily consists of wireless infrastructure, followed by goodwill and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2015, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. During 2015, we sold our Australian operations and our reporting units changed from U.S. operations and Australian operations to towers and small cells. We performed a relative fair value allocation of goodwill when the change in reporting units occurred. See notes 3 and 16 to our consolidated financial statements regarding the sale of CCAL and change in reportable segments.We performed our most recent annual goodwill impairment test as of October 1, 2015, which resulted in no impairments. This assessment included consideration of our market capitalization which exceeded over three times the aggregate carrying amount of the reporting units as of December 31, 2015.
Deferred Income Taxes. Effective January 1, 2014, we commenced operating as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2015 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election" for a discussion of the impact of our REIT election.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  See "Item 1. Business—2015 Industry Highlights and Company Developments—REIT Election" for a discussion of our inclusion of small cells in the REIT effective January 1, 2016. Our ability to utilize our NOLs is dependent, in part, upon our having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes and our REIT conversion, see "Item 7. MD&A—Results of Operations" and note 11 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP Financial Measures
Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in "Item 7. MD&A—Results of Operations." Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and other similar providers of wireless infrastructure, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.
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

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$1,524,335	$398,774	$93,901
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	(999,049)	(52,460)	(33,900)
Asset write-down charges	33,468	14,246	13,595
Acquisition and integration costs	15,678	34,145	25,574
Depreciation, amortization and accretion	1,036,178	985,781	741,342
Amortization of prepaid lease purchase price adjustments	20,531	19,972	15,472
Interest expense and amortization of deferred financing costs	527,128	573,291	589,630
Gains (losses) on retirement of long-term obligations	4,157	44,629	37,127
Interest income	(1,906)	(315)	(956)
Other income (expense)	(57,028)	(11,993)	3,902
Benefit (provision) for income taxes	(51,457)	(11,244)	191,000
Stock-based compensation expense	67,148	56,431	39,031
Adjusted EBITDA(a)	$2,119,183	$2,051,257	$1,715,718

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.
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

•	it is the primary measure of profit and loss used by management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segment;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt.
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to our 2016 Refinancings:

•	the potential refinancing of our $12.1 billion in existing debt, compared to $11.9 billion in the prior year;

•	our $2.4 billion of floating rate debt representing approximately 19% of total debt, compared to 35% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We have no debt maturities that have anticipated repayment dates during 2016. As of December 31, 2015 and December 31, 2014, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2015, after giving effect to our 2016 Refinancings, and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2015, after giving effect to our 2016 Refinancings, we had $2.4 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $2.9 million after giving effect to our 2016 Refinancings. As of December 31, 2014, we had $4.2 billion of floating rate debt, which included $2.8 billion of debt with a LIBOR floor of 0.75% per annum.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2015 after giving effect to our 2016 Refinancings. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnotes (c) and (d)). See note 8 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2016	2017		2018	2019	2020	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(c)	$51,021	$547,262	(f)	$43,801	$35,534	$24,535	$9,049,173	$9,751,326	$10,063,119
Average interest rate(b)(c)(d)	4.4%	2.6%		4.8%	5.0%	5.2%	6.9%	6.6%
Variable rate debt(e)	$37,500	$50,000		$87,500	$100,000	$175,000	$1,905,000	$2,355,000	$2,355,000
Average interest rate(e)	2.3%	3.0%		3.4%	3.5%	3.8%	3.9%	3.8%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.

(b)	The average interest rate represents the weighted-average stated coupon rate (see footnote (c) and (d)).

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 tower revenue notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. The August 2010 tower revenue notes consist of two series of notes with principal amounts of $300.0 million and $1.0 billion, having anticipated repayment dates in 2017 and 2020, respectively. See note 8 to our consolidated financial statements for a discussion of our issuance of $1.0 billion of the May 2015 tower revenue notes with anticipated repayment dates ranging between 2022 and 2025. See note 19 to our consolidated financial statements for a discussion of the Company's 2016 refinancing activities, including the issuance of the 2016 Senior Unsecured Notes.

(d)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2037 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2015 Excess Cash Flow of the issuers of the tower revenue notes was approximately $495.4 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Predominantly consists of $2.0 billion 2016 Term Loan A maturing in 2021. See note 19 to our consolidated financial statements.

(f)	Predominately consists of $500 million in aggregate principal amount of 2.381% secured notes due 2017.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries ("the Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9B. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2016

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$178,810	$151,312
Restricted cash	130,731	147,411
Receivables, net of allowance of $9,574 and $10,037, respectively	313,296	313,308
Prepaid expenses	133,194	138,873
Other current assets	225,214	119,309
Assets from discontinued operations (see note 3)	—	412,783
Total current assets	981,245	1,282,996
Deferred site rental receivables	1,306,408	1,202,058
Property and equipment, net	9,580,057	8,982,783
Goodwill	5,513,551	5,196,485
Site rental contracts and customer relationships, net	3,421,180	3,287,144
Other intangible assets, net	358,735	394,407
Long-term prepaid rent, deferred financing costs and other assets, net	875,069	797,403
Total assets	$22,036,245	$21,143,276
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159,629	$162,397
Accrued interest	66,975	66,943
Deferred revenues	322,623	279,882
Other accrued liabilities	199,923	182,081
Current maturities of debt and other obligations	106,219	113,335
Liabilities from discontinued operations (see note 3)	—	127,493
Total current liabilities	855,369	932,131
Debt and other long-term obligations	12,143,019	11,807,526
Other long-term liabilities	1,948,636	1,666,391
Total liabilities	14,947,024	14,406,048
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2015—333,771,660 and December 31, 2014—333,856,632	3,338	3,339
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2015 and 2014—9,775,000; aggregate liquidation value: December 31, 2015 and 2014—$977,500	98	98
Additional paid-in capital	9,548,580	9,512,396
Accumulated other comprehensive income (loss)	(4,398)	15,820
Dividends/distributions in excess of earnings	(2,458,397)	(2,815,428)
Total CCIC stockholders' equity	7,089,221	6,716,225
Noncontrolling interest from discontinued operations	—	21,003
Total equity	7,089,221	6,737,228
Total liabilities and equity	$22,036,245	$21,143,276

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net revenues:
Site rental	$3,018,413	$2,866,613	$2,371,380
Network services and other	645,438	672,143	494,371
	3,663,851	3,538,756	2,865,751
Operating expenses:
Costs of operations(a):
Site rental	963,869	906,152	686,873
Network services and other	357,557	400,454	304,144
General and administrative	310,921	257,296	213,519
Asset write-down charges	33,468	14,246	13,595
Acquisition and integration costs	15,678	34,145	25,574
Depreciation, amortization and accretion	1,036,178	985,781	741,342
Total operating expenses	2,717,671	2,598,074	1,985,047
Operating income (loss)	946,180	940,682	880,704
Interest expense and amortization of deferred financing costs	(527,128)	(573,291)	(589,630)
Gains (losses) on retirement of long-term obligations	(4,157)	(44,629)	(37,127)
Interest income	1,906	315	956
Other income (expense)	57,028	11,993	(3,902)
Income (loss) from continuing operations before income taxes	473,829	335,070	251,001
Benefit (provision) for income taxes	51,457	11,244	(191,000)
Income (loss) from continuing operations	525,286	346,314	60,001
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	19,690	52,460	33,900
Net gain (loss) from disposal of discontinued operations, net of tax	979,359	—	—
Income (loss) from discontinued operations, net of tax	999,049	52,460	33,900
Net income (loss)	1,524,335	398,774	93,901
Less: Net income (loss) attributable to the noncontrolling interest	3,343	8,261	3,790
Net income (loss) attributable to CCIC stockholders	1,520,992	390,513	90,111
Dividends on preferred stock	(43,988)	(43,988)	(11,363)
Net income (loss) attributable to CCIC common stockholders	$1,477,004	$346,525	$78,748
Net income (loss)	$1,524,335	$398,774	$93,901
Other comprehensive income (loss):
Interest rate swaps reclassified into results of operations, net of taxes	18,725	63,148	82,043
Foreign currency translation adjustments	(14,137)	(25,432)	(45,714)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	(25,678)	—	—
Total other comprehensive income (loss)	(21,090)	37,716	36,329
Comprehensive income (loss)	1,503,245	436,490	130,230
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	6,545	1,940
Comprehensive income (loss) attributable to CCIC stockholders	$1,503,245	$429,945	$128,290
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$1.45	$0.91	$0.16
Income (loss) from discontinued operations, basic	$2.99	$0.13	$0.10
Net income (loss) attributable to CCIC common stockholders, basic	$4.44	$1.04	$0.26
Income (loss) from continuing operations, diluted	$1.44	$0.91	$0.16
Income (loss) from discontinued operations, diluted	$2.98	$0.13	$0.10
Net income (loss) attributable to CCIC common stockholders, diluted	$4.42	$1.04	$0.26
Weighted-average common shares outstanding (in thousands):
Basic	333,002	332,302	298,083
Diluted	334,062	333,265	299,293
Dividends/distributions declared per share	$3.35	$1.87	$—

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2015		2014		2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$525,286		$346,314		$60,001
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,036,178		985,781		741,342
Gains (losses) on retirement of long-term obligations	4,157		44,629		37,127
Gains (losses) on settled swaps	(54,475)		—		—
Amortization of deferred financing costs and other non-cash interest	37,126		80,854		99,245
Stock-based compensation expense	60,773		51,497		39,030
Asset write-down charges	33,468		14,246		13,595
Deferred income tax benefit (provision)	(60,618)		(21,859)		174,269
Other non-cash adjustments, net	(8,915)		(25,679)		2,974
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	32		1,361		12,990
Increase (decrease) in accounts payable	(5,287)		12,281		28,665
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	325,880		397,363		242,687
Decrease (increase) in receivables	12,668		(77,116)		(64,026)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(112,248)		(209,475)		(216,840)
Net cash provided by (used for) operating activities	1,794,025		1,600,197		1,171,059
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(1,102,179)		(461,651)		(4,931,752)
Capital expenditures	(908,892)		(758,535)		(534,809)
Receipts from foreign currency swaps	54,475		—		—
Other investing activities, net	(3,138)		3,477		7,276
Net cash provided by (used for) investing activities	(1,959,734)		(1,216,709)		(5,459,285)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000		845,750		1,618,430
Net proceeds from issuance of capital stock	—		—		2,980,586
Net proceeds from issuance of preferred stock	—		—		950,886
Principal payments on debt and other long-term obligations	(102,866)		(116,426)		(101,322)
Purchases and redemptions of long-term debt	(1,069,337)		(836,899)		(762,970)
Purchases of capital stock	(29,657)		(21,872)		(99,458)
Borrowings under revolving credit facility	1,790,000		1,019,000		976,032
Payments under revolving credit facility	(1,360,000)		(698,000)		(1,855,032)
Payments for financing costs	(19,642)		(15,899)		(30,001)
Net (increase) decrease in restricted cash	16,458		30,010		385,982
Dividends/distributions paid on common stock	(1,116,444)		(624,297)		—
Dividends paid on preferred stock	(43,988)		(44,354)		—
Net cash provided by (used for) financing activities	(935,476)		(462,987)		4,063,133
Net increase (decrease) in cash and cash equivalents - continuing operations	(1,101,185)		(79,499)		(225,093)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	2,700		65,933		66,597
Net cash provided by (used for) investing activities	1,103,577		(26,196)		(61,684)
Net increase (decrease) in cash and cash equivalents - discontinued operations	1,106,277		39,737		4,913
Effect of exchange rate changes on cash	(1,902)		(8,012)		2,210
Cash and cash equivalents at beginning of year	175,620	(a)	223,394	(a)	441,364	(a)
Cash and cash equivalents at end of year	$178,810		$175,620	(a)	$223,394	(a)
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts)

	CCIC Stockholders' Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2012	293,164,786	$2,932	—	—	$—	$5,623,595	$102,125	$(163,916)	$(61,791)	$(2,625,990)	$12,518	$2,951,264
Stock-based compensation related activity, net of forfeitures	934,691	9	—	—	—	39,021	—	—	—	—	—	39,030
Purchases and retirement of capital stock	(1,429,461)	(14)	—	—	—	(99,444)	—	—	—	—	—	(99,458)
Net proceeds from issuance of Common Stock	41,400,000	414	—		—	2,980,172	—	—	—	—	—	2,980,586
Net proceeds from issuance of preferred stock	—	—	9,775,000		98	950,788	—	—	—	—	—	950,886
Other comprehensive income (loss)(a)	—	—	—	—	—	—	(43,864)	82,043	38,179	—	(1,850)	36,329
Preferred stock dividends	—	—	—	—	—	(11,363)	—	—	—	—	—	(11,363)
Net income (loss)	—	—	—	—	—	—	—	—	—	90,111	3,790	93,901
Balance, December 31, 2013	334,070,016	$3,341	9,775,000		$98	$9,482,769	$58,261	$(81,873)	$(23,612)	$(2,535,879)	$14,458	$6,941,175

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts)

	CCIC Stockholders’ Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2013	334,070,016	$3,341	9,775,000	$98	$9,482,769	$58,261	$(81,873)	$(23,612)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	79,490	1	—	—	51,496	—	—	—	—	—	51,497
Purchases and retirement of capital stock	(292,874)	(3)	—	—	(21,869)	—	—	—	—	—	(21,872)
Other comprehensive income (loss)(a)	—	—	—	—	—	(23,716)	63,148	39,432	—	(1,716)	37,716
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(626,074)	—	(626,074)
Preferred stock dividends	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	390,513	8,261	398,774
Balance, December 31, 2014	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$15,820	$(2,815,428)	$21,003	$6,737,228

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts)

	CCIC Stockholders' Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2014	333,856,632	$3,339	9,775,000		$98	$9,512,396	$34,545	$(18,725)	$15,820	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	251,554	2	—	—	—	65,838	—	—	—	—	—	65,840
Purchases and retirement of capital stock	(336,526)	(3)	—	—	—	(29,654)	—	—	—	—	—	(29,657)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	(38,943)	18,725	(20,218)	—	(872)	(21,090)
Disposition of CCAL	—	—	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—		—	—	—	—	—	(1,119,973)	—	(1,119,973)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	—	1,520,992	3,343	1,524,335
Balance, December 31, 2015	333,771,660	$3,338	9,775,000		$98	$9,548,580	$(4,398)	$—	$(4,398)	$(2,458,397)	$—	$7,089,221

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. and its predecessor, as applicable (together, "CCIC"), and their subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.
The Company owns, operates, and leases shared wireless infrastructure, including: (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) small cell networks supported by fiber (collectively, "small cells" and, together with towers, "wireless infrastructure"). The Company conducts operations through subsidiaries of Crown Castle Operating Company ("CCOC"), including certain subsidiaries which operate wireless infrastructure portfolios in the United States, including Puerto Rico ("U.S."). See note 3 for a discussion of the May 2015 sale of the Company's formerly 77.6% owned subsidiary that operated towers in Australia (referred to as "CCAL").
The Company's core business is providing access, including space or capacity, to its shared wireless infrastructure via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "leases"). The Company's wireless infrastructure is geographically dispersed throughout the U.S.
Approximately 54% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. Additional information concerning these towers is as follows:

◦
Approximately 23% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

◦
Approximately 16% of the Company's towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases, or other agreements with Sprint. The Company has the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

◦
Approximately 15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition (as defined in note 4), there are another approximately 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

As part of the Company's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) the following site development services relating to existing or new tenant equipment installations on its wireless infrastructure: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Effective January 1, 2014, the Company commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 11.
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
The following table is a summary of the impact of restricted cash on the statement of cash flows.

	For the years ended December 31,
	2015	2014	2013
Net cash provided by (used from) operating activities	$3,974	$6,148	$(1,637)
Net cash provided by (used from) investing activities	$(3,752)	$(44)	$8,067
Net cash provided by (used from) financing activities	$16,458	$30,011	$385,982	(a)

(a)	Inclusive of $316.6 million of cash held by the trustee as of December 31, 2012 and subsequently released to retire the 7.75% Secured Notes in January 2013.
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
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including a portion of space on a tower) and for which fair value is not objectively determinable, then such a lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, and improvements are capitalized, while maintenance and repairs are expensed. Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2015, 2014, and 2013, the Company had $36.7 million, $24.2 million and $17.6 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-downs charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $27.0 million, $9.3 million, and $8.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2015, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired wireless infrastructure, or (3) other contractual rights such as trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included in "long-term prepaid rent, deferred financing costs, and other assets, net" on the Company's consolidated balance sheet.
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
Network services revenues are recognized after completion of the applicable service. Nearly all of the installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Sales taxes or value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Costs of Operations
In excess of two-thirds of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line ground lease expense is included in "other long-term liabilities" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Network services and other costs of operations predominately consist of third party service providers such as contractors and professional service firms and, to a lesser extent, internal labor costs. As of December 31, 2015 and 2014, the Company had $55.3 million and $60.7 million, respectively, of work in process.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, or fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). See note 4 for a discussion of our acquisitions during 2013, 2014, and 2015. In addition, during 2012, the Company acquired (1) rights to approximately 7,100 towers through the T-Mobile Acquisition and (2) NextG Networks, Inc., the then largest U.S operator of outdoor distributed antenna systems ("DAS"), a type of small cells.
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

	Years Ended December 31,
	2015	2014	2013
Interest expense on debt obligations	$490,002	$492,437	$490,385
Amortization of deferred financing costs	22,077	22,190	25,120
Amortization of adjustments on long-term debt	(1,029)	(3,628)	8,541
Amortization of interest rate swaps	18,725	63,148	64,928
Capitalized interest	(4,805)	(2,985)	(1,832)
Other	2,158	2,129	2,488
Total	$527,128	$573,291	$589,630
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts or purchase price adjustments are presented as a reduction to the related debt obligation on the Company's consolidated balance sheet.
Income Taxes
Effective January 1, 2014, the Company commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
In August 2014, the Company received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of the Company's small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. During the fourth quarter of 2015, the Company completed the necessary steps to include small cells that were previously included in one or more wholly-owned TRSs in the REIT effective January 2016. As a result, during the fourth quarter of 2015, the Company de-recognized the related net deferred tax liabilities. See note 11.
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2015 and 2014, the Company has not recorded any penalties related to its income tax positions.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of RSAs and RSUs as determined under the treasury stock method and (2) upon conversion of the Company's Convertible Preferred Stock (as defined in note 12), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2015	2014	2013
Net income (loss) from continuing operations	$525,286	$346,314	$60,001
Dividends on preferred stock	(43,988)	(43,988)	(11,363)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$481,298	$302,326	$48,638

Income (loss) from discontinued operations, net of tax	999,049	52,460	33,900
Less: Net income (loss) attributable to the noncontrolling interest	3,343	8,261	3,790
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	995,706	44,199	30,110

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	333,002	332,302	298,083
Effect of assumed dilution from potential common shares relating to RSAs and RSUs	1,060	963	1,210
Diluted weighted-average number of common shares outstanding	334,062	333,265	299,293
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$1.45	$0.91	$0.16
Income (loss) from discontinued operations, basic	$2.99	$0.13	$0.10
Net income (loss) attributable to CCIC common stockholders, basic	$4.44	$1.04	$0.26
Income (loss) from continuing operations, diluted	$1.44	$0.91	$0.16
Income (loss) from discontinued operations, diluted	$2.98	$0.13	$0.10
Net income (loss) attributable to CCIC common stockholders, diluted	$4.42	$1.04	$0.26
For the years ended December 31, 2015 and 2014, 11.4 million and 12.5 million common share equivalents related to the Convertible Preferred Stock, respectively, were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of each such year. See notes 12 and 13.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. Foreign currency swaps are valued at settlement amounts using observable exchange rates and, if material, reflect an adjustment for the Company's and contract counterparty's credit risk. There were no changes since December 31, 2014 in the Company's valuation techniques used to measure fair values. See note 10 for a further discussion of fair values.
Swaps
Interest Rate Swaps. The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk. Derivative financial instruments were entered into for periods that matched the related underlying exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.
Derivatives were recognized on the consolidated balance sheet at fair value. If the derivative was designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative was recorded as a separate component of stockholders' equity, captioned "accumulated other comprehensive income (loss)" on the Company's consolidated balance sheet, and recognized as increases or decreases to "interest expense and amortization of deferred financing costs" on the Company's consolidated statement of operations and comprehensive income (loss) when the hedged item affects earnings. If a hedge ceased to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify was recorded to "net gain (loss) on interest rate swaps." However, any amounts previously recorded to "accumulated other comprehensive income (loss)" would remain there until the original forecasted transaction affected earnings. In situations where it becomes probable that the hedged forecasted transaction will not occur, any gains or losses that have been recorded to "accumulated other comprehensive income (loss)" are immediately reclassified to earnings. See note 9.
Foreign Currency Swaps. During 2015, the Company entered into foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The derivatives were recognized on the consolidated balance sheet at fair value as of December 31, 2015. These swaps are not designated as accounting hedges and as such, the corresponding gain (loss) on the fair value adjustment is included as a component of "other income (expense)" on the Company's consolidated statement of operations and comprehensive income (loss). See note 9. In January 2016, the previously outstanding swap related to the installment payment received from the Buyer (as defined in note 3) was cash settled.
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the implementation and presentation of discontinued operations titled ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The guidance requires that only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations qualify as discontinued operations. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The new guidance was effective for the Company on January 1, 2015, and the Company has applied the new guidance to the sale of CCAL. See note 3.
In November 2015, the FASB issued new guidance on the presentation of deferred tax assets and liabilities. The guidance requires deferred tax assets and liabilities to be presented as non-current on the balance sheet. The guidance is effective for the Company on January 1, 2017 and early adoption is permitted. The Company adopted this guidance on December 31, 2015 on a prospective basis. As such, the prior periods presented within the Company's consolidated financial statements were not retrospectively adjusted. See note 11.
Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company will adopt the guidance on January 1, 2016. As of December 31, 2015, net deferred financing costs were $107.7 million and were recorded as a component of "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.

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
In September 2015, the FASB issued new guidance which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires prospective application and the guidance is effective for the Company on January 1, 2016, with early adoption permitted. The Company does not expect the standard to have a material impact to its consolidated financial statements upon initial adoption.

3.	Discontinued Operations
On May 14, 2015, the Company entered into a definitive agreement to sell CCAL to a consortium of investors led by Macquarie Infrastructure and Real Assets (collectively, "Buyer"). On May 28, 2015, the Company completed the sale. At closing, the Company received net proceeds of approximately $1.1 billion after accounting for the Company's 77.6% ownership interest, repayment of intercompany debt owed to the Company by CCAL and estimated transaction fees and expenses, exclusive of the impact of foreign currency swaps related to the CCAL sale (see note 9).
As part of the sale of CCAL, in January 2016, the Company received an installment payment from the Buyer totaling approximately $124 million, inclusive of the impact of the related foreign currency swap (see note 9). The installment payment is included within "other current assets" on the Company's consolidated balance sheet.
During the second quarter 2015, the Company used net proceeds from the sale of CCAL to repay portions of outstanding borrowings under its previously outstanding 2012 Credit Facility. See note 8.
The Company entered into foreign currency swaps to manage and reduce its foreign currency risk associated with the sale of CCAL. These swaps are not included in discontinued operations. See note 9.
CCAL has historically been a separate operating segment of the Company (see note 16). The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-08, which the Company adopted on January 1, 2015 (see note 2). The sale of CCAL represents a strategic shift of the Company to focus on U.S. operations. The gain from disposal of CCAL is included in discontinued operations on the consolidated statement of operations. The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2014, and their results of operations for the years ended December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	As of December 31, 2014
Assets and liabilities related to discontinued operations:
Current assets	$61,289
Property and equipment	165,528
Other non-current assets	185,966
Total assets related to discontinued operations	$412,783
Current liabilities	94,297
Non-current liabilities	33,196
Total liabilities related to discontinued operations	$127,493

	Year Ended December 31,
	2015(b)(c)	2014(b)	2013(b)
Total revenues	$65,293	$151,128	$156,633
Total cost of operations (a)	17,498	43,860	55,779
Depreciation, amortization, and accretion	10,168	27,283	32,873
Total other expenses	10,481	26,921	26,453
Pre-tax income from discontinued operations	27,146	53,064	41,528
Benefit (provision) from income taxes	(7,456)	(604)	(7,628)
Net income (loss) from discontinued operations(d)	$19,690	$52,460	$33,900

(a)	Exclusive of depreciation, amortization, and accretion shown separately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the consolidated statement of operations.
The Company recorded a gain on the sale of CCAL, which was comprised of the following items:

Cash received from sale of CCAL(a)	$1,139,369
Installment payment receivable due January 2016(a)	117,384
Total proceeds from sale of CCAL	$1,256,753
Adjusted for:
Net assets and liabilities related to discontinued operations(b)(c)	258,575
Transaction fees and expenses	23,059
Foreign currency translation reclassification adjustments(d)	(25,678)
Pre-tax gain (loss) from disposal of discontinued operations	1,000,797
Income taxes related to the sale of CCAL	(21,438)
Gain (loss) from disposal of discontinued operations	$979,359

(a)
Exclusive of foreign currency swaps and based on exchange rates as of May 28, 2015, which was the closing date of the Company's sale of CCAL. See note 9. The impact of fluctuations in the exchange rate subsequent to the closing date are reflected as a component of "other income (expense)" on the Company's consolidated statement of operations.

(b)	Represents net assets attributable to CCIC, net of the disposition of noncontrolling interest of $23.5 million.

(c)	Inclusive of $11.1 million of cash.

(d)
Represents foreign currency translation adjustments previously included in "accumulated other comprehensive income (loss)" on the consolidated balance sheet and reclassified to "net gain (loss) from disposal of discontinued operations, net of tax" on the consolidated statement of operations and comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Acquisitions
2013 AT&T Acquisition
During October 2013, the Company entered into a definitive agreement with AT&T, to acquire rights to towers which, as of December 31, 2015, comprised approximately 23% of the Company's towers for $4.827 billion in cash at closing ("AT&T Acquisition"). On December 16, 2013, the Company closed on the acquisition. See note 1 for further discussion of the terms of the AT&T master prepaid lease, including the related purchase option. The Company utilized net proceeds from the October 2013 Equity Financings (as defined in note 12), and additional borrowings under the 2012 Revolver (as defined in note 8) and term loans to fund the AT&T Acquisition, as well as cash on hand. The final purchase price allocation for the AT&T Acquisition is shown below.

Final Purchase Price Allocation
Current assets	$21,543
Property and equipment	1,891,721
Goodwill	1,902,777
Other intangible assets, net	1,175,217
Other assets	67,063
Current liabilities	(10,677)
Other long-term liabilities	(221,045)	(a)
Net assets acquired	$4,826,599	(b)

(a)Inclusive of above-market leases for land interests under the Company's towers.
(b)No deferred taxes were recorded as a result of the Company's REIT election. See note 11.
The unaudited pro forma financial results for the year ended December 31, 2013 combine the historical results of the Company, along with the pro forma impact from the AT&T Acquisition. The following table presents the unaudited pro forma consolidated results of operations of the Company as if the AT&T Acquisition was completed as of January 1, 2013. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Twelve Months Ended December 31,
	2013
Net revenues	$3,420,736	(a)
Income (loss) before income taxes	$242,617	(b)(c)
Benefit (provision) for income taxes	$(178,663)	(c)(d)
Net income (loss)	$63,954	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.05
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.05

(a)
Amount is inclusive of pro forma adjustments to increase net revenues of $211.1 million related to net revenues that the Company expects to recognize from AT&T under AT&T's contracted lease of space on the towers acquired in the AT&T Acquisition.

(b)
Amounts are inclusive of pro forma adjustments to increase depreciation and amortization of $218.3 million related to property and equipment and intangibles recorded as a result of the AT&T Acquisition.

(c)	Amounts include the impact of the interest expense associated with the related debt financings as well as the October 2013 Equity Financings.

(d)	Pro forma adjustments reflect the federal statutory rate and an estimated state rate. No adjustment was made related to the Company's REIT election. See note 11.
For additional discussion of the AT&T Acquisition see notes 6, 8, and 12.
2014 Land Acquisitions
During 2014, the Company completed several acquisitions of portfolios of land interests under towers ("2014 Land Acquisitions"). These acquisitions were predominately comprised of an aggregate of 1,200 land interests for an aggregate purchase price of approximately $354 million, net of cash acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

2015 Sunesys Acquisition
During April 2015, the Company entered into a definitive agreement to acquire Quanta Fiber Networks, Inc. ("Sunesys") for approximately $1.0 billion in cash, subject to certain limited adjustments ("Sunesys Acquisition"). On August 4, 2015, the Company closed the Sunesys Acquisition. The results of operations from Sunesys have been included in the Company's consolidated statement of operations since the date of acquisition.
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
The Company utilized borrowings under the 2012 Revolver and cash on hand to fund the cash consideration of approximately $1.0 billion. See note 8.
The preliminary purchase price allocation for the Sunesys Acquisition is shown below. The preliminary purchase price allocation is based upon a preliminary valuation which is subject to change as the Company obtains additional information, with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current assets	$15,417
Property and equipment	444,864
Goodwill (a)	325,696
Other intangible assets, net	259,833
Current liabilities	(20,470)
Other non-current liabilities	(37,375)
Net assets acquired (b)	$987,965

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
Net revenues and net income (loss) attributable to the Sunesys Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date the acquisition was completed. For the year ended December 31, 2015, the Sunesys Acquisition resulted in an increase to consolidated net revenues of $41.4 million.

5.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2015	2014
Land(a)	—	$1,617,919	$1,491,640
Buildings	40 years	86,760	58,491
Towers and small cells	1-20 years	12,856,115	11,782,715
Information technology assets and other	2-7 years	239,332	199,834
Construction in process	—	578,806	502,499
Total gross property and equipment		15,378,932	14,035,179
Less: accumulated depreciation		(5,798,875)	(5,052,396)
Total property and equipment, net		$9,580,057	$8,982,783

(a)	Includes land owned in fee and perpetual easements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $774.9 million, $733.6 million and $536.2 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment, and accumulated depreciation was $4.4 billion and $1.2 billion, respectively, as of December 31, 2015. See notes 1 and 2, including discussion of the Company's prepaid master lease agreements.

6.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2015 and December 31, 2014 were as follows:

Balance as of December 31, 2013	$4,902,950
Adjustments to AT&T Acquisition purchase price allocation	134,242
Additions due to other acquisitions	159,362
Other adjustments, net	(69)
Balance as of December 31, 2014	$5,196,485
Additions due to Sunesys Acquisition(a)	325,696
Additions due to other acquisitions	41,542
Adjustments to purchase price allocations, net	(50,172)
Balance as of December 31, 2015	$5,513,551

(a)
The purchase price allocation for the Sunesys Acquisition resulted in the recognition of goodwill based on the Company's expectation to leverage the Sunesys fiber footprint to support new small cell networks. The Sunesys fiber is complementary to the Company's existing fiber assets and is located where the Company expects to see wireless carrier network investments. See note 4.

Intangibles
The following is a summary of the Company's intangible assets. See note 4 for further discussion of the Company's acquisitions.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$5,009,241	$(1,588,061)	$3,421,180	$4,627,429	$(1,340,285)	$3,287,144
Other intangible assets	482,142	(123,407)	358,735	496,284	(101,877)	394,407
Total	$5,491,383	$(1,711,468)	$3,779,915	$5,123,713	$(1,442,162)	$3,681,551
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2015	2014	2013
Depreciation, amortization and accretion	$251,443	$242,967	$197,906
Site rental costs of operations	20,420	22,105	10,197
Total amortization expense	$271,863	$265,072	$208,103
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$272,067	$271,503	$271,054	$270,618	$270,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

7.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2015	2014
Deferred rental revenues	$864,269	$604,825
Deferred ground lease payable	467,411	406,732
Above market leases for land interests, net	242,893	272,694
Deferred credits, net	239,527	222,460
Asset retirement obligation (see note 14)	132,110	119,463
Deferred income tax liabilities	2,059	39,889
Other long-term liabilities	367	328
	$1,948,636	$1,666,391
For the years ended December 31, 2015, 2014, and 2013, the Company recorded $22.5 million, $24.2 million, and $7.2 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Above-market leases for land interests	$21,302	$20,236	$19,458	$18,645	$17,569
For the years ended December 31, 2015, 2014, and 2013 the Company recognized $32.8 million, $29.5 million, and $29.6 million, respectively, in "site rental revenues" related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ended December 31, 2016 to 2020 are as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Below-market tenant leases	$35,359	$34,071	$31,028	$27,833	$26,116
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $78.7 million and $61.9 million, respectively, as of December 31, 2015 and 2014.

8.	Debt and Other Obligations
See note 19 for a discussion of the Company's 2016 financing activities, including: (1) the completion of the 2016 Credit Facility, (2) the repayment of the 2012 Credit Facility, and (3) the issuance of the 2016 Senior Unsecured Notes and the utilization of such proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The table below sets forth the Company's debt and other obligations as of December 31, 2015.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2015		2014	2015	(a)
Bank debt – variable rate:
2012 Revolver	Jan. 2012	Jan. 2019		$1,125,000	(b)	$695,000	2.2%	(c)
Tranche A Term Loans	Jan. 2012	Jan. 2019		629,375		645,938	2.2%	(c)
Tranche B Term Loans	Jan. 2012	Jan. 2021		2,247,015		2,835,509	3.0%	(d)
Total bank debt				4,001,390		4,176,447
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2037-2040	(e)	1,600,000		1,600,000	6.0%	(e)
August 2010 Tower Revenue Notes	Aug. 2010	2037-2040	(e)	1,300,000		1,550,000	4.7%	(e)
May 2015 Tower Revenue Notes	May 2015	2042-2045	(e)	1,000,000		—	3.5%	(e)
2009 Securitized Notes	July 2009	2019/2029	(f)	141,592		160,822	7.6%
WCP Securitized Notes	Nov. 2010	Nov. 2040		—		262,386	N/A
Total securitized debt				4,041,592		3,573,208
Bonds – fixed rate:
5.25% Senior Notes	Oct. 2012	Jan. 2023		1,649,969		1,649,969	5.3%
2012 Secured Notes	Dec. 2012	2017/2023	(h)	1,500,000		1,500,000	3.4%
4.875% Senior Notes	Apr. 2014	Apr. 2022		846,522		846,062	4.9%
Total bonds				3,996,491		3,996,031
Other:
Capital leases and other obligations	Various	Various	(g)	209,765		175,175	Various	(g)
Total debt and other obligations				12,249,238		11,920,861
Less: current maturities and short-term debt and other current obligations				106,219		113,335
Non-current portion of long-term debt and other long-term obligations				$12,143,019		$11,807,526

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2015, the undrawn availability under the senior secured revolving credit facility ("2012 Revolver") was $1.2 billion. See note 19.

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

(e)
If the respective series of the January 2010 Tower Revenue Notes, August 2010 Tower Revenue Notes and May 2015 Tower Revenue Notes (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $1.0 billion, having anticipated repayment dates in 2017 and 2020, respectively. The May 2015 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $700.0 million, having anticipated repayment dates in 2022 and 2025, respectively.

(f)
The 2009 Securitized Notes consist of $71.6 million of principal as of December 31, 2015 that amortizes through 2019, and $70.0 million of principal as of December 31, 2015 that amortizes during the period beginning in 2019 and ending in 2029.

(g)
The Company's capital leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(h)
Consists of $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The credit agreement governing the Company's senior credit facility ("2012 Credit Facility") contains financial maintenance covenants. The Company is currently in compliance with these financial maintenance covenants, and based upon current expectations, the Company believes it will continue to comply with its financial maintenance covenants. In addition, certain of the Company's debt agreements also contain restrictive covenants that place restrictions on CCIC or its subsidiaries and may limit the Company's ability to, among other things, incur additional debt and liens, purchase the Company's securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
Bank Debt
In January 2012, CCOC entered into the 2012 Credit Facility. The 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's and certain of its subsidiaries' deposit accounts ($80.0 million as of December 31, 2015) and securities accounts. The 2012 Credit Facility is guaranteed by CCIC and certain of its subsidiaries.
The following are highlights of the Company's issuances, refinancings, and other activities related to the 2012 Credit Facility since the beginning of 2013:
•In 2013, the Company:

◦	refinanced the then outstanding Tranche B Term Loans with new loans pursuant to the existing credit agreement in an aggregate principal amount of approximately $1.6 billion,

◦	borrowed $800.0 million of incremental tranche B term loans ("Incremental Tranche B Term Loans"),

◦	borrowed $500.0 million of incremental tranche B-2 term loans ("Incremental Tranche B-2 Term Loans"),

◦	borrowed $200.0 million of incremental tranche A term loans ("Incremental Tranche A Term Loans"),
◦extended the maturity of both the Tranche A Term Loans and the 2012 Revolver,

◦	reduced the interest at a per annum rate under the 2012 Revolver and Tranche A Term Loans to LIBOR plus a credit spread ranging from1.50% to 2.25%, based on CCOC's total net leverage ratio,

◦	utilized the proceeds of the Incremental Tranche B Term Loans to repay a portion of the amounts outstanding under the 2012 Revolver,

◦	utilized the borrowings under the 2012 Revolver to partially fund the AT&T Acquisition (see note 4), and

◦	utilized the proceeds of the Incremental Tranche B-2 Term Loans and the Incremental Tranche A Term Loans to repay a portion of the amounts then outstanding under the 2012 Revolver.

•	In 2014, the Company amended its 2012 Credit Facility to extend the maturity date on a portion of the Tranche B Term Loans, including Incremental Tranche B Term Loans, to January 2021.

•	In 2015, the Company:

◦	amended its 2012 Credit Facility and increased the capacity of the 2012 Revolver to an aggregate revolving commitment of approximately $2.3 billion,

◦	repaid the portion of its Tranche B Term Loans that were due January 2019, which had an outstanding balance of $564.1 million, and

◦	utilized borrowings under the 2012 Revolver of $835.0 million, along with cash on hand, to fund the Sunesys Acquisition.
Securitized Debt
The Tower Revenue Notes and the 2009 Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCIC. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The January 2010 Tower Revenue Notes, August 2010 Tower Revenue Notes, and May 2015 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The net proceeds of the May 2015 Tower Revenue Notes, together with proceeds received from our sale of CCAL, were primarily used to (1) to repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (2) to repay all of the previously outstanding WCP Securitized Notes, (3) to repay portions of outstanding borrowings under its 2012 Credit Facility, and (4) to pay related fees and expenses.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses) . The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2015, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.3 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
The Company may repay the Tower Revenue Notes or the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the applicable issuance date, provided such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.
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
The 5.25% senior notes due 2023 ("5.25% Senior Notes" and, with the 4.875% Senior Notes, "Senior Notes") are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of CCIC and rank pari passu with the other respective high yield bonds of CCIC. The Company used the net proceeds from the 5.25% Senior Notes offering to partially fund the T-Mobile Acquisition.
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
Bonds—Secured Notes. The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The 2012 Secured Notes were issued and are guaranteed by the same subsidiaries of CCIC that had previously issued and guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 2012 Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 2012 Secured Notes. The 2012 Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 2012 Secured Notes to repurchase and redeem the previously outstanding 7.75% Secured Notes and a portion of the previously outstanding 9% Senior Notes. The 2012 Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any.
Previously Outstanding Indebtedness
Securitized Debt. See above for a discussion of (1) the April 2014 repayment of $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015, and (2) the May 2015 repayment of $250.0 million of the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015 and (3) all of the previously outstanding WCP Securitized Notes.
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
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2015. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. See also note 19.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total Cash Obligations	Net Unamortized Discounts	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$107,075	$603,316	$99,855	$1,713,463	$47,464	$9,681,543	$12,252,716	$(3,478)	$12,249,238
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2015, 2014, and 2013.

	Year Ending December 31, 2015
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
August 2010 Tower Revenue Notes	250,000	250,000	(159)
WCP Securitized Notes	252,830	252,830	2,105
Tranche B Term Loans	564,137	564,137	(6,127)
Other	2,394	2,370	24
Total	$1,069,361	$1,069,337	$(4,157)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $4.2 million related to the net write off of deferred financing costs, premiums and discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2014
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
January 2010 Tower Revenue Notes	300,000	302,990	(3,740)
7.125% Senior Notes	500,000	533,909	(40,889)
Total	$800,000	$836,899	$(44,629)

(a)	Exclusive of accrued interest.

(b)	The losses predominately relate to cash losses, including make whole payments and are inclusive of $7.7 million related to the write off of deferred financing costs and discounts.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
9% Senior Notes	314,170	332,045	(17,894)
7.75% Secured Notes(b)	294,362	312,465	(18,103)
5.25% Senior Notes	30	30	—
Tranche A Term Loans	87,489	87,489	(399)
Tranche B Term Loans	30,941	30,941	(490)
Other	—	—	(241)
Total	$726,992	$762,970	$(37,127)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the release of restricted cash.

(c)	The losses predominately relate to cash losses, including make whole payments.

9.	Swaps
Interest Rate Swaps
The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings or (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. As of December 31, 2015, the Company does not have any interest rate swaps outstanding. For the year ended December 31, 2013, the loss reclassified into earnings from accumulated comprehensive income (loss) was inclusive of $17.1 million of income tax provision.
Foreign Currency Swaps
During May 2015, the Company entered into two foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The Company does not enter into foreign currency swaps for speculative or trading purposes. The foreign currency swaps were originally comprised of the following:

Item Swapped	Notional Amount	Forward Rate	Start Date	End Date	Pay Amount	Receive Amount	Fair Value at December 31, 2015
May 2015 cash receipt from sale of CCAL	A$1,400,000	0.8072	May 2015	June 2015	Australian Dollar	US Dollar	N/A	(a)
Installment payment from Buyer	A$155,000	0.79835	May 2015	January 2016	Australian Dollar	US Dollar	$10,749	(b)

(a)
In conjunction with closing the CCAL sale on May 28, 2015, the Company cash settled the swap with a notional value of Australian dollar $1.4 billion and recorded a gain on foreign currency swaps of $54.5 million, which is included as a component of "other income (expense)" on the Company's consolidated statement of operations.

(b)
As of December 31, 2015, the Company marked-to-market the swap with a notional value of Australian dollar $155 million and recorded (1) an asset within "other current assets" on the Company's consolidated balance sheet and (2) a corresponding gain on foreign currency swaps, which is included as a component of "other income (expense)" on the Company's consolidated statement of operations. In January 2016, the previously outstanding swap related to the installment payment received from the Buyer was settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

In total, the Company recorded a gain on foreign currency swaps of $65.2 million for the year ended December 31, 2015, respectively. This gain is included as a component of "other income (expense)" on the Company's consolidated statement of operations.

10.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$178,810	$178,810	$151,312	$151,312
Restricted cash	1	135,731	135,731	152,411	152,411
Foreign currency swaps	2	10,749	10,749	—	—
Liabilities:
Debt and other obligations	2	$12,249,238	$12,555,143	$11,920,861	$12,286,161

11.	Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is as follows:

	Years Ended December 31,
	2015	2014	2013
Domestic	$461,293	$341,070	$260,364
Foreign(a)	12,536	(6,000)	(9,363)
	$473,829	$335,070	$251,001

(a)	Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$495	$213	$684
Foreign	(5,675)	(6,413)	(5,110)
State	(3,981)	(4,415)	(12,305)
Total current	(9,161)	(10,615)	(16,731)
Deferred:
Federal	44,716	23,070	(164,769)
Foreign	(1,048)	(819)	(130)
State	16,950	(392)	(9,370)
Total deferred	60,618	21,859	(174,269)
Total tax benefit (provision)	$51,457	$11,244	$(191,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2015	2014	2013
Benefit (provision) for income taxes at statutory rate	$(165,840)	$(117,274)	$(87,850)
Tax effect of foreign income (losses)	(527)	(4,296)	(3,277)
Tax adjustment related to REIT operations	186,649	132,951	—
Tax adjustment related to the REIT election(a)	—	—	(67,395)
Tax adjustment related to the inclusion of small cells in the REIT(b)	33,759	—	—
Expenses for which no federal tax benefit was recognized	(414)	(463)	(9,570)
Valuation allowances	3,000	9,000	—
State tax (provision) benefit, net of federal	1,210	(3,136)	(14,852)
Foreign tax	(6,723)	(7,232)	(5,240)
Other	343	1,694	(2,816)
	$51,457	$11,244	$(191,000)

(a)	Inclusive of a $39.8 million adjustment during the year ended December 31, 2013 to reclassify a deferred tax charge from AOCI to the provision for income taxes.

(b)
During the fourth quarter of 2015, the Company de-recognized the net deferred tax liabilities related to the Company's small cells previously included in one or more TRSs in conjunction with the inclusion of small cells in the REIT in January 2016.

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred income tax liabilities:
Property and equipment	$334	$167,491
Deferred site rental receivable	5,742	18,320
Intangible assets	—	102,624
Total deferred income tax liabilities	6,076	288,435
Deferred income tax assets:
Intangible assets	40,654	—
Net operating loss carryforwards	7,891	133,096
Deferred ground lease payable	1,312	1,627
Accrued liabilities	4,183	158,813
Receivables allowance	196	1,459
Other	1,252	1,278
Valuation allowances	(1,994)	(21,038)
Total deferred income tax assets, net	53,494	275,235
Net deferred income tax asset (liabilities)	$47,418	$(13,200)
During the fourth quarter of 2015, the Company completed the necessary steps to include its small cells that were previously included in one or more TRSs in the REIT effective January 2016. See note 19. As a result, during the fourth quarter of 2015, the Company de-recognized the net deferred tax liabilities in conjunction with the inclusion of small cells in the REIT in January 2016, which resulted in a net non-cash income tax benefit of $33.8 million.
During the fourth quarter of 2013, the Company completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from the Company's board of directors. As a result, the Company de-recognized the net deferred tax assets and liabilities related to the entities included in the REIT, which resulted in net non-cash income tax charge of $67.4 million in conjunction with the REIT conversion. Included in the REIT conversion charge of $67.4 million is a $39.8 million adjustment to reclassify a deferred tax charge from AOCI to the provision for income taxes.

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
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2015			December 31, 2014
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$48,273	$—	$48,273	$6,557	$(3,000)	$3,557
State	1,203	—	1,203	462	(16,208)	(15,746)
Foreign	(64)	(1,994)	(2,058)	819	(1,830)	(1,011)
Total	$49,412	$(1,994)	$47,418	$7,838	$(21,038)	$(13,200)
At December 31, 2015, the Company had U.S. federal and state NOLs of approximately $1.3 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include $244.6 million of losses related to stock-based compensation. If not utilized, the Company's U.S. federal NOLs expire starting in 2024 and ending in 2032, and the state NOLs expire starting in 2016 and ending in 2035. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $6.7 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2015	2014
Balance at beginning of year	$8,333	$14,089
Additions based on prior year tax positions	212	286
Reductions as a result of the lapse of statute limitations	(1,775)	(6,042)
Balance at end of year	$6,770	$8,333
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an IRS examination. The Australian Taxation Office is conducting an audit of the tax consequences for Australian tax purposes of the Company’s sale of CCAL. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions. The Company believes it has adequately provided for uncertain tax positions and does not believe assessments, if any, arising from current or future examination or audits will have a material effect on the Company's financial statements.
As of December 31, 2015, the Company's deferred tax assets are included in "long-term prepaid rent, deferred financing costs and other assets, net" and the Company's deferred tax liabilities are included in "other long-term liabilities" on the Company's consolidated balance sheet. See note 2 for a discussion of recently adopted guidance on the presentation of deferred tax assets and deferred tax liabilities.

12.	Equity
October 2013 Equity Financings
On October 28, 2013, the Company completed an offering of 41.4 million shares of common stock, which generated net proceeds of approximately $3.0 billion.
On October 28, 2013, the Company completed an offering of approximately 9.8 million shares of the Company's 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("Convertible Preferred Stock"), which generated net proceeds of $950.9 million. The holders of the Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 4.50% per annum payable on February 1, May 1, August 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

and November 1 of each year, commencing in February 2014, and to, and including, November 1, 2016. The dividends may be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock. The terms of the Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1538 and 1.4421 shares of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1538, subject to certain anti-dilution adjustments. See note 2.
The common stock and Convertible Preferred Stock offerings in October 2013 are collectively referred to herein as the "October 2013 Equity Financings."
The Company used the proceeds from the October 2013 Equity Financings to partially fund the AT&T Acquisition.
"At-The-Market" Stock Offering Program
In August 2015, the Company established an "at-the-market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. As of December 31, 2015, no shares of common stock were sold under the ATM Program.
Declaration and Payment of Dividends
During the year ended December 31, 2015, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 12, 2015	March 20, 2015	March 31, 2015	$0.820	$274.7	(a)
Common Stock	May 29, 2015	June 19, 2015	June 30, 2015	$0.820	$274.5	(a)
Common Stock	July 30, 2015	September 18, 2015	September 30, 2015	$0.820	$274.3	(a)
Common Stock	October 19, 2015	December 18, 2015	December 31, 2015	$0.885	$296.5	(a)
Convertible Preferred Stock	December 22, 2014	January 15, 2015	February 2, 2015	$1.125	$11.0
Convertible Preferred Stock	March 27, 2015	April 15, 2015	May 1, 2015	$1.125	$11.0
Convertible Preferred Stock	June 21, 2015	July 15, 2015	August 3, 2015	$1.125	$11.0
Convertible Preferred Stock	September 23, 2015	October 15, 2015	November 2, 2015	$1.125	$11.0
Convertible Preferred Stock	December 16, 2015	January 16, 2016	February 1, 2016	$1.125	$11.0	(b)

(a)	Inclusive of dividends accrued for holders of unvested RSUs.

(b)	Represents amount paid on February 1, 2016 based on holders of record on January 16, 2016.
See note 19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2015 on the Company's common stock and Convertible Preferred Stock.

Equity Type	Payment Date	Dividends Per Share	Ordinary Taxable Dividend Per Share	Qualified Taxable Dividend Per Share (a)	Long-Term Capital Gain Distribution Per Share
Common Stock	March 31, 2015	$0.820	$0.227	$0.035	$0.593
Common Stock	June 30, 2015	$0.820	$0.227	$0.035	$0.593
Common Stock	September 30, 2015	$0.820	$0.227	$0.035	$0.593
Common Stock	December 31, 2015	$0.885	$0.245	$0.038	$0.640
Convertible Preferred Stock	February 2, 2015	$1.125	$0.312	$0.048	$0.813
Convertible Preferred Stock	May 1, 2015	$1.125	$0.312	$0.048	$0.813
Convertible Preferred Stock	August 3, 2015	$1.125	$0.312	$0.048	$0.813
Convertible Preferred Stock	November 2, 2015	$1.125	$0.312	$0.048	$0.813

(a)	Qualified taxable dividend amounts are included in ordinary taxable dividend amounts.
Alternative minimum tax adjustments are to be apportioned between a REIT and its shareholders under Code Section 59(d). Although regulations have not yet been issued under that provision, based on regulations issued pursuant to a similar provision of prior law and the legislative history of the current provision, it appears that such alternative minimum tax adjustments are to be apportioned to a REIT's shareholders to the extent that the REIT distributes its regular taxable income. All of the Company's alternative minimum tax adjustments are being apportioned to the Company's shareholders.
The Company has determined that 0.54% of each distribution to the Company's shareholders for the tax year ended December 31, 2015 consists of an alternative minimum tax adjustment.
Purchases of the Company's Common Stock
For the years ended December 31, 2015, 2014, and 2013, the Company purchased 0.3 million, 0.3 million, and 1.4 million shares of common stock, respectively, utilizing $29.7 million, $21.8 million, and $99.5 million in cash, respectively.

13.	Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2015, the Company has 12.3 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 1.8 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2013, the Company issued RSAs to certain executives and employees. During the year ended December 31, 2014, in conjunction with the adoption of the LTI Plan, the Company began issuing RSUs to certain executives and employees; each RSU represents a contingent right to receive one share of common stock subject to satisfaction of the applicable vesting terms. The RSAs and RSUs granted to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, or (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a summary of the RSA and RSU activity during the year ended December 31, 2015.

	RSAs	RSUs
	(In thousands)	(In thousands)
Outstanding at the beginning of year	1,440	950
Granted	—	1,027
Vested	(770)	(176)
Forfeited	(7)	(24)
Outstanding at end of year	663	1,777
The Company granted approximately 1.0 million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2015 and 2014. The Company granted approximately 1.0 million shares of RSAs to the Company's executives and certain other employees for the year ended December 31, 2013. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2015, 2014, and 2013 was $69.96, $57.78, and $46.37 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2015 was approximately 2.5 years.
The approximately 1.0 million RSUs granted during the year ended December 31, 2015, were comprised of (1) approximately 0.5 million RSUs that time vest over a three-year period, and (2) approximately 0.5 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) compared to that of selected peer companies. Certain RSA and RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain price targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2015, 2014, and 2013, respectively, with market conditions.

	Years Ended December 31,
	2015	2014	2013
Risk-free rate	1.0%	0.7%	0.4%
Expected volatility	19%	22%	23%
Expected dividend rate	4.21%	1.93%	—%
The Company recognized aggregate stock-based compensation expense related to RSAs and RSUs of $57.1 million, $45.8 million, and $37.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSAs and RSUs at December 31, 2015 is $51.5 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the awards vested during the three years ended December 31, 2015.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2015	946	$83,244
2014	842	62,686
2013	978	66,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense:
Site rental costs of operations	$8,969	$6,565	$1,193
Network services and other costs of operations	5,370	4,889	1,799
General and administrative expenses	52,809	44,977	36,038
Total stock-based compensation	$67,148	$56,431	$39,030

14.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. See note 15 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 54% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $9.9 million, $9.2 million, and $7.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, liabilities for retirement obligations were $132.1 million and $119.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.1 billion. See note 2.

15.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2015. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2015, the weighted-average remaining term of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Tenant leases	$2,824,247	$2,757,293	$2,675,956	$2,548,699	$2,391,202	$6,890,891	$20,088,288
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2015. The Company is obligated under non-cancelable operating leases for land interests under 78% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Approximately 75% and approximately 90% of the Company's site rental gross margins for the year ended December 31, 2015 are derived from towers where the land interest under the tower is owned or leased with final expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$564,114	$571,325	$575,605	$579,376	$580,894	$7,669,357	$10,540,671
Rental expense from operating leases was $657.1 million, $645.3 million, and $482.3 million, respectively, for the years ended December 31, 2015, 2014, and 2013. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $91.8 million, $88.3 million, and $73.7 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

16.	Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company has determined that presently, following the sale of CCAL, it has one reportable operating segment consisting of its U.S. operations, which is consistent with its current operational and financial reporting structure. Financial results for the Company are currently reported to the Company's management team and board of directors in this manner.
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

	Years Ended December 31,
	2015	2014	2013
AT&T (a)	27%	26%	23%
T-Mobile (a)	22%	21%	24%
Verizon Wireless	21%	18%	17%
Sprint (a)	19%	25%	28%
Total	89%	90%	92%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with AT&T, T-Mobile, Verizon Wireless, and Sprint or their agents that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms, or proactive management of past due balances.

17.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$489,970	$491,076	$477,395
Income taxes paid	28,771	18,770	15,591
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(7,042)	11,407	(1,082)
Purchase of property and equipment under capital leases and installment land purchases	60,270	43,609	57,361
Installment payment receivable for sale of CCAL (see note 3)	117,384	—	—

18.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2015:
Net revenues	$900,471	$899,437	$918,107	$945,836
Operating income (loss)	244,911	240,731	230,802	229,736
Gains (losses) on retirement of long-term obligations	24	(4,181)	—	—
Benefit (provision) for income taxes (a)	1,435	4,144	3,801	42,077
Net income (loss) attributable to CCIC stockholders	122,791	1,153,360	103,779	141,062
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.34	$3.43	$0.28	$0.39
Diluted	$0.34	$3.42	$0.28	$0.39
	Three Months Ended
	March 31	June 30	September 30	December 31
2014:
Net revenues	$841,763	$878,242	$892,883	$925,868
Operating income (loss)	239,207	217,178	239,052	245,245
Gains (losses) on retirement of long-term obligations	—	(44,629)	—	—
Benefit (provision) for income taxes	3,040	3,101	1,977	3,126
Net income (loss) attributable to CCIC stockholders	101,497	34,009	106,937	148,070
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.27	$0.07	$0.29	$0.41
Diluted	$0.27	$0.07	$0.29	$0.41

(a)	Inclusive of the tax adjustment of $33.8 million in conjunction with the inclusion of small cells in the REIT in January 2016 . See also notes 11 and 19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

19.	Subsequent Events
Small Cells REIT Inclusion
Effective January 2016, the Company's small cells that were previously included in one or more wholly-owned TRSs are included in the REIT. See note 11.
2016 Credit Facility
On January 21, 2016, the Company completed a new $5.5 billion Senior Unsecured Credit Facility ("2016 Credit Facility"), consisting of a $2.5 billion Senior Unsecured Revolving Credit Facility ("2016 Revolver") maturing on January 21, 2021, a $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing on January 19, 2017, and a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing on January 21, 2021.  As of February 15, 2016, the 364-Day Facility had been paid in full and terminated and there was $355 million drawn on the 2016 Revolver.
The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on the Company's senior unsecured debt rating.
The proceeds of the loans under the 2016 Credit Facility, together with cash on hand, were used to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility.
The credit agreement governing the Company's 2016 Credit Facility contains financial maintenance covenants. The Company is currently in compliance with these financial maintenance covenants, and based upon current expectations, the Company believes it will continue to comply with its financial maintenance covenants. In addition, certain of the Company's debt agreements also contain restrictive covenants that place restrictions on CCIC or its subsidiaries and may limit the Company's ability to, among other things, incur additional debt and liens, purchase the Company's securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
2016 Senior Unsecured Notes
On February 8, 2016 the Company issued $1.5 billion aggregate principal amount of investment grade senior unsecured notes ("2016 Senior Unsecured Notes"), which consist of (1) $600.0 million aggregate principal amount of 3.4% Senior Notes with a final maturity date of February 2021, and (2) $900.0 million aggregate principal amount of 4.45% Senior Notes with a final maturity date of February 2026.
The Company used the net proceeds from the 2016 Senior Unsecured Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the 364-Day Facility (and, in connection therewith, terminate all commitments thereunder), and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver.
Common Stock Dividend
On February 18, 2016, the Company declared a quarterly common stock dividend of $0.885 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on March 31, 2016 to common stockholders of record as of March 18, 2016.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2015, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2015:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	12,297,463	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	12,297,463

(a)	See note 13 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	Of these shares remaining available for future issuance, 1,776,840 may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 42.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts follows this Part IV.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
(a)(3) Exhibits:
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 15(a)(3).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2015	$10,037	$2,958	$—	$(3,421)		$9,574
2014	$7,547	$3,101	$—	$(611)	$—	$10,037
2013	$7,562	$1,351	$—	$(1,366)	$—	$7,547

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2015	$21,038	$164	$—	$(3,000)	$—	$(16,208)	$1,994
2014	$27,264	$1,797	$—	$(9,106)	$—	$1,083	$21,038
2013	$70,940	$717	$—	$(2,174)	$—	$(42,219)	$27,264

(a)	Inclusive of (1) the effects of acquisitions, (2) the REIT conversion, and (3) the inclusion of small cells in the REIT in January 2016.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

Description	Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
39,697 towers(1)	$9,752,747	(2)	(3)	(3)	$15,110,835	(4)	$(5,648,598)	Various	Various	Up to 20 years

(1)	Amount is exclusive of small cell nodes. No single tower exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)
As of December 31, 2015, $5.7 billion of the Company's debt is secured by (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). In addition, the 2012 Credit Facility is secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's and certain of its subsidiaries' deposit accounts and securities accounts.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a tower-by-tower basis.

(4)	Does not include those towers under construction.

2015
Gross amount at beginning	$13,795,914
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions (1)(2)	424,919
Wireless infrastructure construction and improvements	713,465
Purchase of land interests	90,496
Sustaining capital expenditures	75,888
Other (3)	61,801
Total additions	1,366,569
Deductions during period:
Cost of real estate sold or disposed	(51,648)
Other	—
Total deductions:	(51,648)
Balance at end	$15,110,835

(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)	Includes acquisitions of wireless infrastructure.

(3)	Predominately relates to the purchase of property and equipment under capital leases and installment land purchases.

2015
Gross amount of accumulated depreciation at beginning	$(4,917,542)
Additions during period:
Depreciation	(759,332)
Total additions	(759,332)
Deductions during period:
Amount for assets sold or disposed	23,946
Other	4,330
Total deductions	28,276
Balance at end	$(5,648,598)

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(nn)	1.1
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

(gg)	2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014
(a)	2.2	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(b)	2.3
Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(g)	2.4	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.
(b)	2.5	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC
(g)	2.6	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC
(c)	2.7
Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(c)	2.8	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.9	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.10	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(d)	2.11	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(e)	2.12	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(hh)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(mm)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015
(hh)	4.1	Form of Common Stock Certificate
(hh)	4.2	Form of Mandatory Convertible Preferred Stock Certificate
(i)	4.3
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

(ff)	4.8
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

(r)	4.9
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(r)	4.10
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(w)	4.11	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023
(hh)	4.12
First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023

(x)	4.13
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(ee)	4.14	Base Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(ee)	4.15	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Notes due 2022
(hh)	4.16	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(hh)	4.17	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(kk)	4.18
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

(kk)	4.19
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

(pp)	4.20
Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle international corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(b)	10.1	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

Exhibit Number		Exhibit Description
(f)	10.2	Form of Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(m)	10.3	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk
(q)	10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(l)	10.5	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(aa)	10.6	Amendment to 2004 Stock Incentive Plan, as amended
(z)	10.7	Crown Castle International Corp. 2013 Long-Term Incentive Plan
(h)	10.8	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan
(h)	10.9	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(m)	10.10	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(n)	10.11	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(q)	10.12	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(ii)	10.13	Crown Castle International Corp. 2015 Executive Management Team Annual Incentive Plan
(dd)	10.14	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement
(ii)	10.15	Summary of Non-employee Director Compensation
(i)	10.16
Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(j)	10.17
Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(k)	10.18
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

(i)	10.19
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

(k)	10.20
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

(i)	10.21	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(o)	10.22	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(p)	10.23
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

(p)	10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(r)	10.29
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(r)	10.30
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(r)	10.31	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
(v)	10.32
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

(x)	10.33
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(y)	10.34	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC
(y)	10.35
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC

(y)	10.36
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC

(y)	10.37
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

(bb)	10.38
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

(bb)	10.39	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.
(cc)	10.40	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto
(cc)	10.41	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto
(cc)	10.42	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto
(cc)	10.43	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto

Exhibit Number		Exhibit Description
(jj)	10.44	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC
(ll)	10.45
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

(oo)	10.46	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
*	10.47	Form of Severance Agreement between Crown Castle International Corp. and Kenneth J. Simon, effective September 14, 2015
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Schedule of Subsidiaries of Crown Castle International Corp.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	24	Power of Attorney (included on signature page of this annual report)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the predecessor of Crown Castle International Corp. ("Predecessor Registrant") on Form 8-K (File No. 000-24737) on December 10, 1998.

(b)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on April 12, 1999.

(c)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on June 9, 1999.

(d)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on November 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 8, 2003.

(g)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2003.

(h)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on March 2, 2005.

(i)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on June 9, 2005.

(j)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 29, 2006.

(k)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 5, 2006.

(l)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on May 30, 2007.

(m)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 7, 2007.

(n)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 15, 2008.

(o)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on February 17, 2005.

(p)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on May 27, 2005.

(q)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 8, 2009.

(r)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 4, 2009.

(s)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 20, 2010.

(t)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 26, 2010.

(u)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2011.

(v)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 2, 2012.

(w)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 16, 2012.

(x)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 28, 2012.

(y)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 2012.

(z)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (File No. 001-16441) on April 8, 2013.

(aa)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on May 28, 2013.

(bb)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 21, 2013.

(cc)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2013.

(dd)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on February 26, 2014.

(ee)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 15, 2014.

(ff)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 1, 2014.

(gg)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 23, 2014.

(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(ii)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 19, 2015.

(jj)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended March 31, 2015.

(kk)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 21, 2015.

(ll)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended June 30, 2015.

(mm)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(nn)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended September 30, 2015.

(oo)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 22, 2016.

(pp)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 8, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2016.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2015 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2016.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer and
Jay A. Brown	Treasurer (Principal Financial Officer)

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ DALE N. HATFIELD	Director
Dale N. Hatfield

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ JOHN P. KELLY	Director
John P. Kelly

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone