Form 10-Q
period 2016-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2016-05-09
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Number of shares of common stock outstanding at May 5, 2016: 337,559,718

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, and segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), and (9) our dividend policy, including the timing, amount, growth or tax characterization of any dividends.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,702	$178,810
Restricted cash	129,419	130,731
Receivables, net	254,669	313,296
Prepaid expenses	141,529	133,194
Other current assets	119,563	225,214
Total current assets	820,882	981,245
Deferred site rental receivables	1,317,898	1,306,408
Property and equipment, net of accumulated depreciation of $6,003,357 and $5,798,875, respectively	9,559,397	9,580,057
Goodwill	5,531,064	5,513,551
Other intangible assets, net	3,707,129	3,779,915
Long-term prepaid rent and other assets, net	781,881	775,790
Total assets	$21,718,251	$21,936,966

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141,574	$159,629
Accrued interest	77,673	66,975
Deferred revenues	332,711	322,623
Other accrued liabilities	172,165	199,923
Current maturities of debt and other obligations	87,823	106,219
Total current liabilities	811,946	855,369
Debt and other long-term obligations	11,778,176	12,043,740
Other long-term liabilities	1,975,135	1,948,636
Total liabilities	14,565,257	14,847,745
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2016—337,559,718 and December 31, 2015—333,771,660	3,375	3,338
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2016 and December 31, 2015—9,775,000; aggregate liquidation value: March 31, 2016 and December 31, 2015—$977,500	98	98
Additional paid-in capital	9,874,862	9,548,580
Accumulated other comprehensive income (loss)	(4,977)	(4,398)
Dividends/distributions in excess of earnings	(2,720,364)	(2,458,397)
Total equity	7,152,994	7,089,221
Total liabilities and equity	$21,718,251	$21,936,966

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Site rental	$799,294	$731,380
Network services and other	135,090	169,091
Net revenues	934,384	900,471
Operating expenses:
Costs of operations(a):
Site rental	252,621	232,213
Network services and other	80,971	86,918
General and administrative	97,581	74,056
Asset write-down charges	7,959	8,555
Acquisition and integration costs	5,638	2,016
Depreciation, amortization and accretion	277,875	251,806
Total operating expenses	722,645	655,564
Operating income (loss)	211,739	244,907
Interest expense and amortization of deferred financing costs	(126,378)	(134,439)
Gains (losses) on retirement of long-term obligations	(30,550)	—
Interest income	174	56
Other income (expense)	(3,273)	(225)
Income (loss) from continuing operations before income taxes	51,712	110,299
Benefit (provision) for income taxes	(3,872)	1,435
Income (loss) from continuing operations	47,840	111,734
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	13,378
Net income (loss)	47,840	125,112
Less: Net income (loss) attributable to the noncontrolling interest	—	2,325
Net income (loss) attributable to CCIC stockholders	47,840	122,787
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) attributable to CCIC common stockholders	$36,843	$111,790
Net income (loss)	$47,840	$125,112
Other comprehensive income (loss):
Interest rate swaps reclassified into "interest expense and amortization of deferred financing costs", net of taxes	—	7,491
Foreign currency translation adjustments	(579)	(16,262)
Total other comprehensive income (loss)	(579)	(8,771)
Comprehensive income (loss)	47,261	116,341
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	1,070
Comprehensive income (loss) attributable to CCIC stockholders	$47,261	$115,271
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.11	$0.30
Income (loss) from discontinued operations, basic	$—	$0.04
Net income (loss) attributable to CCIC common stockholders, basic	$0.11	$0.34
Income (loss) from continuing operations, diluted	$0.11	$0.30
Income (loss) from discontinued operations, diluted	$—	$0.04
Net income (loss) attributable to CCIC common stockholders, diluted	$0.11	$0.34
Weighted-average common shares outstanding (in thousands):
Basic	334,155	332,712
Diluted	334,929	333,485
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) from continuing operations	$47,840	$111,734
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	277,875	251,806
Gains (losses) on retirement of long-term obligations	30,550	—
Amortization of deferred financing costs and other non-cash interest	4,211	11,736
Stock-based compensation expense	19,895	15,244
Asset write-down charges	7,959	8,555
Deferred income tax benefit (provision)	1,860	(3,706)
Other non-cash adjustments, net	2,166	(558)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	10,698	1,754
Increase (decrease) in accounts payable	(9,417)	(6,918)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	16,145	35,196
Decrease (increase) in receivables	58,991	35,876
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(31,117)	(7,661)
Net cash provided by (used for) operating activities	437,656	453,058
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(22,029)	(17,493)
Capital expenditures	(193,489)	(201,653)
Other investing activities, net	7,772	(514)
Net cash provided by (used for) investing activities	(207,746)	(219,660)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,496,901	—
Principal payments on debt and other long-term obligations	(14,152)	(31,497)
Purchases and redemptions of long-term debt	(2,876,390)	—
Borrowings under revolving credit facility	2,065,000	230,000
Payments under revolving credit facility	(2,980,000)	(65,000)
Payments for financing costs	(27,421)	(1,904)
Net proceeds from issuance of capital stock	323,798	—
Purchases of capital stock	(24,354)	(29,372)
Dividends/distributions paid on common stock	(299,090)	(273,685)
Dividends paid on preferred stock	(10,997)	(10,997)
Net (increase) decrease in restricted cash	1,113	10,214
Net cash provided by (used for) financing activities	(345,592)	(172,241)
Net increase (decrease) in cash and cash equivalents - continuing operations	(115,682)	61,157
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	7,736
Net cash provided by (used for) investing activities	113,150	(3,100)
Net increase (decrease) in cash and cash equivalents - discontinued operations	113,150	4,636
Effect of exchange rate changes	(576)	(1,260)
Cash and cash equivalents at beginning of period	178,810	175,620	(a)
Cash and cash equivalents at end of period	$175,702	$240,153	(a)
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2016	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$—	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	243,110	2	—	—	26,873	—	—	—	—	26,875
Purchases and retirement of capital stock	(283,116)	(3)	—	—	(24,351)	—	—	—	—	(24,354)
Net proceeds from issuance of Common Stock	3,828,064	38	—	—	323,760	—	—	—	—	323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	(579)	—	—	—	(579)
Common stock dividends/distributions	—	—	—	—	—	—	—	(298,810)	—	(298,810)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	47,840	—	47,840
Balance, March 31, 2016	337,559,718	$3,375	9,775,000	$98	$9,874,862	$(4,977)	$—	$(2,720,364)	$—	$7,152,994

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	238,416	2	—	—	20,309	—	—	—	—	20,311
Purchases and retirement of capital stock	(333,089)	(2)	—	—	(29,370)	—	—	—	—	(29,372)
Other comprehensive income (loss)(a)	—	—	—	—	—	(15,007)	7,491	—	(1,255)	(8,771)
Common stock dividends/distributions	—	—	—	—	—	—	—	(274,718)	—	(274,718)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	122,787	2,325	125,112
Balance, March 31, 2015	333,761,959	$3,339	9,775,000	$98	$9,503,335	$19,538	$(11,234)	$(2,978,356)	$22,073	$6,558,793

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 4 with respect to the reclassification adjustments.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015, and related notes thereto, included in the 2015 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise.
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
During the first quarter of 2016, the Company changed its operating segments to consist of (1) towers and (2) small cells. The Company has recast its prior period presentation to conform to its current reporting presentation. See note 10.
As part of the Company's effort to provide comprehensive wireless infrastructure solutions, it offers certain network services relating to its wireless infrastructure, consisting of (1) the following site development services relating to existing or new tenant equipment installations on its wireless infrastructure: site acquisition, architectural and engineering, or zoning and permitting and (2) tenant equipment installation or subsequent augmentations.
The Company operates as a REIT for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 6.
Approximately 54% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T, Sprint, and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2016, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2015 Form 10-K.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The Company adopted the guidance on January 1, 2016, and has applied the guidance retrospectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

As a result, the Company reclassified $99.3 million of deferred financing costs as of December 31, 2015 from "long-term prepaid rent and other assets, net" as a direct reduction of "debt and other long-term obligations."
In September 2015, the FASB issued new guidance which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted the guidance on January 1, 2016 on a prospective basis. This standard did not have a material impact on the Company's condensed consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company on January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company expects this guidance to have a material impact on its condensed consolidated financial statements and is currently evaluating the impact.

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
As part of the sale of CCAL, in January 2016, the Company received an installment payment from the Buyer totaling approximately $124 million, inclusive of the impact of the related foreign currency swap.
CCAL was historically a separate operating segment of the Company (see note 10). The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted on January 1, 2015. The gain from disposal of CCAL is included in discontinued operations on the condensed consolidated statement of operations. The table below sets forth the results of operations related to discontinued operations for the three months ended March 31, 2015.

Three Months Ended March 31,
2015 (b)
Total revenues	$40,530
Total cost of operations (a)	10,727
Depreciation, amortization, and accretion	6,254
Total other expenses	5,455
Pre-tax income from discontinued operations	18,094
Income (loss) from discontinued operations, net of tax	$13,378

(a)	Exclusive of depreciation, amortization, and accretion shown seperately.

(b)	No interest expense has been allocated to discontinued operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of March 31, 2016(e)		Balance as of December 31, 2015(e)	Stated Interest Rate as of March 31, 2016(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jan. 2021		$210,000	(b)	$—	1.8%
2016 Term Loan A	Jan. 2016	Jan. 2021		1,989,788	(b)	—	1.8%
2012 Revolver	Jan. 2012	Jan. 2019		—	(b)	1,125,000	N/A
Tranche A Term Loans	Jan. 2012	Jan. 2019		—	(b)	627,846	N/A
Tranche B Term Loans	Jan. 2012	Jan. 2021		—	(b)	2,219,602	N/A
Total bank debt				2,199,788		3,972,448
Securitized debt - fixed rate:
Secured Notes, Series 2009-1	July 2009	Aug. 2019		65,523		70,219	6.3%
Secured Notes, Series 2009-2	July 2009	Aug. 2029		68,678		68,658	9.0%
Tower Revenue Notes, Series 2010-2	Jan. 2010	Jan. 2037	(c)	349,363		349,171	5.5%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,242,834		1,242,368	6.1%
Tower Revenue Notes, Series 2010-5	Aug. 2010	Aug. 2037	(c)	298,967		298,774	4.2%
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	992,198		991,749	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	296,095		295,937	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	690,504		690,247	3.7%
Total securitized debt				4,004,162		4,007,123
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,635,517		1,634,989	5.3%
2.381% Secured Notes	Dec. 2012	Dec. 2017		497,521		497,160	2.4%
3.849% Secured Notes	Dec. 2012	Apr. 2023		990,241		989,895	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		839,012		838,579	4.9%
3.400% Senior Notes	Feb. 2016	Feb. 2021		594,888	(d)	—	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		889,057	(d)	—	4.5%
Total bonds				5,446,236		3,960,623
Other:
Capital leases and other obligations	Various	Various		215,813		209,765	Various
Total debt and other obligations				11,865,999		12,149,959
Less: current maturities and short-term debt and other current obligations				87,823		106,219
Non-current portion of long-term debt and other long-term obligations				$11,778,176		$12,043,740

(a)	See the 2015 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
In January 2016, the Company completed a Senior Unsecured Credit Facility ("2016 Credit Facility"), comprised of (1) a $2.5 billion Senior Unsecured Revolving Credit Facility ("2016 Revolver") maturing in January 2021, (2) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing in January 2021 and (3) a previously outstanding $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing in January 2017.  The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on the Company's senior unsecured debt rating. The Company used the net proceeds from the 2016 Credit Facility (1) to repay the previously outstanding 2012 Credit Facility, and (2) general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the 2016 Senior Notes offering to repay in full all outstanding borrowings under the previously outstanding 364-Day Facility. As of March 31, 2016, the undrawn availability under the 2016 Revolver was $2.3 billion. See note 12.

(c)
If the respective series of such debt is not paid in full on or prior to an applicable date then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2015 Form 10-K for additional information regarding these provisions. See note 12.

(d)
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("2016 Senior Notes"), which consist of (1) $600.0 million aggregated principal amount of 3.40% senior notes with a final maturity date of February 2021 and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026. The Company used net proceeds from the 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding 364-Day Facility and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(e)
Balances reflect debt issuance costs as a direct reduction from the respective carrying amounts of debt, with the exception of debt issuance costs associated with the Company's revolving credit facilities. See note 2.

See note 12 for a discussion of the Company's May 2016 refinancing activities.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2016. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2016	2017	2018	2019	2020	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$76,484	$598,573	$132,647	$136,629	$200,502	$10,817,732	$11,962,567	$(96,568)	$11,865,999
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
2012 Revolver (c)	$—	$—	$(1,930)
Tranche A Term Loans	629,375	629,375	(1,498)
Tranche B Term Loans	2,247,015	2,247,015	(27,122)
Total	$2,876,390	$2,876,390	$(30,550)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $30.5 million related to the write off of deferred financing costs.

(c)	See discussion of the repayment of the Company's 2012 Credit Facility above.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2016	2015
Interest expense on debt obligations	$122,167	$122,703
Amortization of deferred financing costs and adjustments on long-term debt	5,106	4,738
Amortization of interest rate swaps(a)	—	7,491
Other, net of capitalized interest	(895)	(493)
Total	$126,378	$134,439

(a)	Amounts reclassified from "accumulated other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$175,702	$175,702	$178,810	$178,810
Restricted cash, current and non-current	1	134,419	134,419	135,731	135,731
Foreign currency swaps	2	—	—	10,749	10,749
Liabilities:
Long-term debt and other obligations	2	11,865,999	12,464,505	12,149,959	12,555,143
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Foreign currency swaps are valued at settlement amounts using observable exchange rates and, if material, reflect an adjustment for the Company's and contract counterparty's credit risk. There were no changes since December 31, 2015 in the Company's valuation techniques used to measure fair values.
See note 12 for a discussion of the Company's May 2016 refinancing activities.

6.	Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
During the fourth quarter of 2015, the Company completed the necessary steps to include small cells that were previously included in one or more TRSs in the REIT. As a result, during the fourth quarter 2015, the Company de-recognized the net deferred tax liabilities in conjunction with the inclusion of small cells in the REIT. Effective January 4, 2016 the Company's small cells that were previously included in one or more TRSs are included in the REIT.
The Company's TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
For the three months ended March 31, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

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

	Three Months Ended March 31,
	2016	2015
Net income (loss) from continuing operations	$47,840	$111,734
Dividends on preferred stock	(10,997)	(10,997)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$36,843	$100,737

Income (loss) from discontinued operations, net of tax	—	13,378
Less: Net income (loss) attributable to the noncontrolling interest	—	2,325
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	$—	$11,053

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	334,155	332,712
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	774	773
Diluted weighted-average number of common shares outstanding	334,929	333,485

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	0.11	0.30
Income (loss) from discontinued operations, basic	—	0.04
Net income (loss) attributable to CCIC common stockholders, basic	0.11	0.34
Income (loss) from continuing operations, diluted	0.11	0.30
Income (loss) from discontinued operations, diluted	—	0.04
Net income (loss) attributable to CCIC common stockholders, diluted	0.11	0.34
During the three months ended March 31, 2016, the Company granted 1.2 million restricted stock units. For each of the three months ended March 31, 2016 and 2015, 11.4 million common share equivalents related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2016, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 18, 2016	March 18, 2016	March 31, 2016	$0.885	$300.0	(a)
Convertible Preferred Stock	December 16, 2015	January 16, 2016	February 1, 2016	$1.1250	$11.0
Convertible Preferred Stock	March 22, 2016	April 15, 2016	May 2, 2016	$1.1250	$11.0	(b)

(a)
Inclusive of dividends accrued for holders of unvested restricted stock units and payments of previously accrued dividends for holders of restricted stock units that have vested during the three months ended March 31, 2016.

(b)	Represents amount paid on May 2, 2016 based on holders of record on April 15, 2016.
Purchases of the Company's Common Stock
For the three months ended March 31, 2016, the Company purchased 0.3 million shares of its common stock utilizing $24.4 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
In August 2015, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell cumulative shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the three months ended March 31, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million after giving effect to sales agent commissions of $3.3 million.

10.	Operating Segments
During the first quarter of 2016, the Company changed its operating segments to consist of (1) towers and (2) small cells. This change was as a result of growth in small cells from a combination of organic growth, capital expenditures, and acquisitions, as well as the continued progression of the integration of Sunesys, which led to changes in how the Company's chief operating decision maker ("CODM") reviews financial information.
The Company's operating segment change aligns with how the CODM views and evaluates the Company's operations, including how the CODM allocates capital and assesses segment performance. The Company has recast its prior period presentation to conform to its current reporting presentation.
The towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the United States. The tower segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The small cells segment provides access, including space or capacity, to the Company's small cell networks designed to facilitate wireless connectivity and supported by 16,500 miles of fiber. To a lesser extent, the small cells segment offers other fiber based solutions, including dark fiber (dedicated fiber strands lit by the customer) and lit fiber (bandwidth provided to the customer using the Company's own optronics).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The measurement of profit or loss used by the CODM to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.
Costs that are directly attributable to towers and small cells are assigned to those respective segments. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, impairment of available-for-sale securities, interest income, other income (expense), cumulative effect of a change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$702,840	$96,454		$799,294	$674,907	$56,473		$731,380
Segment network services and other revenues	125,010	10,080		135,090	156,385	12,706		169,091
Segment revenues	827,850	106,534		934,384	831,292	69,179		900,471
Segment site rental cost of operations (a)	204,565	37,483		242,048	204,633	20,513		225,146
Segment network services and other cost of operations (a)	69,989	8,035		78,024	76,191	9,454		85,645
Segment cost of operations (a)	274,554	45,518		320,072	280,824	29,967		310,791
Segment site rental gross margin	498,275	58,971		557,246	470,274	35,960		506,234
Segment network services and other gross margin	55,021	2,045		57,066	80,194	3,252		83,446
Segment general and administrative expenses (a)	23,599	15,522	36,071	75,192	22,722	7,560	30,098	60,380
Segment operating profit	529,697	45,494	(36,071)	539,120	527,746	31,652	(30,098)	529,300
Stock-based compensation expense			$30,705	30,705			$16,841	16,841
Depreciation, amortization and accretion			277,875	277,875			251,806	251,806
Interest expense and amortization of deferred financing costs			126,378	126,378			134,439	134,439
Other expenses to reconcile to income (loss) from continuing operations before income taxes			52,450	52,450			15,915	15,915
Income (loss) from continuing operations before income taxes				$51,712				$110,299
Capital expenditures	$111,041	$80,153	$2,295	$193,489	$133,133	$62,903	$5,617	$201,653
Total assets (at period end)	$18,090,100	$3,188,474	$439,677	$21,718,251	$18,234,547	$2,238,790	$526,493	$20,999,830

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $8.3 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively and (2) prepaid lease purchase price adjustments of $5.2 million for each of the three months ended March 31, 2016 and 2015. Segment general and administrative expenses exclude stock-based compensation expense of $22.4 million and $13.7 million for the three months ended March 31, 2016 and 2015, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$111,469	$120,949
Income taxes paid	6,773	2,498
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(8,638)	(13,557)
Purchase of property and equipment under capital leases and installment purchases	12,269	12,407

12.	Subsequent Events
TDC Acquisition
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461 million in cash ("TDC Acquisition"). The Company funded the acquisition with cash on hand, cash from borrowings under the 2016 Revolver, and cash from equity issuances under the ATM Program (see note 9).
May 2016 Refinancing Activities
On May 6, 2016, the Company issued 3.4% Senior Notes due February 2021 and 3.7% Senior Notes due June 2026, in aggregate principal amounts of $250 million and $750 million, respectively. The Senior Notes due 2021 will have an interest rate of 3.4% per annum, with interest payments due semi-annually on February 15 and August 15. The Senior Notes due 2026 will have an interest rate of 3.7% per annum, with interest payments due semi-annually on June 15 and December 15.
The net proceeds from the offering were approximately $1.0 billion, after deducting underwriting discounts and commissions and other fees. The Company intends to use net proceeds from the offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver (collectively, "May 2016 Refinancing Activities").

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2015 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2015 Form 10-K. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp., and its predecessor, as applicable, and their subsidiaries.

General Overview
Overview
We own, operate and lease shared wireless infrastructure that are geographically dispersed throughout the U.S., which consist of approximately (1) 40,000 towers and (2) small cells supported by 16,500 miles of fiber. Our towers have a significant presence in the top 100 BTAs, and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 86% of our first quarter 2016 consolidated net revenues. Our towers operating segment and small cells operating segment accounted for 89% and 11% of our first quarter 2016 site rental revenues, respectively. See note 10 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments." The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Strategy
Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our wireless infrastructure. We seek to maximize the site rental cash flows derived from our wireless infrastructure by adding tenants on our wireless infrastructure through long-term leases. We believe that the rapid growth in wireless connectivity will result in considerable future demand for our existing wireless infrastructure. We seek to maximize additional tenancy on our wireless infrastructure by working with wireless customers to quickly provide them access to our wireless infrastructure via tenant additions or modifications of existing tenant equipment installations to enable them to expand coverage and capacity in order to meet increasing demand for wireless connectivity. We expect increases in our site rental cash flows from tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows as our wireless infrastructure has relatively fixed operating costs (which tend to increase at the rate of inflation). We believe there is considerable additional future demand for our existing wireless infrastructure based on their location and the anticipated growth in the wireless communication services industry. Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement), from which we expect to generate high incremental returns.

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
Our strategy to create long-term stockholder value is based on our belief that additional demand for our wireless infrastructure will be created by the expected continued growth in the demand for wireless connectivity. We believe that such demand for our wireless infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing wireless infrastructure, and will create other growth opportunities for us, such as demand for new wireless infrastructure.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2016.

•	We operate as a REIT for U.S. federal income tax purposes.

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

◦	See note 6 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants

◦
We expect wireless carriers will continue their focus on improving network quality and expanding capacity by utilizing a combination of towers and small cells solutions. We believe our product offerings of towers and small cells provide a comprehensive wireless solution to our customers growing wireless infrastructure needs.

◦
We expect existing and potential new customer demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, including through the use of small cells, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 89% of our site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% of our tower site rental gross margin and more than 75% of our tower site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent over one-third of our tower site rental gross margin.

•	Relatively fixed wireless infrastructure operating costs

◦	Our wireless infrastructure operating costs tend to increase at approximately the rate of inflation and are not typically influenced by tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	81% of our debt is fixed rate after giving effect to our April 2016 TDC Acquisition and May 2016 Refinancing Activities (see note 12 to our condensed consolidated financial statements).

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
In January 2016, we completed a new senior unsecured credit facility and utilized the proceeds to repay the previously outstanding 2012 Credit Facility. In February 2016, we issued $1.5 billion aggregate principal amount of senior unsecured notes. See note 4 to our condensed consolidated financial statements and "Item 2. Liquidity and Capital Resources".

◦
In May 2016, we issued 3.4% senior notes due February 2021 and 3.7% senior notes due June 2026, in aggregate principal amounts of $250 million and $750 million, respectively. See note 12 to our condensed consolidated financial statements and "Item 2. Liquidity and Capital Resources".

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $437.7 million.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During March 2016, we paid a common stock cash dividend of $.885 per share, totaling approximately $299.1 million. We currently expect our anticipated quarterly dividends to result in aggregate annual cash payments of approximately $1.2 billion during 2016, or an annual amount of $3.54 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $183.4 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

Change in Operating Segments
During the first quarter of 2016, we changed our operating segments to consist of (1) towers and (2) small cells. This change was as a result of growth in small cells from a combination of organic growth, capital expenditures, and acquisitions, as well as the continued progression of the integration of Sunesys, which led to changes in how our CODM reviews financial information.
Our operating segment change aligns with how the CODM views and evaluates our operations, including how the CODM allocates capital and assesses performance. We have recast our prior period presentation to conform to our current reporting presentation.
Towers. Our towers segment, which represented 89% of our revenues during the first quarter of 2016, provides access, including space or capacity, to our approximately 40,000 towers geographically dispersed throughout the United States. Our towers have a significant presence in the top 100 BTAs. The tower segment also reflects certain network services relating to our towers, consisting of site development services and installation services.
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
Small cells. Our small cells segment, which represented 11% of our revenues during the first quarter of 2016, provides access, including space or capacity, to our small cell networks designed to facilitate wireless connectivity and supported by 16,500 miles of fiber. To a lesser extent, the small cells segment offers other fiber based solutions, including dark fiber (dedicated fiber strands lit by the customer) and lit fiber (bandwidth provided to the customer using our own optronics).
Our small cell assets include those acquired from NextG Networks, Inc. in 2012 and the Sunesys Acquisition in 2015. Our customers in small cells generally are large wireless carriers, and, to a lesser extent, non-wireless carriers, such as bandwidth-intensive verticals including education, enterprise, and government. See also "Item 1. Business" to our 2015 Form 10-K.
Outlook Highlights
The following are certain highlights of our full year 2016 outlook that impact our business fundamentals described above.

•
We expect that our full year 2016 site rental revenue growth will benefit from similar levels of tenant additions as in 2015, as large wireless carriers upgrade and enhance their networks, partially offset by anticipated non-renewals of tenant leases primarily resulting from our customers' decommissioning of the Acquired Networks.

•	We expect capital expenditures for 2016 to equal or exceed 2015 levels. We also expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2016.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2015 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2015 Form 10-K).
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).
Highlights of the Company's consolidated results of operations are depicted below.

($ in thousands)	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Site rental revenues	$799,294	$731,380	+$67,914	9%
Site rental gross margin	$546,673	$499,167	+$47,506	10%
Network services and other gross margin	$54,119	$82,173	$(28,054)	(34)%
Adjusted EBITDA (a)	$539,120	$529,300	+$9,820	2%
Net income attributable to CCIC common stockholders	$36,842	$111,790	$(74,948)	(67)%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures".
Site rental revenues grew $67.9 million, or 9%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This growth was predominately due to the factors depicted in the chart below:

(a)	Includes amortization of prepaid rent.

Our towers and small cells operating segments accounted for 89% and 11% of our first quarter 2016 site rental revenues, and 92% and 8% of our first quarter 2015 site rental revenues, respectively. For a further discussion of segment revenues, costs of operations and gross margins, see "Item 2. MD&A—Comparison of Operating Segments."
General and administrative expenses for the first quarter of 2016 were $97.6 million and increased by $23.5 million, or approximately 32%, from $74.1 million during the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges, which increased $8.7 million from the first quarter of 2015 to the first quarter of 2016. General and administrative expenses were 10% of revenues for the first quarter of 2016 and 8% of revenues for the first quarter of 2015. The increase in general and administrative expenses was related to the growth in our business, including the expansion in size of our wireless infrastructure portfolio primarily due to acquisitions and growth in small cells.
Adjusted EBITDA increased $9.8 million, or 2%, from the first three months of 2015 to the first three months of 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both towers and small cells, including the Sunesys Acquisition as discussed in "Item 2. MD&A—Comparison of Operating Segments", and (2) impacted by a decrease in our network services and other activities.
Depreciation, amortization and accretion were $277.9 million for the first three months of 2016 and increased by $26.1 million, or 10%, from $251.8 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition completed in August 2015.
Interest expense and amortization of deferred financing costs were $126.4 million for the first three months of 2016 and decreased $8.1 million, or 6%, from $134.4 million during the first three months of 2015, predominately as a result of a $7.5 million decrease in the amortization of interest rate swaps.
As a result of repaying and redeeming certain of our debt, we incurred losses of $30.5 million for the first three months of 2016 related to the write off of deferred financing costs. See note 4 to our condensed consolidated financial statements.
For the first three months of 2016 and 2015, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2015 Form 10-K.

Net income (loss) attributable to CCIC stockholders was income of $36.8 million compared to income of $111.8 million during the first three months of 2015. The decrease in net income was predominately due to the aforementioned losses on debt and increase to depreciation, amortization, and accretion.

Comparison of Operating Segments
Our operating segments for the first quarter of 2016 consist of (1) towers and (2) small cells. See note 10 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments" for further discussion of our operating segments.
Towers—First Quarter 2016 and 2015
Highlights of the towers segment results of operations are highlighted below:

($ in thousands)	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Segment site rental revenues	$702,840	$674,907	+$27,933	4%
Segment site rental gross margin	$498,275	$470,274	+$28,001	6%
Segment network services and other gross margin	$55,021	$80,194	$(25,173)	(31)%
Segment gross margin	$553,296	$550,468	+$2,828	1%
Segment operating profit	$529,697	$527,746	+$1,951	—%
Towers revenues for the first quarter of 2016 were $827.9 million and decreased by $3.4 million from $831.3 million during the same period in the prior year. This decrease in towers revenues resulted from a decrease in towers network services and other revenues of $31.4 million, or 20%, partially offset by an increase from the same period in the prior year in towers site rental revenues of $27.9 million, or 4%.
The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue growth.
The increase in towers site rental gross margins was related to the previously mentioned 4% increase in towers site rental revenues and relatively fixed costs to operate our towers.
Towers network services and other gross margin were $55.0 million and decreased by $25.2 million, or 31%, from $80.2 million during the same period in the prior year. The decrease in our towers gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers general and administrative expenses for the first quarter of 2016 were $23.6 million and increased by $0.9 million, or approximately 4%, from $22.7 million during the same period in the prior year. Towers general and administrative expenses were 3% of towers revenues for both the first quarter of 2016 and the first quarter of 2015.
Towers operating profit for the first quarter of 2016 increased by $2.0 million from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities, partially offset by the aforementioned decrease in towers network services and other gross margin.
Small Cells—First Quarter 2016 and 2015
Highlights of the small cells segment results of operations are highlighted below:

($ in thousands)	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Segment site rental revenues	$96,454	$56,473	+$39,981	71%
Segment site rental gross margin	$58,971	$35,960	+$23,011	64%
Segment network services and other gross margin	$2,045	$3,252	$(1,207)	(37)%
Segment gross margin	$61,016	$39,212	+$21,804	56%
Segment operating profit	$45,494	$31,652	+$13,842	44%
Small cells revenues for the first quarter of 2016 were $106.5 million and increased by $37.4 million, or 54%, from $69.2 million during the same period in the prior year. This increase in small cells revenues resulted from an increase from the same period in the prior year in small cells site rental revenues of $40.0 million, or 71%, partially offset by a decrease in small cells network services and other revenues of $2.6 million, or 21%.
The increase in small cells site rental revenues was predominately impacted by (1) our Sunesys Acquisition completed in August 2015, and (2) the construction of small cells. Demand for small cells was influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue growth.
The increase in the small cells site rental gross margins was related to the previously mentioned 71% increase in small cells site rental revenues and increased headcount related to supporting, operating, and constructing new small cells.
Small cells general and administrative expenses for the first quarter of 2016 were $15.5 million and increased by $8.0 million, or approximately 105%, from $7.6 million during the same period in the prior year. Small cells general and administrative expenses were 15% of small cells revenues for the first quarter of 2016 and 11% of small cells revenues for the first quarter of 2015. The increase in small cells general and administrative expenses was related to (1) our Sunesys Acquisition completed in August 2015, and (2) the continued expansion of our small cell business.
Small cells profit for the first quarter of 2016 increased by $13.8 million, or 44%, from the same period in the prior year. Small cells operating profit was positively impacted by the previously mentioned growth in our site rental activities, partially offset by the aforementioned increase in small cells general and administrative expenses.

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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and our 2015 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2016, after giving effect to our April 2016 TDC Acquisition and May 2016 Refinancing Activities. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2016
(In thousands of dollars)
Cash and cash equivalents(a)	$175,702
Undrawn 2016 Revolver availability(b)	2,191,000
Total debt and other long-term obligations	12,312,669
Total equity	7,140,994

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2015 Form 10-K.

Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities (net of cash interest payments), (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $87.8 million (principal payments), (2) common stock dividend payments expected to be $3.54 per share, or an aggregate of approximately $1.2 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) Convertible Preferred Stock dividend payments prior to anticipated conversion in November 2016 of approximately $33 million, and (4) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of March 31, 2016 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) from continuing operations:
Operating activities	$437,656	$453,058	$(15,402)
Investing activities	(207,746)	(219,660)	11,914
Financing activities	(345,592)	(172,241)	(173,351)
Net increase (decrease) in cash and cash equivalents from continuing operations	(115,682)	61,157	(176,839)
Net increase (decrease) in cash and cash equivalents from discontinued operations	113,150	4,636	108,514
Effect of exchange rate changes on cash	(576)	(1,260)	684
Net increase (decrease) in cash and cash equivalents	$(3,108)	$64,533	$(67,641)
Operating Activities
The decrease in net cash provided by operating activities from continuing operations for the first three months of 2016 of $15.4 million, or 3%, from the first three months of 2015, was due primarily to (1) a decrease in our network services and other activities and (2) a net decrease from changes in working capital, partially offset by growth in our site rental activities. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
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

Capital expenditures for the three months ended March 31, 2016 and 2015 were as follows:

Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of tower improvements to existing towers. We expect to invest in discretionary capital expenditures over the next 12 months at levels equal to or greater than current levels and we expect increases in the construction of small cell networks.
Sale of CCAL. See note 3 to our condensed consolidated financial statements for a discussion of our May 2015 sale of CCAL, our previously 77.6% owned Australian subsidiary, including a discussion of the January 2016 receipt of the installment payment from the Buyer, which was classified within discontinued operations on the condensed consolidated statement of cash flows.
Acquisitions. See note 12 to our condensed consolidated financial statements for a discussion of our TDC Acquisition, which closed in April 2016.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately $1.2 billion during the next 12 months), paying dividends on our Convertible Preferred Stock (expected to be approximately $33 million prior to anticipated conversion in November 2016), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
Credit Facility. In January 2016, we completed a new senior unsecured credit facility, comprised of a $2.5 billion Senior Unsecured Revolving Credit Facility maturing in January 2021, a $2.0 billion Senior Unsecured Term Loan A Facility maturing in January 2021, and a previously outstanding $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility maturing in January 2017. We utilized the proceeds together with cash on hand, to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility.
In February 2016, we used a portion of the net proceeds from the 2016 Senior Notes offering to repay in full all outstanding borrowings under the previously outstanding 364-Day Facility.

The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of May 5, 2016, there was $645 million outstanding and $1.9 billion in undrawn availability under our 2016 Revolver. See also notes 4 and 12 to our condensed consolidated financial statements.
Incurrence, Purchases, and Repayments of Debt.
In January 2016, we utilized the proceeds from the 2016 Credit Facility, together with cash on hand, to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility.
In February 2016, we issued $1.5 billion aggregate principal amount of senior unsecured notes, which consist of (1) $600.0 million aggregated principal amount of 3.40% senior notes with a final maturity date of February 2021, and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026. We utilized the proceeds, along with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding $1.0 billion Senior Unsecured 364-Day Facility, and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver. See note 4 to our condensed consolidated financial statements.
In May 2016, we issued 3.4% senior notes due February 2021 and 3.7% senior notes due June 2026, in aggregate principal amounts of $250 million and $750 million, respectively. We intend to use net proceeds from the offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5 each issued by certain of our subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
Common Stock Activity. As of March 31, 2016 and December 31, 2015, we had 337.6 million and 333.8 million common shares outstanding, respectively. See note 9 to our condensed consolidated financial statements for further discussion of the common stock dividends. See below for a discussion of the automatic conversion of Convertible Preferred Stock into common stock during November 2016.
ATM Program. In August 2015, we established an ATM stock offering program through which we may, from time to time, issue and sell cumulative shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the three months ended March 31, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million. See note 9 to our condensed consolidated financial statements.
Convertible Preferred Stock Activity. As of March 31, 2016 and December 31, 2015, we had approximately 9.8 million shares of preferred stock outstanding. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1659 shares (based on the current maximum conversion price of $85.77) and 1.4573 shares (based on the current minimum conversion price of $68.62) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1659, subject to certain anti-dilution adjustments. See note 9 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during the first quarter of 2016.
Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2015 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2016 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2015 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2015 Form 10-K. The critical accounting policies and estimates for the first three months of 2016 have not changed from the critical accounting policies for the year ended December 31, 2015.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements, including a discussion of the recently issued lease accounting standard.
Non-GAAP Financial Measures
As discussed in note 10 to our condensed consolidated financial statements, our measurements of profit or loss used to evaluate the operating performance of our operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit. We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. We define segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. We define segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.
In addition, we use earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted ("Adjusted EBITDA") as an indicator of consolidated operating performance.
Our definition of Adjusted EBITDA is set forth below. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the wireless infrastructure sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$47,840	$125,112
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	(13,378)
Asset write-down charges	7,959	8,555
Acquisition and integration costs	5,638	2,016
Depreciation, amortization and accretion	277,875	251,806
Amortization of prepaid lease purchase price adjustments	5,204	5,174
Interest expense and amortization of deferred financing costs	126,378	134,439
Gains (losses) on retirement of long-term obligations	30,550	—
Interest income	(174)	(56)
Other income (expense)	3,273	225
Benefit (provision) for income taxes	3,872	(1,435)
Stock-based compensation expense	30,705	16,842
Adjusted EBITDA(a)	$539,120	$529,300

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.

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

•
although specific definitions may vary, it is widely used in the wireless infrastructure sector to measure operating performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets; and

•
we believe it helps investors meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to our April 2016 TDC Acquisition and May 2016 Refinancing Activities:

•	the potential refinancing of our existing debt ($12.3 billion outstanding at March 31, 2016 and $12.1 billion at December 31, 2015);

•
our $2.3 billion and $4.0 billion of floating rate debt at March 31, 2016 and December 31, 2015, respectively, which represented approximately 19% and 33% of our total debt, as of March 31, 2016 and as of December 31, 2015, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2016, after giving effect to our April 2016 TDC Acquisition and May 2016 Refinancing Activities, we had $2.3 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2016, after giving effect to our April 2016 TDC Acquisition and May 2016 Refinancing Activities. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the LIBOR rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2015 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2016	2017		2018	2019	2020	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$38,984	$548,573	(f)	$45,147	$36,629	$25,502	$9,407,733	$10,102,568	$10,620,857
Average interest rate(b)(c)(d)	4.4%	2.6%		4.8%	5.0%	5.2%	6.3%	6.1%
Variable rate(e)	$37,500	$50,000		$87,500	$100,000	$175,000	$1,859,000	$2,309,000	$2,289,000
Average interest rate(e)	2.1%	2.4%		2.7%	2.9%	3.1%	3.2%	3.1%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $350.0 million and $1.3 billion, having anticipated repayment dates in January 2017 and January 2020, respectively. The August 2010 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $1.0 billion, having anticipated repayment dates in August 2017 and August 2020, respectively. The May 2015 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $700.0 million, having anticipated repayment dates of May 2022 and May 2025, respectively. See note 12 to our condensed consolidated financial statements for a discussion of our intended use of proceeds from our May 2016 Refinancing Activities, which includes the repayment of (1) $350.0 million of the January 2010 Tower Revenue Notes, having an anticipated repayment date in January 2017, and (2) $300.0 million of the August 2010 Tower Revenue Notes, having an anticipated repayment date in August 2017.

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2037 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2015 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $495.4 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates. See note 12 to our condensed consolidated financial statements.

(e)	Predominantly consists of $2.0 billion 2016 Term Loan A maturing in 2021. See note 4 to our condensed consolidated financial statements.

(f)	Predominantly consists of $500.0 million in aggregate principal of 2.381% secured notes due December 2017.

ITEM 4.	CONTROLS AND PROCEDURES
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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2016	—		—	—
February 1 - February 29, 2016	283	86.02	—	—
March 1 - March 31, 2016	—		—	—
Total	283	$86.02	—	—
We paid $24.4 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 9, 2016	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2016	By:	/s/ Rob A. Fisher
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
Fourth Supplemental Indenture dated February 8, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(g)	4.2
Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(c)	10.1	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent

(e)	10.2	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon and Daniel K. Schlanger

(f)	10.3	2016 Executive Management Team Annual Incentive Plan

(f)	10.4	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement

(f)	10.5	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016

(f)	10.6	Amended and Restated Severance Agreement between Crown Castle International Corp. and W. Benjamin Moreland, effective as of June 1, 2016

(f)	10.7	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young, Patrick Slowey and Philip M. Kelley

(f)	10.8	Summary of Non-Employee Director Compensation

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c) Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 22, 2016.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 8, 2016.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2015.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 24, 2016.

(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 6, 2016.