Form 10-Q
period 2016-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2016-08-04
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Number of shares of common stock outstanding at August 1, 2016: 337,563,471

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,338	$178,810
Restricted cash	132,119	130,731
Receivables, net	229,015	313,296
Prepaid expenses	138,029	133,194
Other current assets	116,114	225,214
Total current assets	817,615	981,245
Deferred site rental receivables	1,333,790	1,306,408
Property and equipment, net of accumulated depreciation of $6,202,803 and $5,798,875, respectively	9,670,358	9,580,057
Goodwill	5,744,681	5,513,551
Other intangible assets, net	3,779,957	3,779,915
Long-term prepaid rent and other assets, net	806,673	775,790
Total assets	$22,153,074	$21,936,966

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$143,082	$159,629
Accrued interest	96,939	66,975
Deferred revenues	364,010	322,623
Other accrued liabilities	171,588	199,923
Current maturities of debt and other obligations	100,345	106,219
Total current liabilities	875,964	855,369
Debt and other long-term obligations	12,325,859	12,043,740
Other long-term liabilities	2,002,944	1,948,636
Total liabilities	15,204,767	14,847,745
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2016—337,562,378 and December 31, 2015—333,771,660	3,375	3,338
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2016 and December 31, 2015—9,775,000; aggregate liquidation value: June 30, 2016 and December 31, 2015—$977,500	98	98
Additional paid-in capital	9,894,921	9,548,580
Accumulated other comprehensive income (loss)	(4,006)	(4,398)
Dividends/distributions in excess of earnings	(2,946,081)	(2,458,397)
Total equity	6,948,307	7,089,221
Total liabilities and equity	$22,153,074	$21,936,966

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Site rental	$804,600	$737,091	$1,603,893	$1,468,471
Network services and other	157,809	162,346	292,899	331,437
Net revenues	962,409	899,437	1,896,792	1,799,908
Operating expenses:
Costs of operations(a):
Site rental	252,852	237,031	505,472	469,244
Network services and other	95,867	89,400	176,838	176,318
General and administrative	91,386	73,125	188,967	147,181
Asset write-down charges	11,952	3,620	19,912	12,175
Acquisition and integration costs	3,141	2,377	8,779	4,393
Depreciation, amortization and accretion	276,026	253,153	553,901	504,959
Total operating expenses	731,224	658,706	1,453,869	1,314,270
Operating income (loss)	231,185	240,731	442,923	485,638
Interest expense and amortization of deferred financing costs	(129,362)	(134,466)	(255,740)	(268,905)
Gains (losses) on retirement of long-term obligations	(11,468)	(4,181)	(42,017)	(4,157)
Interest income	105	325	279	381
Other income (expense)	(518)	59,973	(3,791)	59,724
Income (loss) from continuing operations before income taxes	89,942	162,382	141,654	272,681
Benefit (provision) for income taxes	(3,884)	4,144	(7,756)	5,579
Income (loss) from continuing operations	86,058	166,526	133,898	278,260
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	6,312	—	19,690
Net gain (loss) from disposal of discontinued operations, net of tax	—	981,540	—	981,540
Income (loss) from discontinued operations, net of tax	—	987,852	—	1,001,230
Net income (loss)	86,058	1,154,378	133,898	1,279,490
Less: Net income (loss) attributable to the noncontrolling interest	—	1,018	—	3,343
Net income (loss) attributable to CCIC stockholders	86,058	1,153,360	133,898	1,276,147
Dividends on preferred stock	(10,997)	(10,997)	(21,994)	(21,994)
Net income (loss) attributable to CCIC common stockholders	$75,061	$1,142,363	$111,904	$1,254,153
Net income (loss)	$86,058	$1,154,378	$133,898	$1,279,490
Other comprehensive income (loss):
Interest rate swaps reclassified into "interest expense and amortization of deferred financing costs", net of taxes	—	7,490	—	14,981
Foreign currency translation adjustments	971	3,401	392	(12,861)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	—	(25,678)	—	(25,678)
Total other comprehensive income (loss)	971	(14,787)	392	(23,558)
Comprehensive income (loss)	87,029	1,139,591	134,290	1,255,932
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	1,401	—	2,471
Comprehensive income (loss) attributable to CCIC stockholders	$87,029	$1,138,190	$134,290	$1,253,461
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.22	$0.47	$0.33	$0.77
Income (loss) from discontinued operations, basic	$—	$2.96	$—	$3.00
Net income (loss) attributable to CCIC common stockholders, basic	$0.22	$3.43	$0.33	$3.77
Income (loss) from continuing operations, diluted	$0.22	$0.47	$0.33	$0.77
Income (loss) from discontinued operations, diluted	$—	$2.95	$—	$2.99
Net income (loss) attributable to CCIC common stockholders, diluted	$0.22	$3.42	$0.33	$3.76
Weighted-average common shares outstanding (in thousands):
Basic	337,560	333,091	335,857	332,902
Diluted	338,609	333,733	336,658	333,665
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss) from continuing operations	$133,898	$278,260
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	553,901	504,959
Gains (losses) on retirement of long-term obligations	42,017	4,157
Gains (losses) on settled swaps	2,608	(54,475)
Amortization of deferred financing costs and other non-cash interest	7,993	23,804
Stock-based compensation expense	40,135	30,131
Asset write-down charges	19,912	12,175
Deferred income tax benefit (provision)	3,947	(10,170)
Other adjustments, net	(936)	(6,328)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	29,964	124
Increase (decrease) in accounts payable	(6,715)	1,493
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	60,896	130,044
Decrease (increase) in receivables	84,776	60,231
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(54,215)	(55,527)
Net cash provided by (used for) operating activities	918,181	918,878
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(493,932)	(64,725)
Capital expenditures	(392,997)	(420,883)
Net receipts from settled swaps	8,141	54,475
Other investing activities, net	1,854	(8,080)
Net cash provided by (used for) investing activities	(876,934)	(439,213)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,501,206	1,000,000
Principal payments on debt and other long-term obligations	(43,838)	(53,718)
Purchases and redemptions of long-term debt	(3,536,362)	(1,069,337)
Borrowings under revolving credit facility	3,030,000	450,000
Payments under revolving credit facility	(3,720,000)	(1,145,000)
Payments for financing costs	(35,604)	(16,348)
Net proceeds from issuance of capital stock	323,798	—
Purchases of capital stock	(24,460)	(29,490)
Dividends/distributions paid on common stock	(597,846)	(547,371)
Dividends paid on preferred stock	(21,994)	(21,994)
Net (increase) decrease in restricted cash	(6,089)	9,093
Net cash provided by (used for) financing activities	(131,189)	(1,424,165)
Net increase (decrease) in cash and cash equivalents - continuing operations	(89,942)	(944,500)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	4,881
Net cash provided by (used for) investing activities	113,150	1,103,577
Net increase (decrease) in cash and cash equivalents - discontinued operations	113,150	1,108,458
Effect of exchange rate changes	320	(969)
Cash and cash equivalents at beginning of period	178,810	175,620	(a)
Cash and cash equivalents at end of period	$202,338	$338,609
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, April 1, 2016	337,559,718	$3,375	9,775,000	$98	$9,874,862	$(4,977)	$—	$(2,720,364)	$—	$7,152,994
Stock-based compensation related activity, net of forfeitures	3,826	—	—	—	20,165	—	—	—	—	20,165
Purchases and retirement of capital stock	(1,166)	—	—	—	(106)	—	—	—	—	(106)
Other comprehensive income (loss)(a)	—	—	—	—	—	971	—	—	—	971
Common stock dividends/distributions	—	—	—	—	—	—	—	(300,778)	—	(300,778)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	86,058	—	86,058
Balance, June 30, 2016	337,562,378	$3,375	9,775,000	$98	$9,894,921	$(4,006)	$—	$(2,946,081)	$—	$6,948,307

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, April 1, 2015	333,761,959	$3,339	9,775,000	$98	$9,503,335	$19,538	$(11,234)	$(2,978,356)	$22,073	$6,558,793
Stock-based compensation related activity, net of forfeitures	1,829	—	—	—	14,887	—	—	—	—	14,887
Purchases and retirement of capital stock	(1,444)	—	—	—	(119)	—	—	—	—	(119)
Other comprehensive income (loss)(a)	—	—	—	—	—	(22,660)	7,490	—	383	(14,787)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(274,445)	—	(274,445)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	1,153,360	1,018	1,154,378
Balance, June 30, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2016	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$—	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	246,936	2	—	—	47,038	—	—	—	—	47,040
Purchases and retirement of capital stock	(284,282)	(3)	—	—	(24,457)	—	—	—	—	(24,460)
Net proceeds from issuance of Common Stock	3,828,064	38	—	—	323,760	—	—	—	—	323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	392	—	—	—	392
Common stock dividends/distributions	—	—	—	—	—	—	—	(599,588)	—	(599,588)
Preferred stock dividends	—	—	—	—	—	—	—	(21,994)	—	(21,994)
Net income (loss)	—	—	—	—	—	—	—	133,898	—	133,898
Balance, June 30, 2016	337,562,378	$3,375	9,775,000	$98	$9,894,921	$(4,006)	$—	$(2,946,081)	$—	$6,948,307

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	240,245	2	—	—	35,195	—	—	—	—	35,197
Purchases and retirement of capital stock	(334,533)	(2)	—	—	(29,488)	—	—	—	—	(29,490)
Other comprehensive income (loss)(a)	—	—	—	—	—	(37,667)	14,981	—	(872)	(23,558)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(549,163)	—	(549,163)
Preferred stock dividends	—	—	—	—	—	—	—	(21,994)	—	(21,994)
Net income (loss)	—	—	—	—	—	—	—	1,276,147	3,343	1,279,490
Balance, June 30, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015, and related notes thereto, included in the 2015 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
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
During the first quarter of 2016, the Company changed its operating segments to consist of (1) towers and (2) small cells. The Company has recast its prior period presentation to conform to its current reporting presentation. See note 11.
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
The Company operates as a REIT for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 7.
Approximately 54% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T, Sprint, and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2016, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2015 Form 10-K, other than certain recent accounting pronouncements described below.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The Company adopted the guidance as of January 1, 2016, and has applied the guidance

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

retrospectively. As a result, the Company reclassified $99.3 million of deferred financing costs as of December 31, 2015 from "long-term prepaid rent and other assets, net" as a direct reduction of "debt and other long-term obligations."
In September 2015, the FASB issued new guidance which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted the guidance as of January 1, 2016 on a prospective basis. This standard did not have a material impact on the Company's condensed consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company expects this guidance to have a material impact on its condensed consolidated financial statements and is currently evaluating the impact.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020, with early adoption permitted beginning as of January 1, 2019. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

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
CCAL was historically a separate operating segment of the Company. The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted on January 1, 2015. The gain from disposal of CCAL is included in discontinued operations on the condensed consolidated statement of operations. The table below sets forth the results of operations related to discontinued operations for the six months ended June 30, 2015.

	Three Months Ended June 30, 2015 (b)(c)	Six Months Ended June 30, 2015 (b)(c)
Total revenues	$24,763	$65,293
Total cost of operations (a)	6,771	17,498
Depreciation, amortization, and accretion	3,914	10,168
Total other expenses	5,026	10,481
Pre-tax income from discontinued operations	9,052	27,146
Income (loss) from discontinued operations, net of tax(d)	$6,312	$19,690

(a)	Exclusive of depreciation, amortization, and accretion shown separately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the condensed consolidated financial statement of operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Acquisitions
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461 million in cash ("TDC Acquisition"). The Company funded the acquisition with cash on hand, cash from borrowings under the 2016 Revolver, and cash from equity issuances under the ATM Program (see note 10). The preliminary purchase price allocation was primarily composed of other intangible assets of approximately $144 million, property and equipment of approximately $108 million, and goodwill of approximately $212 million. The preliminary purchase price allocation, including the valuation of fixed assets and intangible assets, is based upon a preliminary valuation, which is subject to change as the Company obtains additional information.

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of June 30, 2016(f)		Balance as of December 31, 2015(f)	Stated Interest Rate as of June 30, 2016(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jan. 2021		$435,000	(b)	$—	1.8%
2016 Term Loan A	Jan. 2016	Jan. 2021		1,978,041	(b)	—	1.9%
2012 Revolver	Jan. 2012	Jan. 2019		—	(b)	1,125,000	N/A
Tranche A Term Loans	Jan. 2012	Jan. 2019		—	(b)	627,846	N/A
Tranche B Term Loans	Jan. 2012	Jan. 2021		—	(b)	2,219,602	N/A
Total bank debt				2,413,041		3,972,448
Securitized debt - fixed rate:
Secured Notes, Series 2009-1	July 2009	Aug. 2019		60,824		70,219	6.3%
Secured Notes, Series 2009-2	July 2009	Aug. 2029		68,698		68,658	9.0%
Tower Revenue Notes, Series 2010-2	Jan. 2010	Jan. 2037	(e)	—		349,171	N/A
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,243,302		1,242,368	6.1%
Tower Revenue Notes, Series 2010-5	Aug. 2010	Aug. 2037	(e)	—		298,774	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	992,648		991,749	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	296,254		295,937	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	690,764		690,247	3.7%
Total securitized debt				3,352,490		4,007,123
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,636,044		1,634,989	5.3%
2.381% Secured Notes	Dec. 2012	Dec. 2017		497,882		497,160	2.4%
3.849% Secured Notes	Dec. 2012	Apr. 2023		990,587		989,895	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		839,448		838,579	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,574	(d)(e)	—	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		889,631	(d)	—	4.5%
3.700% Senior Notes	May 2016	June 2026		741,314	(e)	—	3.7%
Total bonds				6,444,480		3,960,623
Other:
Capital leases and other obligations	Various	Various		216,193		209,765	Various
Total debt and other obligations				12,426,204		12,149,959
Less: current maturities and short-term debt and other current obligations				100,345		106,219
Non-current portion of long-term debt and other long-term obligations				$12,325,859		$12,043,740

(a)	See the 2015 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(b)
In January 2016, the Company completed a Senior Unsecured Credit Facility ("2016 Credit Facility"), comprised of (1) a $2.5 billion Senior Unsecured Revolving Credit Facility ("2016 Revolver") maturing in January 2021, (2) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing in January 2021 and (3) a previously outstanding $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing in January 2017.  The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on the Company's senior unsecured debt rating. The Company used the net proceeds from the 2016 Credit Facility (1) to repay the previously outstanding 2012 Credit Facility and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the 2016 Senior Notes offering to repay in full all outstanding borrowings under the previously outstanding 364-Day Facility. As of June 30, 2016, the undrawn availability under the 2016 Revolver was $2.1 billion.

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

(d)
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("2016 Senior Notes"), which consist of (1) $600.0 million aggregated principal amount of 3.40% senior notes with a final maturity date of February 2021 and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026. The Company used net proceeds from the 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding 364-Day Facility and (2) repay $500.0 million of outstanding borrowings under the 2016 Revolver.

(e)
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consist of (1) $250.0 million aggregate principal amount of 3.40% senior notes that were issued pursuant to the same indenture as the 3.40% senior notes of the 2016 Senior Notes with a final maturity date of February 2021 and (2) $750.0 million aggregate principal amount of 3.70% senior notes with a final maturity date of June 2026. The Company used net proceeds from the May 2016 Senior Notes offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.

(f)
Balances reflect debt issuance costs as a direct reduction from the respective carrying amounts of debt, with the exception of debt issuance costs associated with the Company's revolving credit facilities. See note 2.

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2016. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2016	2017	2018	2019	2020	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$49,938	$599,019	$133,080	$137,058	$200,788	$11,400,756	$12,520,639	$(94,435)	$12,426,204
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
2012 Revolver (c)	$—	$—	$(1,930)
Tranche A Term Loans	629,375	629,375	(1,498)
Tranche B Term Loans	2,247,015	2,247,015	(27,122)
Tower Revenue Notes, Series 2010-2	350,000	352,796	(3,338)
Tower Revenue Notes, Series 2010-5	300,000	307,176	(8,129)
Total	$3,526,390	$3,536,362	$(42,017)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $32.0 million related to the write off of deferred financing costs.

(c)	See discussion of the repayment of the Company's 2012 Credit Facility above.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense on debt obligations	$125,580	$122,398	$247,747	$245,101
Amortization of deferred financing costs and adjustments on long-term debt	4,815	5,173	9,921	9,911
Amortization of interest rate swaps(a)	—	7,490	—	14,981
Other, net of capitalized interest	(1,033)	(595)	(1,928)	(1,088)
Total	$129,362	$134,466	$255,740	$268,905

(a)	Amounts reclassified from "accumulated other comprehensive income (loss)."

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$202,338	$202,338	$178,810	$178,810
Restricted cash, current and non-current	1	137,119	137,119	135,731	135,731
Foreign currency swaps	2	—	—	10,749	10,749
Liabilities:
Long-term debt and other obligations	2	12,426,204	13,261,419	12,149,959	12,555,143
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

7.	Income Taxes
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
For the six months ended June 30, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$86,058	$166,526	$133,898	$278,260
Dividends on preferred stock	(10,997)	(10,997)	(21,994)	(21,994)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$75,061	$155,529	$111,904	$256,266

Income (loss) from discontinued operations, net of tax	—	987,852	—	1,001,230
Less: Net income (loss) attributable to the noncontrolling interest	—	1,018	—	3,343
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	$—	$986,834	$—	$997,887

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	337,560	333,091	335,857	332,902
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	1,049	642	801	763
Diluted weighted-average number of common shares outstanding	338,609	333,733	336,658	333,665

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	0.22	0.47	0.33	0.77
Income (loss) from discontinued operations, basic	—	2.96	—	3.00
Net income (loss) attributable to CCIC common stockholders, basic	0.22	3.43	0.33	3.77
Income (loss) from continuing operations, diluted	0.22	0.47	0.33	0.77
Income (loss) from discontinued operations, diluted	—	2.95	—	2.99
Net income (loss) attributable to CCIC common stockholders, diluted	0.22	3.42	0.33	3.76
During the six months ended June 30, 2016, the Company granted 1.3 million restricted stock units. For the six months ended June 30, 2016 and 2015, 11.5 million and 11.9 million common share equivalents, respectively, related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

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

10.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2016, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 18, 2016	March 18, 2016	March 31, 2016	$0.885	$300.0	(a)
Common Stock	May 20, 2016	June 17, 2016	June 30, 2016	$0.885	$300.8	(a)
Convertible Preferred Stock	December 16, 2015	January 16, 2016	February 1, 2016	$1.1250	$11.0
Convertible Preferred Stock	March 22, 2016	April 15, 2016	May 2, 2016	$1.1250	$11.0
Convertible Preferred Stock	June 28, 2016	July 15, 2016	August 1, 2016	$1.1250	$11.0	(b)

(a)
Inclusive of dividends accrued for holders of unvested restricted stock units and payments of previously accrued dividends for holders of restricted stock units that have vested during the six months ended June 30, 2016.

(b)	Represents amount paid on August 1, 2016 based on holders of record on July 15, 2016.
See note 13.
Purchases of the Company's Common Stock
For the six months ended June 30, 2016, the Company purchased 0.3 million shares of its common stock utilizing $24.5 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
In August 2015, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the six months ended June 30, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million after giving effect to sales agent commissions of $3.3 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Operating Segments
During the first quarter of 2016, the Company changed its operating segments to consist of (1) towers and (2) small cells. This change was as a result of growth in small cells from a combination of organic growth, capital expenditures, and acquisitions, as well as the continued progression of the integration of Quanta Fiber Networks, Inc. ("Sunesys"), which led to changes in how the Company's chief operating decision maker ("CODM") reviews financial information.
The Company's operating segment change aligns with how the CODM views and evaluates the Company's operations, including how the CODM allocates capital and assesses segment performance. The Company has recast its prior period presentation to conform to its current reporting presentation.
The towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the United States. The tower segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The small cells segment provides access, including space or capacity, to the Company's small cell networks designed to facilitate wireless connectivity and supported by 17,000 miles of fiber. To a lesser extent, the small cells segment offers other fiber based solutions, including dark fiber (dedicated fiber strands lit by the customer) and lit fiber (bandwidth provided to the customer using the Company's own optronics).

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

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$705,716	$98,884		$804,600	$678,306	$58,785		$737,091
Segment network services and other revenues	142,053	15,756		157,809	150,732	11,614		162,346
Segment revenues	847,769	114,640		962,409	829,038	70,399		899,437
Segment site rental cost of operations	210,444	34,165		244,609	207,037	22,856		229,893
Segment network services and other cost of operations	81,922	12,423		94,345	77,671	10,367		88,038
Segment cost of operations (a)	292,366	46,588		338,954	284,708	33,223		317,931
Segment site rental gross margin	495,272	64,719		559,991	471,269	35,929		507,198
Segment network services and other gross margin	60,131	3,333		63,464	73,061	1,247		74,308
Segment general and administrative expenses (a)	22,505	15,718	35,563	73,786	22,529	7,910	30,141	60,580
Segment operating profit	532,898	52,334	(35,563)	549,669	521,801	29,266	(30,141)	520,926
Stock-based compensation expense			$21,998	21,998			$15,975	15,975
Depreciation, amortization and accretion			276,026	276,026			253,153	253,153
Interest expense and amortization of deferred financing costs			129,362	129,362			134,466	134,466
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes			32,341	32,341			(45,050)	(45,050)
Income (loss) from continuing operations before income taxes				$89,942				$162,382
Capital expenditures	$104,180	$87,450	$7,878	$199,508	$157,938	$55,289	$6,003	$219,230
Total assets (at period end)	$18,479,117	$3,199,577	$474,380	$22,153,074	$17,982,322	$2,302,664	$618,586	$20,903,572

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $4.4 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and (2) prepaid lease purchase price adjustments of $5.4 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $17.6 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$1,408,555	$195,338		$1,603,893	$1,353,213	$115,258		$1,468,471
Segment network services and other revenues	267,063	25,836		292,899	307,117	24,320		331,437
Segment revenues	1,675,618	221,174		1,896,792	1,660,330	139,578		1,799,908
Segment site rental cost of operations	415,009	71,648		486,657	411,670	43,369		455,039
Segment network services and other cost of operations	151,911	20,458		172,369	153,862	19,821		173,683
Segment cost of operations (a)	566,920	92,106		659,026	565,532	63,190		628,722
Segment site rental gross margin	993,546	123,690		1,117,236	941,543	71,889		1,013,432
Segment network services and other gross margin	115,152	5,378		120,530	153,255	4,499		157,754
Segment general and administrative expenses (a)	46,104	31,240	71,635	148,979	45,251	15,470	60,240	120,961
Segment operating profit	1,062,594	97,828	(71,635)	1,088,787	1,049,547	60,918	(60,240)	1,050,225
Stock-based compensation expense			$52,703	52,703			$32,816	32,816
Depreciation, amortization and accretion			553,901	553,901			504,959	504,959
Interest expense and amortization of deferred financing costs			255,740	255,740			268,905	268,905
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes			84,789	84,789			(29,136)	(29,136)
Income (loss) from continuing operations before income taxes				$141,654				$272,681
Capital expenditures	$215,221	$167,603	$10,173	$392,997	$291,071	$118,192	$11,620	$420,883

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $12.7 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively, and (2) prepaid lease purchase price adjustments of $10.6 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $40.0 million and $26.2 million for the six months ended June 30, 2016 and 2015, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

12.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$217,783	$244,977
Income taxes paid	10,186	8,489
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(10,197)	(10,102)
Purchase of property and equipment under capital leases and installment purchases	25,444	25,769
Installment payment receivable for sale of CCAL (see note 3)	—	117,384

13.	Subsequent Events
Common Stock Dividend
On August 2, 2016, the Company declared a quarterly common stock cash dividend of $0.885 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on September 30, 2016, to common stockholders of record as of September 16, 2016.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure that is geographically dispersed throughout the U.S., and which consists of approximately (1) 40,000 towers and (2) small cells supported by 17,000 miles of fiber. Our towers have a significant presence in the top 100 BTAs, and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 84% of our second quarter 2016 consolidated net revenues. Our towers operating segment and small cells operating segment accounted for 88% and 12% of our second quarter 2016 site rental revenues, respectively. See note 11 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments." The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. We seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	purchases of shares of our common stock from time to time;

◦	acquisitions or construction of wireless infrastructure;

◦	acquisitions of land interests under towers;

◦	improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchases, repayments or redemptions of our debt.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2016.

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

◦	See note 7 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants

◦
We expect wireless carriers will continue their focus on improving network quality and expanding capacity by utilizing a combination of towers and small cells solutions. We believe our product offerings of towers and small cells provide a comprehensive wireless solution to our customers' growing wireless infrastructure needs.

◦
We expect existing and potential new customer demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including through the use of both towers and small cells, or (6) the availability of additional spectrum.

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $20 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 90% of our site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

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

◦	81% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
In January 2016, we completed a new senior unsecured credit facility and utilized the proceeds to repay the previously outstanding 2012 Credit Facility. In February 2016, we issued $1.5 billion aggregate principal amount of senior unsecured notes. In May 2016, we issued 3.4% senior notes due February 2021 and 3.7%

senior notes due June 2026, in aggregate principal amounts of $250 million and $750 million, respectively. See note 5 to our condensed consolidated financial statements and "Item 2. Liquidity and Capital Resources".

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $918.2 million.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated additional demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of March and June 2016, we paid a common stock cash dividend of $0.885 per share, totaling approximately $597.8 million. We currently expect our anticipated quarterly dividends to result in aggregate annual cash payments of at least $1.2 billion during 2016, or an annual amount of $3.54 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $363.8 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

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
Towers. Our towers segment, which represented 88% of our revenues during the first six months of 2016, provides access, including space or capacity, to our approximately 40,000 towers geographically dispersed throughout the United States. Our towers have a significant presence in the top 100 BTAs. The tower segment also reflects certain network services relating to our towers, consisting of site development services and installation services.
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
Small cells. Our small cells segment, which represented 12% of our revenues during the first six months of 2016, provides access, including space or capacity, to our small cell networks designed to facilitate wireless connectivity and supported by 17,000 miles of fiber. To a lesser extent, the small cells segment offers other fiber based solutions, including dark fiber (dedicated fiber strands lit by the customer) and lit fiber (bandwidth provided to the customer using our own optronics).
Our small cell assets include those acquired from NextG Networks, Inc. in 2012 and from Sunesys in 2015 ("Sunesys Acquisition"). Our customers in small cells generally are large wireless carriers, and, to a lesser extent, non-wireless carriers, such as bandwidth-intensive verticals including education, enterprise, and government. See also "Item 1. Business" to our 2015 Form 10-K.
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
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).
Highlights of the Company's consolidated results of operations for the three months ended June 30, 2016 and 2015 are depicted below.

($ in thousands)	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Site rental revenues	$804,600	$737,091	+$67,509	9%
Site rental gross margin	$551,748	$500,060	+$51,688	10%
Network services and other gross margin	$61,942	$72,946	$(11,004)	(15)%
Adjusted EBITDA (a)	$549,669	$520,926	+$28,743	6%
Net income attributable to CCIC common stockholders	$75,061	$1,142,363	$(1,067,302)	(93)%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
Site rental revenues grew $67.5 million, or 9%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. This growth was predominately comprised of the factors depicted in the chart below:

(a)	Includes amortization of prepaid rent and the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Our towers and small cells operating segments accounted for 88% and 12% of our second quarter 2016 site rental revenues, and 92% and 8% of our second quarter 2015 site rental revenues, respectively. For a further discussion of segment revenues, costs of operations and gross margins, see "Item 2. MD&A—Comparison of Operating Segments."

General and administrative expenses for the second quarter of 2016 were $91.4 million and increased by $18.3 million, or approximately 25%, from $73.1 million during the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges, which increased $5.1 million from the second quarter of 2015 to the second quarter of 2016. The increase in general and administrative expenses was primarily related to the growth in our small cell business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Adjusted EBITDA increased $28.7 million, or 6%, from the second three months of 2015 to the second three months of 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both towers and small cells, including the Sunesys Acquisition as discussed in "Item 2. MD&A—Comparison of Operating Segments," and (2) negatively impacted by a decrease in our network services and other activities.
Depreciation, amortization and accretion was $276.0 million for the second three months of 2016 and increased by $22.9 million, or 9%, from $253.2 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were $129.4 million for the second three months of 2016 and decreased $5.1 million, or 4%, from $134.5 million during the second three months of 2015, predominately as a result of a $7.5 million decrease in the amortization of interest rate swaps. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $11.5 million for the second three months of 2016. See note 5 to our condensed consolidated financial statements.
For the second three months of 2016 and 2015, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2015 Form 10-K.
During the second three months of 2015, we recorded gains on our sale of CCAL, net of tax, of $1.0 billion. See our 2015 Form 10-K for further discussion surrounding our sale of CCAL, which occurred in May 2015 and was treated as discontinued operations.
Net income (loss) attributable to CCIC stockholders was income of $75.1 million compared to income of $1.1 billion during the second three months of 2015. The decrease in net income was predominately due to the aforementioned gains recorded on the sale of CCAL during 2015.
Highlights of the Company's consolidated results of operations for the six months ended June 30, 2016 and 2015 are depicted below.

($ in thousands)	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Site rental revenues	$1,603,893	$1,468,471	+$135,422	9%
Site rental gross margin	$1,098,421	$999,227	+$99,194	10%
Network services and other gross margin	$116,061	$155,119	$(39,058)	(25)%
Adjusted EBITDA (a)	$1,088,787	$1,050,225	+$38,562	4%
Net income attributable to CCIC common stockholders	$111,904	$1,254,153	$(1,142,249)	(91)%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues grew $135.4 million, or 9%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This growth was predominately comprised of the factors depicted in the chart below:

(a)	Includes amortization of prepaid rent and the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Our towers and small cells operating segments accounted for 88% and 12% of our site rental revenues for the first six months of 2016, and 92% and 8% of our site rental revenues for the first six months of 2015, respectively. For a further discussion of segment revenues, costs of operations and gross margins, see "Item 2. MD&A—Comparison of Operating Segments."
General and administrative expenses for the first six months of 2016 were $189.0 million and increased by $41.8 million, or approximately 28%, from $147.2 million during the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges, which increased $13.8 million from the first six months of 2015 to the first six months of 2016. The increase in general and administrative expenses was primarily related to the growth in our small cell business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Adjusted EBITDA increased $38.6 million, or 4%, from the first six months of 2015 to the first six months of 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both towers and small cells, including the Sunesys Acquisition as discussed in "Item 2. MD&A—Comparison of Operating Segments," and (2) negatively impacted by a decrease in our network services and other activities.
Depreciation, amortization and accretion was $553.9 million for the first six months of 2016 and increased by $48.9 million, or 10%, from $505.0 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were $255.7 million for the first six months of 2016 and decreased $13.2 million, or 5%, from $268.9 million during the first six months of 2015, predominately as a result of a $15.0 million decrease in the amortization of interest rate swaps. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $42.0 million for the first six months of 2016. See note 5 to our condensed consolidated financial statements.
For the first six months of 2016 and 2015, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2015 Form 10-K.
During the first six months of 2015, we recorded gains on our sale of CCAL, net of tax, of $1.0 billion. See our 2015 Form 10-K for further discussion surrounding our sale of CCAL, which occurred in May 2015 and was treated as discontinued operations.

Net income (loss) attributable to CCIC stockholders was income of $133.9 million compared to income of $1.3 billion during the first six months of 2015. The decrease in net income was predominately due to the aforementioned gains recorded on the sale of CCAL during 2015.

Comparison of Operating Segments
Our operating segments for the second quarter of 2016 consist of (1) towers and (2) small cells. See note 11 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments" for further discussion of our operating segments.
Towers—Second Quarter 2016 and 2015
Highlights of the towers segment results of operations are highlighted below:

($ in thousands)	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Segment site rental revenues	$705,716	$678,306	+$27,410	4%
Segment site rental gross margin	$495,272	$471,269	+$24,003	5%
Segment network services and other gross margin	$60,131	$73,061	$(12,930)	(18)%
Segment operating profit	$532,898	$521,801	+$11,097	2%
Towers revenues for the second quarter of 2016 were $847.8 million and increased by $18.8 million, or 2%, from $829.0 million during the same period in the prior year. This increase in towers revenues resulted from an increase from the same period in the prior year in towers site rental revenues of $27.4 million, or 4%, partially offset by a decrease in towers network services and other revenues of $8.6 million, or 6%.
The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue.
The increase in towers site rental gross margins was related to the previously mentioned 4% increase in towers site rental revenues and relatively fixed costs to operate our towers.
Towers network services and other gross margin were $60.1 million and decreased by $13.0 million, or 18%, from $73.1 million during the same period in the prior year. The decrease in our towers gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers general and administrative expenses were $22.5 million for both the second quarter of 2016 and 2015.
Towers operating profit for the second quarter of 2016 increased by $11.1 million from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities, partially offset by the aforementioned decrease in towers network services and other gross margin.
Small Cells—Second Quarter 2016 and 2015
Highlights of the small cells segment results of operations are highlighted below:

($ in thousands)	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Segment site rental revenues	$98,884	$58,785	+$40,099	68%
Segment site rental gross margin	$64,719	$35,929	+$28,790	80%
Segment network services and other gross margin	$3,333	$1,247	+$2,086	167%
Segment operating profit	$52,334	$29,266	+$23,068	79%

Small cells revenues for the second quarter of 2016 were $114.6 million and increased by $44.2 million, or 63%, from $70.4 million during the same period in the prior year. This increase in small cells revenues predominately resulted from an increase from the same period in the prior year in small cells site rental revenues of $40.1 million, or 68%.
The increase in small cells site rental revenues was predominately impacted by (1) the Sunesys Acquisition and (2) the construction of small cells. Demand for small cells was influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue.
The increase in small cells site rental gross margins was related to the previously mentioned 68% increase in small cells site rental revenues, partially offset by costs resulting from the Sunesys Acquisition and the construction of small cells.
Small cells general and administrative expenses for the second quarter of 2016 were $15.7 million and increased by $7.8 million, or approximately 99%, from $7.9 million during the same period in the prior year. The increase in small cells general and administrative expenses was related to growth in our small business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Small cells operating profit for the second quarter of 2016 increased by $23.1 million, or 79%, from the same period in the prior year. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and construction of small cells.
Towers—First half 2016 and 2015
Highlights of the towers segment results of operations are highlighted below:

($ in thousands)	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Segment site rental revenues	$1,408,555	$1,353,213	+$55,342	4%
Segment site rental gross margin	$993,546	$941,543	+$52,003	6%
Segment network services and other gross margin	$115,152	$153,255	$(38,103)	(25)%
Segment operating profit	$1,062,594	$1,049,547	+$13,047	1%
Towers revenues for the first half of 2016 were $1.68 billion and increased by $15.3 million, or 1%, from $1.66 billion during the same period in the prior year. This increase in towers revenues resulted from an increase from the same period in the prior year in towers site rental revenues of $55.3 million, or 4%, partially offset by a decrease in towers network services and other revenues of $40.1 million, or 13%.
The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue.
The increase in towers site rental gross margins was related to the previously mentioned 4% increase in towers site rental revenues and relatively fixed costs to operate our towers.
Towers network services and other gross margin were $115.2 million and decreased by $38.1 million, or 25%, from $153.3 million during the same period in the prior year. The decrease in our towers gross margin from our network services and other revenues is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers general and administrative expenses for the first half of 2016 were $46.1 million and increased by $0.8 million, or approximately 2%, from $45.3 million during the same period in the prior year.
Towers operating profit for the first half of 2016 increased by $13.0 million, or 1%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities, partially offset by the aforementioned decrease in towers network services and other gross margin.

Small Cells—First half 2016 and 2015
Highlights of the small cells segment results of operations are highlighted below:

($ in thousands)	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Segment site rental revenues	$195,338	$115,258	+$80,080	69%
Segment site rental gross margin	$123,690	$71,889	+$51,801	72%
Segment network services and other gross margin	$5,378	$4,499	+$879	20%
Segment operating profit	$97,828	$60,918	+$36,910	61%
Small cells revenues for the first half of 2016 were $221.2 million and increased by $81.6 million, or 58%, from $139.6 million during the same period in the prior year. This increase in small cells revenues predominately resulted from an increase from the same period in the prior year in small cells site rental revenues of $80.1 million, or 69%.
The increase in small cells site rental revenues was predominately impacted by (1) the Sunesys Acquisition and (2) the construction of small cells. Demand for small cells was influenced by our customers' ongoing efforts to improve network quality and capacity. See "Item 2. MD&A—Consolidated Results of Operations" for further discussion of our site rental revenue.
The increase in small cells site rental gross margins was related to the previously mentioned 69% increase in small cells site rental revenues, partially offset by costs resulting from the Sunesys Acquisition and the construction of small cells.
Small cells general and administrative expenses for the first half of 2016 were $31.2 million and increased by $15.7 million, or approximately 101%, from $15.5 million during the same period in the prior year. The increase in small cells general and administrative expenses was related to growth in our small business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Small cells operating profit for the first half of 2016 increased by $36.9 million, or 61%, from the same period in the prior year. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and construction of small cells.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (see "Item 2. MD&A—General Overview—Overview") predominately from the largest U.S. wireless carriers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results.
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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately four to five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and our 2015 Form 10-K.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2016. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2016
(In thousands of dollars)
Cash and cash equivalents(a)	$202,338
Undrawn 2016 Revolver availability(b)	2,065,000
Total debt and other long-term obligations	12,426,204
Total equity	6,948,307

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2015 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities (net of cash interest payments), (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $100.3 million (principal payments), (2) common stock dividend payments expected to be at least $3.54 per share, or an aggregate of at least $1.2 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels), and (4) Convertible Preferred Stock dividend payments prior to anticipated conversion in November 2016 of approximately $22 million. During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
Our 9.8 million shares of Convertible Preferred Stock will automatically convert to shares of common stock on November 1, 2016, unless converted earlier, at a conversion rate dependent on the applicable market value of the common stock and subject to certain anti-dilution adjustments. See "Item 2. MD&A—Convertible Preferred Stock Activity."

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of June 30, 2016 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
	2016	2015	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) continuing operations:
Operating activities	$918,181	$918,878	$(697)
Investing activities	(876,934)	(439,213)	(437,721)
Financing activities	(131,189)	(1,424,165)	1,292,976
Net increase (decrease) in cash and cash equivalents from continuing operations	(89,942)	(944,500)	854,558
Net increase (decrease) in cash and cash equivalents from discontinued operations	113,150	1,108,458	(995,308)
Effect of exchange rate changes on cash	320	(969)	1,289
Net increase (decrease) in cash and cash equivalents	$23,528	$162,989	$(139,461)
Operating Activities
Net cash provided by operating activities from continuing operations for the first six months of 2016 remained relatively consistent with the first six months of 2015, as net growth in our business was offset by changes in working capital. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

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

Capital expenditures for the six months ended June 30, 2016 and 2015 were as follows:
Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of improvements to existing towers. We expect to invest in discretionary capital expenditures over the next 12 months at levels equal to or greater than current levels and we expect increases in the construction of small cell networks.
Sale of CCAL. See note 3 to our condensed consolidated financial statements for a discussion of our May 2015 sale of CCAL, our previously 77.6% owned Australian subsidiary, including a discussion of the January 2016 receipt of the installment payment from the Buyer, which was classified within discontinued operations on the condensed consolidated statement of cash flows.

Acquisitions. See note 4 to our condensed consolidated financial statements for a discussion of our TDC Acquisition, which closed in April 2016.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of at least $1.2 billion during the next 12 months), paying dividends on our Convertible Preferred Stock (expected to be approximately $22 million prior to anticipated conversion in November 2016), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
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
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 1, 2016, there was $405 million outstanding and $2.1 billion in undrawn availability under our 2016 Revolver. See also note 5 to our condensed consolidated financial statements.
Incurrence, Purchases, and Repayments of Debt.
In January 2016, we utilized the proceeds from the 2016 Credit Facility, together with cash on hand, to repay all outstanding borrowings under the previously outstanding 2012 Credit Facility.
In February 2016, we issued $1.5 billion aggregate principal amount of senior unsecured notes, which consist of (1) $600.0 million aggregated principal amount of 3.40% senior notes with a final maturity date of February 2021 and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026. We utilized the proceeds, along with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding $1.0 billion Senior Unsecured 364-Day Facility and (2) to repay $500.0 million of outstanding borrowings under the 2016 Revolver. See note 5 to our condensed consolidated financial statements.
In May 2016, we issued (1) $250.0 million aggregate principal amount of 3.40% senior notes that were issued pursuant to the same indenture as the 3.40% senior notes issued in February 2016 with a final maturity date of February 2021 and (2) $750.0 million aggregate principal amount of 3.70% senior notes with a final maturity date of June 2026. We utilized the proceeds (1) to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5 each issued by certain of our subsidiaries and (2) to repay a portion of outstanding borrowings under the 2016 Revolver. See note 5 to our condensed consolidated financial statements.
Common Stock Activity. As of June 30, 2016 and December 31, 2015, we had 337.6 million and 333.8 million common shares outstanding, respectively. See note 10 to our condensed consolidated financial statements for further discussion of the common stock dividends. See below for a discussion of the automatic conversion of Convertible Preferred Stock into common stock during November 2016.
ATM Program. In August 2015, we established an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the six months ended June 30, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million. See note 10 to our condensed consolidated financial statements.

Convertible Preferred Stock Activity. As of June 30, 2016 and December 31, 2015, we had approximately 9.8 million shares of preferred stock outstanding. Unless converted earlier, each outstanding share of the Convertible Preferred Stock will automatically convert on November 1, 2016. Currently, each share of Convertible Preferred Stock will convert into between 1.1769 shares (based on the current maximum conversion price of $84.97) and 1.4711 shares (based on the current minimum conversion price of $67.97) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to November 1, 2016, holders of the Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 1.1769, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2016.
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
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP measures used herein and as discussed in note 11 to our condensed consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate our operating segments for purposes of making decisions about allocating capital and assessing performance. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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
In addition, we use earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the wireless infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income or loss computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, impairment of available-for-sale securities, interest income, other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below and excludes items in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$86,058	$1,154,378
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	(987,852)
Asset write-down charges	11,952	3,620
Acquisition and integration costs	3,141	2,377
Depreciation, amortization and accretion	276,026	253,153
Amortization of prepaid lease purchase price adjustments	5,367	5,070
Interest expense and amortization of deferred financing costs	129,362	134,466
Gains (losses) on retirement of long-term obligations	11,468	4,181
Interest income	(105)	(325)
Other income (expense)	518	(59,973)
Benefit (provision) for income taxes	3,884	(4,144)
Stock-based compensation expense	21,998	15,975
Adjusted EBITDA	$549,669	$520,926

	Six Months Ended June 30,
	2016	2015
Net income (loss)	$133,898	$1,279,490
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	(1,001,230)
Asset write-down charges	19,912	12,175
Acquisition and integration costs	8,779	4,393
Depreciation, amortization and accretion	553,901	504,959
Amortization of prepaid lease purchase price adjustments	10,569	10,244
Interest expense and amortization of deferred financing costs	255,740	268,905
Gains (losses) on retirement of long-term obligations	42,017	4,157
Interest income	(279)	(381)
Other income (expense)	3,791	(59,724)
Benefit (provision) for income taxes	7,756	(5,579)
Stock-based compensation expense	52,703	32,816
Adjusted EBITDA	$1,088,787	$1,050,225

We believe Adjusted EBITDA is useful to an investor or other interested parties in evaluating our financial performance because:

•
it is the primary measure used by our management to evaluate the (1) economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of our operations;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•
although specific definitions may vary, it is widely used by investors or other interested parties in evaluation of the wireless infrastructure sector and other REITs to measure financial performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets; and

•
we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as a performance goal in employee annual incentive compensation;

•
as a measurement of financial performance because it assists us in comparing our financial performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our board of directors to enable it to have the same measurement of financial performance used by management;

•	for planning purposes, including preparation of our annual operating budget;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets; and

•	in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio and interest coverage ratio.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($12.4 billion outstanding at June 30, 2016 and $12.1 billion at December 31, 2015);

•
our $2.4 billion and $4.0 billion of floating rate debt at June 30, 2016 and December 31, 2015, respectively, which represented approximately 19% and 33% of our total debt, as of June 30, 2016 and as of December 31, 2015, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2016, we had $2.4 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2016. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and our 2015 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2016	2017		2018	2019	2020	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$24,938	$549,019	(f)	$45,580	$37,058	$25,788	$9,415,756	$10,098,139	$10,858,794
Average interest rate(b)(c)(d)	4.5%	2.6%		4.7%	4.9%	5.0%	6.3%	6.1%
Variable rate(e)	$25,000	$50,000		$87,500	$100,000	$175,000	$1,985,000	$2,422,500	$2,402,625
Average interest rate(e)	2.0%	2.4%		2.6%	2.8%	2.9%	3.0%	3.0%
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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The January 2010 Tower Revenue Notes have a principal amount of $1.3 billion, having an anticipated repayment date in January 2020. The August 2010 Tower Revenue Notes have a principal amount of $1.0 billion, having an anticipated repayment date in August 2020. The May 2015 Tower Revenue Notes consist of two series of notes with principal amounts of $300.0 million and $700.0 million, having anticipated repayment dates of May 2022 and May 2025, respectively.

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2040 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2015 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $495.4 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Predominantly consists of $2.0 billion 2016 Term Loan A maturing in 2021. See note 5 to our condensed consolidated financial statements.

(f)	Predominantly consists of $500.0 million in aggregate principal of 2.381% secured notes due December 2017.

ITEM 4.	CONTROLS AND PROCEDURES
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
See the disclosure in note 9 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2016	—	$—	—	—
May 1 - May 31, 2016	1	90.81	—	—
June 1 - June 30, 2016	—	—	—	—
Total	1	$90.81	—	—
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

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 4, 2016	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(b)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(c)	4.2
Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

*	10.1	Amendment to 2013 Long Term Incentive Plan, as amended

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 6, 2016.