Form 10-Q
period 2016-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2016-11-01
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Number of shares of common stock outstanding at October 28, 2016: 338,916,436

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, the "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) our dividend policy and the timing, amount, growth or tax characterization of any dividends and (10) the anticipated closing of the Proposed FiberNet Acquisition (as defined in note 13).
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,219	$178,810
Restricted cash	116,932	130,731
Receivables, net	276,259	313,296
Prepaid expenses	157,102	133,194
Other current assets	133,163	225,214
Total current assets	839,675	981,245
Deferred site rental receivables	1,321,777	1,306,408
Property and equipment, net of accumulated depreciation of $6,410,830 and $5,798,875, respectively	9,714,149	9,580,057
Goodwill	5,750,033	5,513,551
Other intangible assets, net	3,737,448	3,779,915
Long-term prepaid rent and other assets, net	808,641	775,790
Total assets	$22,171,723	$21,936,966

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148,916	$159,629
Accrued interest	84,244	66,975
Deferred revenues	358,683	322,623
Other accrued liabilities	204,533	199,923
Current maturities of debt and other obligations	101,362	106,219
Total current liabilities	897,738	855,369
Debt and other long-term obligations	12,491,596	12,043,740
Other long-term liabilities	2,028,672	1,948,636
Total liabilities	15,418,006	14,847,745
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2016—337,569,931 and December 31, 2015—333,771,660	3,375	3,338
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2016 and December 31, 2015—9,775,000; aggregate liquidation value: September 30, 2016 and December 31, 2015—$977,500	98	98
Additional paid-in capital	9,914,844	9,548,580
Accumulated other comprehensive income (loss)	(5,541)	(4,398)
Dividends/distributions in excess of earnings	(3,159,059)	(2,458,397)
Total equity	6,753,717	7,089,221
Total liabilities and equity	$22,171,723	$21,936,966

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Site rental	$812,032	$764,606	$2,415,926	$2,233,077
Network services and other	179,984	153,501	472,883	484,938
Net revenues	992,016	918,107	2,888,809	2,718,015
Operating expenses:
Costs of operations(a):
Site rental	256,750	247,000	762,223	716,244
Network services and other	109,228	86,859	286,066	263,177
General and administrative	89,941	76,699	278,909	223,880
Asset write-down charges	8,339	7,477	28,251	19,652
Acquisition and integration costs	2,680	7,608	11,459	12,001
Depreciation, amortization and accretion	280,824	261,662	834,725	766,621
Total operating expenses	747,762	687,305	2,201,633	2,001,575
Operating income (loss)	244,254	230,802	687,176	716,440
Interest expense and amortization of deferred financing costs	(129,916)	(129,877)	(385,656)	(398,782)
Gains (losses) on retirement of long-term obligations	(10,274)	—	(52,291)	(4,157)
Interest income	175	789	454	1,170
Other income (expense)	(832)	(1,214)	(4,623)	58,510
Income (loss) from continuing operations before income taxes	103,407	100,500	245,060	373,181
Benefit (provision) for income taxes	(5,041)	3,801	(12,797)	9,380
Income (loss) from continuing operations	98,366	104,301	232,263	382,561
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	—	—	19,690
Net gain (loss) from disposal of discontinued operations, net of tax	—	(522)	—	981,018
Income (loss) from discontinued operations, net of tax	—	(522)	—	1,000,708
Net income (loss)	98,366	103,779	232,263	1,383,269
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	3,343
Net income (loss) attributable to CCIC stockholders	98,366	103,779	232,263	1,379,926
Dividends on preferred stock	(10,997)	(10,997)	(32,991)	(32,991)
Net income (loss) attributable to CCIC common stockholders	$87,369	$92,782	$199,272	$1,346,935
Net income (loss)	$98,366	$103,779	$232,263	$1,383,269
Other comprehensive income (loss):
Interest rate swaps reclassified into "interest expense and amortization of deferred financing costs", net of taxes	—	3,744	—	18,725
Foreign currency translation adjustments	(1,535)	(632)	(1,143)	(13,493)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	—	—	—	(25,678)
Total other comprehensive income (loss)	(1,535)	3,112	(1,143)	(20,446)
Comprehensive income (loss)	96,831	106,891	231,120	1,362,823
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—		—
Comprehensive income (loss) attributable to CCIC stockholders	$96,831	$106,891	$231,120	$1,362,823
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.26	$0.28	$0.59	$1.05
Income (loss) from discontinued operations, basic	$—	$—	$—	$3.00
Net income (loss) attributable to CCIC common stockholders, basic	$0.26	$0.28	$0.59	$4.05
Income (loss) from continuing operations, diluted	$0.26	$0.28	$0.59	$1.05
Income (loss) from discontinued operations, diluted	$—	$—	$—	$2.99
Net income (loss) attributable to CCIC common stockholders, diluted	$0.26	$0.28	$0.59	$4.04
Weighted-average common shares outstanding (in thousands):
Basic	337,564	333,049	336,426	332,951
Diluted	338,409	333,711	337,076	333,735
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss) from continuing operations	$232,263	$382,561
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	834,725	766,621
Gains (losses) on retirement of long-term obligations	52,291	4,157
Gains (losses) on settled swaps	2,608	(54,475)
Amortization of deferred financing costs and other non-cash interest	11,293	32,394
Stock-based compensation expense	60,402	44,711
Asset write-down charges	28,251	19,652
Deferred income tax benefit (provision)	6,626	(16,199)
Other adjustments, net	(1,060)	(7,240)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	17,269	2,241
Increase (decrease) in accounts payable	(12,469)	(8,310)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	118,144	214,607
Decrease (increase) in receivables	38,231	(703)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(83,859)	(89,141)
Net cash provided by (used for) operating activities	1,304,715	1,290,876
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(545,162)	(1,083,319)
Capital expenditures	(614,178)	(658,240)
Net receipts from settled swaps	8,141	54,475
Other investing activities, net	11,616	(1,561)
Net cash provided by (used for) investing activities	(1,139,583)	(1,688,645)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,201,010	1,000,000
Principal payments on debt and other long-term obligations	(69,717)	(78,049)
Purchases and redemptions of long-term debt	(4,044,834)	(1,069,337)
Borrowings under revolving credit facility	3,440,000	1,560,000
Payments under revolving credit facility	(4,155,000)	(1,240,000)
Payments for financing costs	(41,471)	(17,415)
Net proceeds from issuance of capital stock	323,798	—
Purchases of capital stock	(24,759)	(29,576)
Dividends/distributions paid on common stock	(896,628)	(821,056)
Dividends paid on preferred stock	(32,991)	(32,991)
Net (increase) decrease in restricted cash	40	28,435
Net cash provided by (used for) financing activities	(300,552)	(699,989)
Net increase (decrease) in cash and cash equivalents - continuing operations	(135,420)	(1,097,758)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	4,359
Net cash provided by (used for) investing activities	113,150	1,103,577
Net increase (decrease) in cash and cash equivalents - discontinued operations	113,150	1,107,936
Effect of exchange rate changes	(321)	(1,682)
Cash and cash equivalents at beginning of period	178,810	175,620	(a)
Cash and cash equivalents at end of period	$156,219	$184,116
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, July 1, 2016	337,562,378	$3,375	9,775,000	$98	$9,894,921	$(4,006)	$—	$(2,946,081)	$—	$6,948,307
Stock-based compensation related activity, net of forfeitures	10,784	—	—	—	20,222	—	—	—	—	20,222
Purchases and retirement of capital stock	(3,231)	—	—	—	(299)	—	—	—	—	(299)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1,535)	—	—	—	(1,535)
Common stock dividends/distributions	—	—	—	—	—	—	—	(300,347)	—	(300,347)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	98,366	—	98,366
Balance, September 30, 2016	337,569,931	$3,375	9,775,000	$98	$9,914,844	$(5,541)	$—	$(3,159,059)	$—	$6,753,717

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, July 1, 2015	333,762,344	$3,339	9,775,000	$98	$9,518,103	$(3,122)	$(3,744)	$(2,110,438)	$—	$7,404,236
Stock-based compensation related activity, net of forfeitures	10,198	—	—	—	14,579	—	—	—	—	14,579
Purchases and retirement of capital stock	(1,043)	—	—	—	(85)	—	—	—	—	(85)
Other comprehensive income (loss)(a)	—	—	—	—	—	(632)	3,744	—	—	3,112
Common stock dividends/distributions	—	—	—	—	—	—	—	(274,321)	—	(274,321)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	103,779	—	103,779
Balance, September 30, 2015	333,771,499	$3,339	9,775,000	$98	$9,532,597	$(3,754)	$—	$(2,291,977)	$—	$7,240,303

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2016	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$—	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	257,720	2	—	—	67,260	—	—	—	—	67,262
Purchases and retirement of capital stock	(287,513)	(3)	—	—	(24,756)	—	—	—	—	(24,759)
Net proceeds from issuance of Common Stock	3,828,064	38	—	—	323,760	—	—	—	—	323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	(1,143)	—	—	—	(1,143)
Common stock dividends/distributions	—	—	—	—	—	—	—	(899,934)	—	(899,934)
Preferred stock dividends	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Net income (loss)	—	—	—	—	—	—	—	232,263	—	232,263
Balance, September 30, 2016	337,569,931	$3,375	9,775,000	$98	$9,914,844	$(5,541)	$—	$(3,159,059)	$—	$6,753,717

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2015	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	250,443	2	—	—	49,775	—	—	—	—	49,777
Purchases and retirement of capital stock	(335,576)	(2)	—	—	(29,574)	—	—	—	—	(29,576)
Other comprehensive income (loss)(a)	—	—	—	—	—	(38,299)	18,725	—	(872)	(20,446)
Disposition of CCAL	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	(823,484)	—	(823,484)
Preferred stock dividends	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Net income (loss)	—	—	—	—	—	—	—	1,379,926	3,343	1,383,269
Balance, September 30, 2015	333,771,499	$3,339	9,775,000	$98	$9,532,597	$(3,754)	$—	$(2,291,977)	$—	$7,240,303

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)" and note 5 with respect to the reclassification adjustments.

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2016, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

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
CCAL was historically a separate operating segment of the Company. The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted on January 1, 2015. The gain from disposal of CCAL is included in discontinued operations on the condensed consolidated statement of operations. The table below sets forth the results of operations related to discontinued operations for the nine months ended September 30, 2015.

Nine Months Ended September 30, 2015 (b)(c)
Total revenues	$65,293
Total cost of operations (a)	17,498
Depreciation, amortization, and accretion	10,168
Total other expenses	10,481
Pre-tax income from discontinued operations	27,146
Income (loss) from discontinued operations, net of tax(d)	$19,690

(a)	Exclusive of depreciation, amortization, and accretion shown separately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the condensed consolidated financial statement of operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Acquisitions
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461 million in cash ("TDC Acquisition"). The Company funded the acquisition with cash on hand, cash from borrowings under the 2016 Revolver, and cash from equity issuances under the ATM Program (see note 10). As of September 30, 2016, the preliminary purchase price allocation was primarily composed of other intangible assets of approximately $155 million, property and equipment of approximately $106 million, and goodwill of approximately $200 million. The preliminary purchase price allocation, including the valuation of fixed assets and intangible assets, is based upon a preliminary valuation, which is subject to change as the Company obtains additional information.
See note 13.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of September 30, 2016(g)		Balance as of December 31, 2015(g)	Stated Interest Rate as of September 30, 2016(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jan. 2021	(d)(e)(f)	$410,000	(b)	$—	1.8%
2016 Term Loan A	Jan. 2016	Jan. 2021		1,966,109	(b)	—	1.9%
2012 Revolver	Jan. 2012	Jan. 2019		—	(b)	1,125,000	N/A
Tranche A Term Loans	Jan. 2012	Jan. 2019		—	(b)	627,846	N/A
Tranche B Term Loans	Jan. 2012	Jan. 2021		—	(b)	2,219,602	N/A
Total bank debt				2,376,109		3,972,448
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		56,122		70,219	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		68,718		68,658	9.0%
Tower Revenue Notes, Series 2010-2	Jan. 2010	Jan. 2037	(e)	—		349,171	N/A
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,243,769		1,242,368	6.1%
Tower Revenue Notes, Series 2010-5	Aug. 2010	Aug. 2037	(e)	—		298,774	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	993,097		991,749	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	296,414		295,937	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	691,025		690,247	3.7%
Total securitized debt				3,349,145		4,007,123
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,636,571		1,634,989	5.3%
2.381% Secured Notes	Dec. 2012	Dec. 2017	(f)	—		497,160	2.4%
3.849% Secured Notes	Dec. 2012	Apr. 2023		990,933		989,895	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		839,884		838,579	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,706	(d)(e)	—	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		889,804	(d)	—	4.5%
3.700% Senior Notes	May 2016	June 2026		741,705	(e)	—	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		693,630	(f)	—	2.3%
Total bonds				6,642,233		3,960,623
Other:
Capital leases and other obligations	Various	Various		225,471		209,765	Various
Total debt and other obligations				12,592,958		12,149,959
Less: current maturities and short-term debt and other current obligations				101,362		106,219
Non-current portion of long-term debt and other long-term obligations				$12,491,596		$12,043,740

(a)	See the 2015 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
In January 2016, the Company completed a Senior Unsecured Credit Facility ("2016 Credit Facility"), comprised of (1) a $2.5 billion Senior Unsecured Revolving Credit Facility ("2016 Revolver") maturing in January 2021, (2) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing in January 2021 and (3) a previously outstanding $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing in January 2017.  The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on the Company's senior unsecured debt rating. The Company used the net proceeds from the 2016 Credit Facility (1) to repay the previously outstanding 2012 Credit Facility and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the 2016 Senior Notes offering to repay in full all outstanding borrowings under the previously outstanding 364-Day Facility. As of September 30, 2016, the undrawn availability under the 2016 Revolver was $2.1 billion.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

(d)
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("2016 Senior Notes"), which consist of (1) $600.0 million aggregate principal amount of 3.40% senior notes with a final maturity date of February 2021 and (2) $900.0 million aggregate principal amount of 4.45% senior notes with a final maturity date of February 2026. The Company used net proceeds from the 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding 364-Day Facility and (2) repay $500.0 million of outstanding borrowings under the 2016 Revolver.

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

(f)
In September 2016, the Company issued $700.0 million aggregate principal amount of 2.25% senior unsecured notes ("September 2016 Senior Notes"). The Company used net proceeds from the September 2016 Senior Notes offering (1) to repay in full the 2.381% Secured Notes issued by certain of its subsidiaries and (2) to repay a portion of the outstanding borrowings under the 2016 Revolver.

(g)
Balances reflect debt issuance costs as a direct reduction from the respective carrying amounts of debt, with the exception of debt issuance costs associated with the Company's revolving credit facilities. See note 2.

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2016. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2016	2017	2018	2019	2020	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$25,054	$101,049	$134,864	$138,883	$202,640	$12,085,120	$12,687,610	$(94,652)	$12,592,958
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended September 30, 2016.

	Three Months Ended September 30, 2016
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
2.381% Secured Notes	$500,000	$508,472	$(10,274)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $1.8 million related to the write off of deferred financing costs.
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
2012 Revolver (c)	$—	$—	$(1,930)
Tranche A Term Loans	629,375	629,375	(1,498)
Tranche B Term Loans	2,247,015	2,247,015	(27,122)
Tower Revenue Notes, Series 2010-2	350,000	352,796	(3,338)
Tower Revenue Notes, Series 2010-5	300,000	307,176	(8,129)
2.381% Secured Notes	500,000	508,472	(10,274)
Total	$4,026,390	$4,044,834	$(52,291)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $33.8 million related to the write off of deferred financing costs.

(c)	See discussion of the repayment of the Company's 2012 Credit Facility above.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense on debt obligations	$126,616	$121,287	$374,363	$366,388
Amortization of deferred financing costs and adjustments on long-term debt	4,601	5,567	14,522	15,478
Amortization of interest rate swaps(a)	—	3,744	—	18,725
Other, net of capitalized interest	(1,301)	(721)	(3,229)	(1,809)
Total	$129,916	$129,877	$385,656	$398,782

(a)	Amounts reclassified from "accumulated other comprehensive income (loss)."

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$156,219	$156,219	$178,810	$178,810
Restricted cash, current and non-current	1	121,932	121,932	135,731	135,731
Foreign currency swaps	2	—	—	10,749	10,749
Liabilities:
Total debt and other obligations	2	12,592,958	13,523,464	12,149,959	12,555,143
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
For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$98,366	$104,301	$232,263	$382,561
Dividends on preferred stock	(10,997)	(10,997)	(32,991)	(32,991)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$87,369	$93,304	$199,272	$349,570

Income (loss) from discontinued operations, net of tax	—	(522)	—	1,000,708
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	3,343
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	$—	$(522)	$—	$997,365

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	337,564	333,049	336,426	332,951
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	845	662	650	784
Diluted weighted-average number of common shares outstanding	338,409	333,711	337,076	333,735

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	0.26	0.28	0.59	1.05
Income (loss) from discontinued operations, basic	—	—	—	3.00
Net income (loss) attributable to CCIC common stockholders, basic	0.26	0.28	0.59	4.05
Income (loss) from continuing operations, diluted	0.26	0.28	0.59	1.05
Income (loss) from discontinued operations, diluted	—	—	—	2.99
Net income (loss) attributable to CCIC common stockholders, diluted	0.26	0.28	0.59	4.04
During the nine months ended September 30, 2016, the Company granted 1.3 million restricted stock units. For the nine months ended September 30, 2016 and 2015, 11.6 million and 12.4 million common share equivalents, respectively, related to the Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods. See note 13 for a discussion of the October and November 2016 conversion of the Company's previously outstanding Convertible Preferred Stock to common stock.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

10.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2016, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 18, 2016	March 18, 2016	March 31, 2016	$0.885	$300.0	(a)
Common Stock	May 20, 2016	June 17, 2016	June 30, 2016	$0.885	$300.8	(a)
Common Stock	August 2, 2016	September 16, 2016	September 30, 2016	$0.885	$300.3	(a)
Convertible Preferred Stock	December 16, 2015	January 16, 2016	February 1, 2016	$1.1250	$11.0
Convertible Preferred Stock	March 22, 2016	April 15, 2016	May 2, 2016	$1.1250	$11.0
Convertible Preferred Stock	June 28, 2016	July 15, 2016	August 1, 2016	$1.1250	$11.0
Convertible Preferred Stock	September 17, 2016	October 15, 2016	November 1, 2016	$1.1250	$11.0

(a)
Inclusive of dividends accrued for holders of unvested restricted stock units and payments of previously accrued dividends for holders of restricted stock units that have vested during the nine months ended September 30, 2016.

See note 13 for a discussion of (1) the October and November 2016 conversion of the Company's previously outstanding Convertible Preferred Stock to common stock and (2) the Company's October 2016 declaration of its quarterly cash common stock dividend.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2016, the Company purchased 0.3 million shares of its common stock utilizing $24.8 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
In August 2015, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the nine months ended September 30, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million after giving effect to sales agent commissions of $3.3 million. The net proceeds from the sales under the ATM Program were used, in part, to fund the TDC Acquisition. See note 4.

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

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$709,603	$102,429		$812,032	$686,934	$77,672		$764,606
Segment network services and other revenues	166,979	13,005		179,984	138,566	14,935		153,501
Segment revenues	876,582	115,434		992,016	825,500	92,607		918,107
Segment site rental cost of operations	210,322	37,754		248,076	209,056	30,449		239,505
Segment network services and other cost of operations	97,395	10,194		107,589	75,302	10,213		85,515
Segment cost of operations (a)	307,717	47,948		355,665	284,358	40,662		325,020
Segment site rental gross margin	499,281	64,675		563,956	477,878	47,223		525,101
Segment network services and other gross margin	69,584	2,811		72,395	63,264	4,722		67,986
Segment general and administrative expenses (a)	22,225	14,480	35,526	72,231	22,994	10,194	30,741	63,929
Segment operating profit	546,640	53,006	(35,526)	564,120	518,148	41,751	(30,741)	529,158
Stock-based compensation expense			22,594	22,594			16,466	16,466
Depreciation, amortization and accretion			280,824	280,824			261,662	261,662
Interest expense and amortization of deferred financing costs			129,916	129,916			129,877	129,877
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes			27,379	27,379			20,653	20,653
Income (loss) from continuing operations before income taxes				$103,407				$100,500
Capital expenditures	$103,679	$111,885	$5,617	$221,181	$136,327	$95,067	$5,963	$237,357
Total assets (at period end)	$18,466,528	$3,298,927	$406,268	$22,171,723	$17,999,121	$3,458,941	$433,406	$21,891,468

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $4.9 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and (2) prepaid lease purchase price adjustments of $5.4 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $17.7 million and $12.8 million for the three months ended September 30, 2016 and 2015, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$2,118,159	$297,767		$2,415,926	$2,040,147	$192,930		$2,233,077
Segment network services and other revenues	434,042	38,841		472,883	445,683	39,255		484,938
Segment revenues	2,552,201	336,608		2,888,809	2,485,830	232,185		2,718,015
Segment site rental cost of operations	625,331	109,402		734,733	620,726	73,818		694,544
Segment network services and other cost of operations	249,306	30,652		279,958	229,164	30,034		259,198
Segment cost of operations (a)	874,637	140,054		1,014,691	849,890	103,852		953,742
Segment site rental gross margin	1,492,828	188,365		1,681,193	1,419,421	119,112		1,538,533
Segment network services and other gross margin	184,736	8,189		192,925	216,519	9,221		225,740
Segment general and administrative expenses (a)	68,329	45,720	107,161	221,210	68,245	25,664	90,981	184,890
Segment operating profit	1,609,235	150,834	(107,161)	1,652,908	1,567,695	102,669	(90,981)	1,579,383
Stock-based compensation expense			75,297	75,297			49,282	49,282
Depreciation, amortization and accretion			834,725	834,725			766,621	766,621
Interest expense and amortization of deferred financing costs			385,656	385,656			398,782	398,782
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes			112,170	112,170			(8,483)	(8,483)
Income (loss) from continuing operations before income taxes				$245,060				$373,181
Capital expenditures	$318,900	$279,488	$15,790	$614,178	$427,398	$213,259	$17,583	$658,240

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $17.6 million and $10.3 million for the nine months ended September 30, 2016 and 2015, respectively, and (2) prepaid lease purchase price adjustments of $16.0 million and $15.4 million for the nine months ended September 30, 2016 and 2015, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $57.7 million and $39.0 million for the nine months ended September 30, 2016 and 2015, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

12.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$357,094	$364,147
Income taxes paid	11,740	23,865
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	1,390	(5,399)
Purchase of property and equipment under capital leases and installment purchases	40,295	41,331
Installment payment receivable for sale of CCAL (see note 3)	—	117,384

13.	Subsequent Events
Convertible Preferred Stock Conversion
In October and November 2016, all of the approximately 9.8 million shares of the Company's previously outstanding Convertible Preferred Stock converted to approximately 11.6 million shares of the Company's common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.188 common shares per each share of Convertible Preferred Stock.
Common Stock Dividend
On October 18, 2016, the Company declared a quarterly common stock cash dividend of $0.95 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on December 30, 2016, to common stockholders of record as of December 16, 2016.
Proposed FiberNet Acquisition
On November 1, 2016, the Company announced that it has entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("Proposed FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas. The Company expects to finance the Proposed FiberNet Acquisition using one or more liquidity sources, which may include cash on hand, undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities. The Company expects the Proposed FiberNet Acquisition to close in the first half of 2017.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure that is geographically dispersed throughout the U.S., and which consists of approximately (1) 40,000 towers and (2) small cells supported by 17,000 miles of fiber. Our towers have a significant presence in the top 100 BTAs, and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 82% of our third quarter 2016 consolidated net revenues. Our towers operating segment and small cells operating segment accounted for 87% and 13% of our third quarter 2016 site rental revenues, respectively. See note 11 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments." The vast majority of our site rental revenues is of a recurring nature and was contracted for in a prior year.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2016.

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

◦	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $19 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 88% of our site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our tower site rental gross margin and more than 75% of our tower site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent over one-third of our tower site rental gross margin.

•	Controlled cost structure on our wireless infrastructure leading to high incremental margins

◦	At current leasing activity levels, operating costs tend to increase at approximately the rate of inflation.

◦	As leasing volume increases, our operating costs tend to increase commensurate with this growth, delivering meaningful incremental margins.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	81% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
During 2016, we completed several debt transactions resulting in lowering our average cost of debt, refinancing certain of our debt, and extending certain of our debt maturities. See note 5 to our condensed consolidated financial statements and "Item 2. Liquidity and Capital Resources".

•	In January 2016, we completed a new senior unsecured credit facility and utilized the proceeds to repay the previously outstanding 2012 Credit Facility.

•
In February 2016, we issued 3.4% senior unsecured notes due February 2021 and 4.45% senior unsecured notes due February 2026, in aggregate principal amounts of $600 million and $900 million, respectively.

•	In May 2016, we issued 3.4% senior unsecured notes due February 2021 and 3.7% senior unsecured notes due June 2026, in aggregate principal amounts of $250 million and $750 million, respectively.

•	In September 2016, we issued $700 million aggregate principal amount of 2.25% senior unsecured notes due September 2021.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.3 billion.

◦	We expect to grow our core business of providing access to our wireless infrastructure as a result of contractual escalators and future anticipated additional demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During the first three quarters of 2016, we paid a common stock cash dividend of $0.885 per share, totaling approximately $896.6 million. In October 2016, we increased our quarterly common stock cash dividend, beginning in the fourth quarter of 2016, from an annualized amount of $3.54 per share to an annualized amount of $3.80 per share. As such, we declared a quarterly common stock cash dividend of $0.95 per share in October 2016, which represents an increase of 7% from the quarterly common stock cash dividend declared during each of the first three quarters of 2016. We currently expect our anticipated quarterly dividends to result in aggregate annualized cash payments of at least $1.3 billion during the next 12 months, or an annualized amount of $3.80 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $566.4 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦	See note 13 to our condensed consolidated financial statements for a discussion of our Proposed FiberNet Acquisition.
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
Towers. Our towers segment, which represented 88% of our revenues during the first nine months of 2016, provides access, including space or capacity, to our approximately 40,000 towers geographically dispersed throughout the United States. Our towers have a significant presence in the top 100 BTAs. The towers segment also reflects certain network services relating to our towers, consisting of site development services and installation services.
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
Small cells. Our small cells segment, which represented 12% of our revenues during the first nine months of 2016, provides access, including space or capacity, to our small cell networks designed to facilitate wireless connectivity and supported by 17,000 miles of fiber. To a lesser extent, the small cells segment offers other fiber based solutions, including dark fiber (dedicated fiber strands lit by the customer) and lit fiber (bandwidth provided to the customer using our own optronics).
Our small cell assets include those acquired from NextG Networks, Inc. in 2012 and from Sunesys in 2015 ("Sunesys Acquisition"). Our customers in small cells generally are large wireless carriers, and, to a lesser extent, non-wireless carriers, such as bandwidth-intensive verticals including education, enterprise, and government. See also "Item 1. Business" to our 2015 Form 10-K.

Outlook Highlights
The following are certain highlights of our full year 2016 and 2017 outlook that impact our business fundamentals described above.

•
We expect that our full year 2016 and 2017 site rental revenue growth will benefit from a healthy environment for tenant additions, as large wireless carriers upgrade and enhance their networks to meet the increasing need for wireless connectivity, partially offset by anticipated non-renewals of tenant leases primarily resulting from our customers' decommissioning of the Acquired Networks.

•
We expect capital expenditures for 2016 and 2017 to equal or exceed levels from the respective preceding year. We also expect sustaining capital expenditures to be approximately 2% of net revenues for both full year 2016 and full year 2017.

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
Our operating segments for the third quarter of 2016 consist of (1) towers and (2) small cells. See note 11 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview—Change in Operating Segments" for further discussion of our operating segments.
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).
Highlights of the Company's results of operations for the three months ended September 30, 2016 and 2015 are depicted below.

($ in thousands)	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$709,603	$686,934	+$22,669	3%
Small cells site rental revenues	$102,429	$77,672	+$24,757	32%
Total site rental revenues	$812,032	$764,606	+$47,426	6%
Site rental gross margin:
Towers site rental gross margin(b)	$499,281	$477,878	+$21,403	4%
Small cells site rental gross margin(b)	$64,675	$47,223	+$17,452	37%
Total site rental gross margin	$555,282	$517,606	+$37,676	7%
Network services and other gross margin:
Towers network services and other gross margin(b)	$69,584	$63,264	+$6,320	10%
Small cells network services and other gross margin(b)	$2,811	$4,722	-$1,911	-40%
Total network services and other gross margin	$70,756	$66,642	+$4,114	6%
Segment operating profit:
Towers operating profit(b)	$546,640	$518,148	+$28,492	5%
Small cells operating profit(b)	$53,006	$41,751	+$11,255	27%
Adjusted EBITDA(a)	$564,120	$529,158	+$34,962	7%
Net income attributable to CCIC common stockholders	$87,370	$92,782	-$5,412	-6%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

(b)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Site rental revenues grew $47.4 million, or 6%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This growth was predominately comprised of the factors depicted in the chart below:

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for the third quarter of 2016 were $709.6 million and increased by $22.7 million, or 3%, from $686.9 million during the same period in the prior year. The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small cells site rental revenues for the third quarter of 2016 were $102.4 million and increased by $24.7 million, or 32%, from $77.7 million during the same period in the prior year. The increase in small cells site rental revenues was predominately (1) impacted by the Sunesys Acquisition and (2) due to the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in towers site rental gross margins was related to the previously mentioned 3% increase in towers site rental revenues and relatively fixed costs to operate our towers. The increase in small cells site rental gross margins was predominately related to the previously mentioned 32% increase in small cells site rental revenues.
Towers network services and other gross margin was $69.6 million for the third quarter of 2016 and increased by $6.3 million, or 10%, from $63.3 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.General and administrative expenses for the third quarter of 2016 were $89.9 million and increased by $13.2 million, or approximately 17%, from $76.7 million during the same period in the prior year.
General and administrative expenses are inclusive of stock-based compensation charges, which increased $4.9 million from the third quarter of 2015 to the third quarter of 2016. The increase in general and administrative expenses was primarily related to the growth in our small cell business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Towers operating profit for the third quarter of 2016 increased by $28.5 million, or 5%, from the same period in the prior year. Towers operating profit was primarily impacted by the growth in our towers site rental revenues and relatively fixed costs to operate our towers.

Small cells operating profit for the third quarter of 2016 increased by $11.3 million, or 27%, from the same period in the prior year. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and due to the leasing of newly constructed small cells.
Adjusted EBITDA increased $35.0 million, or 7%, from the third quarter of 2015 to the third quarter of 2016. Adjusted EBITDA was primarily impacted by the growth in our site rental activities in both towers and small cells, including the Sunesys Acquisition as discussed above.
Depreciation, amortization and accretion was $280.8 million for the third quarter of 2016 and increased by $19.1 million, or 7%, from $261.7 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were $129.9 million for the third quarter of 2016 and remained consistent with the third quarter of 2015. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $10.3 million for the third quarter of 2016. See note 5 to our condensed consolidated financial statements.
For the third quarter of 2016 and 2015, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2015 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $87.4 million during the third quarter of 2016 compared to income of $92.8 million during the third quarter of 2015.
Highlights of the Company's results of operations for the nine months ended September 30, 2016 and 2015 are depicted below.

($ in thousands)	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,118,159	$2,040,147	+$78,012	4%
Small cells site rental revenues	$297,767	$192,930	+$104,837	54%
Total site rental revenues	$2,415,926	$2,233,077	+$182,849	8%
Site rental gross margin:
Towers site rental gross margin(b)	$1,492,828	$1,419,421	+$73,407	5%
Small cells site rental gross margin(b)	$188,365	$119,112	+$69,253	58%
Total site rental gross margin	$1,653,703	$1,516,833	+$136,870	9%
Network services and other gross margin:
Towers network services and other gross margin(b)	$184,736	$216,519	-$31,783	-15%
Small cells network services and other gross margin(b)	$8,189	$9,221	-$1,032	-11%
Total network services and other gross margin	$186,817	$221,761	-$34,944	-16%
Segment operating profit:
Towers operating profit(b)	$1,609,235	$1,567,695	+$41,540	3%
Small cells operating profit(b)	$150,834	$102,669	+$48,165	47%
Adjusted EBITDA(a)	$1,652,908	$1,579,383	+$73,525	5%
Net income attributable to CCIC common stockholders	$199,272	$1,346,935	-$1,147,663	-85%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

(b)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Site rental revenues grew $182.8 million, or 8%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This growth was predominately comprised of the factors depicted in the chart below:

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for the first nine months of 2016 were $2.1 billion and increased by $78.0 million, or 4%, from $2.0 billion during the same period in the prior year. The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small cells site rental revenues for the first nine months of 2016 were $297.8 million and increased by $104.9 million, or 54%, from $192.9 million during the same period in the prior year. The increase in small cells site rental revenue was predominately (1) impacted by the Sunesys Acquisition and (2) due to the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in towers site rental gross margins was related to the previously mentioned 4% increase in towers site rental revenues and relatively fixed costs to operate our towers. The increase in small cells site rental gross margins was predominately related to the previously mentioned 54% increase in small cells site rental revenues.
Towers network services and other gross margin was $184.7 million for the first nine months of 2016 and decreased by $31.8 million, or 15%, from $216.5 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.General and administrative expenses for the first nine months of 2016 were $278.9 million and increased by $55.0 million, or approximately 25%, from $223.9 million during the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges, which increased $18.7 million from the first nine months of 2015 to the first nine months of 2016. The increase in general and administrative expenses was primarily related to the growth in our small cell business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Towers operating profit for the first nine months of 2016 increased by $41.5 million, or 3%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities, and partially offset by the aforementioned decrease in towers network services and other gross margin.
Small cells operating profit for the first nine months of 2016 increased by $48.2 million, or 47%, from the same period in the prior year. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and due to the leasing of newly constructed small cells.

Adjusted EBITDA increased $73.5 million, or 5%, from the first nine months of 2015 to the first nine months of 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both towers and small cells, including the Sunesys Acquisition as discussed above and (2) negatively impacted by a decrease in our network services and other activities.
Depreciation, amortization and accretion was $834.7 million for the first nine months of 2016 and increased by $68.1 million, or 9%, from $766.6 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were $385.7 million for the first nine months of 2016 and decreased $13.1 million, or 3%, from $398.8 million during the first nine months of 2015, predominately as a result of a $18.7 million decrease in the amortization of interest rate swaps. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $52.3 million for the first nine months of 2016. See note 5 to our condensed consolidated financial statements.
For the first nine months of 2016 and 2015, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2015 Form 10-K.
During the first nine months of 2015, we recorded gains on our sale of CCAL, net of tax, of $1.0 billion. See our 2015 Form 10-K for further discussion surrounding our sale of CCAL, which occurred in May 2015 and was treated as discontinued operations.
Net income (loss) attributable to CCIC stockholders was income of $232.3 million compared to income of $1.4 billion during the first nine months of 2015. The decrease in net income was predominately due to the aforementioned gains recorded on the sale of CCAL during 2015.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. Based on the growth in small cell activity, we expect to increase our capital spending on the construction of small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities.
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

Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2016. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2016
(In thousands of dollars)
Cash and cash equivalents(a)	$156,219
Undrawn 2016 Revolver availability(b)	2,079,110
Total debt and other long-term obligations	12,592,958
Total equity	6,753,717

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2015 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $101.4 million (principal payments), (2) common stock dividend payments expected to be at least $3.80 per share, or an aggregate of at least $1.3 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), and (3) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of September 30, 2016 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2016	2015	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) continuing operations:
Operating activities	$1,304,715	$1,290,876	$13,839
Investing activities	(1,139,583)	(1,688,645)	549,062
Financing activities	(300,552)	(699,989)	399,437
Net increase (decrease) in cash and cash equivalents from continuing operations	(135,420)	(1,097,758)	962,338
Net increase (decrease) in cash and cash equivalents from discontinued operations	113,150	1,107,936	(994,786)
Effect of exchange rate changes on cash	(321)	(1,682)	1,361
Net increase (decrease) in cash and cash equivalents	$(22,591)	$8,496	$(31,087)
Operating Activities
Net cash provided by operating activities from continuing operations for the first nine months of 2016 increased 1% compared to the first nine months of 2015, as net growth in our business was partially offset by changes in working capital. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

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

Capital expenditures for the nine months ended September 30, 2016 and 2015 were as follows:
Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of improvements to existing towers. We expect to invest in discretionary capital expenditures over the next 12 months at levels equal to or greater than current levels, and we expect increases in the construction of small cell networks.
Sale of CCAL. See note 3 to our condensed consolidated financial statements for a discussion of our May 2015 sale of CCAL, our previously 77.6% owned Australian subsidiary, including a discussion of the January 2016 receipt of the installment payment from the Buyer, which was classified within discontinued operations on the condensed consolidated statement of cash flows.

Acquisitions. See note 4 to our condensed consolidated financial statements for a discussion of our TDC Acquisition, which closed in April 2016. See note 13 to our condensed consolidated financial statements for a discussion of our Proposed FiberNet Acquisition.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of at least $1.3 billion during the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
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
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of October 28, 2016, there was $365 million outstanding and $2.1 billion in undrawn availability under our 2016 Revolver. See also note 5 to our condensed consolidated financial statements.
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
In September 2016, we issued $700.0 million aggregate principal amount of 2.25% senior notes with a final maturity date of September 2021. We utilized the proceeds (1) to repay in full the 2.381% Secured Notes issued by certain of our subsidiaries and (2) to repay a portion of outstanding borrowings under the 2016 Revolver.
Common Stock Activity. As of September 30, 2016 and December 31, 2015, we had 337.6 million and 333.8 million common shares outstanding, respectively. See note 10 to our condensed consolidated financial statements for further discussion of the common stock dividends. See below for a discussion of the conversion of Convertible Preferred Stock into common stock during October and November 2016.
ATM Program. In August 2015, we established an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the nine months ended September 30, 2016, 3.8 million shares of common stock were sold under the ATM Program generating net proceeds of $323.8 million. See note 10 to our condensed consolidated financial statements. The net proceeds from the sales under the ATM Program were used, in part, to fund the TDC Acquisition. See note 4 to our condensed consolidated financial statements.
Convertible Preferred Stock Activity. As of September 30, 2016 and December 31, 2015, we had approximately 9.8 million shares of preferred stock outstanding. During October and November 2016, our approximately 9.8 million shares of Convertible Preferred Stock converted to approximately 11.6 million shares of our common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.188 common shares for each share previously outstanding of Convertible Preferred Stock. See note 10 and 13 to our condensed consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2016 and the October and November 2016 conversion of the Convertible Preferred Stock to common stock.
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

	Three Months Ended September 30,
	2016	2015
Net income (loss)	$98,366	$103,779
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	522
Asset write-down charges	8,339	7,477
Acquisition and integration costs	2,680	7,608
Depreciation, amortization and accretion	280,824	261,662
Amortization of prepaid lease purchase price adjustments	5,429	5,143
Interest expense and amortization of deferred financing costs	129,916	129,877
Gains (losses) on retirement of long-term obligations	10,274	—
Interest income	(175)	(789)
Other income (expense)	832	1,214
Benefit (provision) for income taxes	5,041	(3,801)
Stock-based compensation expense	22,594	16,466
Adjusted EBITDA	$564,120	$529,158

	Nine Months Ended September 30,
	2016	2015
Net income (loss)	$232,263	$1,383,269
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	(1,000,708)
Asset write-down charges	28,251	19,652
Acquisition and integration costs	11,459	12,001
Depreciation, amortization and accretion	834,725	766,621
Amortization of prepaid lease purchase price adjustments	16,000	15,387
Interest expense and amortization of deferred financing costs	385,656	398,782
Gains (losses) on retirement of long-term obligations	52,291	4,157
Interest income	(454)	(1,170)
Other income (expense)	4,623	(58,510)
Benefit (provision) for income taxes	12,797	(9,380)
Stock-based compensation expense	75,297	49,282
Adjusted EBITDA	$1,652,908	$1,579,383

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

•
we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results; and

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations.
Our management uses Adjusted EBITDA:

•	as a performance goal in employee annual incentive compensation;

•
as a measurement of financial performance because it assists us in comparing our financial performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our board of directors to enable it to have the same measurement of financial performance used by management;

•	for planning purposes, including preparation of our annual operating budget;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio and interest coverage ratio; and

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($12.6 billion outstanding at September 30, 2016 and $12.1 billion at December 31, 2015);

•
our $2.4 billion and $4.0 billion of floating rate debt at September 30, 2016 and December 31, 2015, respectively, which represented approximately 19% and 33% of our total debt, as of September 30, 2016 and as of December 31, 2015, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2016, we had $2.4 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2016. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and our 2015 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$12,554	$51,049	$47,364	$38,883	$27,640	$10,125,120	$10,302,610	$11,158,214
Average interest rate(b)(c)(d)	4.4%	4.4%	4.6%	4.7%	4.9%	6.0%	6.0%
Variable rate(e)	$12,500	$50,000	$87,500	$100,000	$175,000	$1,960,000	$2,385,000	$2,365,250
Average interest rate(b)	2.0%	2.2%	2.3%	2.5%	2.6%	2.7%	2.7%

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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2016	1	$97.03	—	—
August 1 - August 31, 2016	1	95.88	—	—
September 1 - September 30, 2016	1	90.46	—	—
Total	3	$92.53	—	—
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

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 1, 2016	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2016	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(b)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(c)	4.1
Sixth Supplemental Indenture dated September 1, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(d)	10.1	Amendment to 2013 Long Term Incentive Plan, as amended

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on September 1, 2016.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended June 30, 2016.