Form 10-K
period 2016-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2017-02-22
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $34.1 billion as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $101.43 per share.
Applicable Only to Corporate Registrants
As of February 15, 2017 there were 360,538,298 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2017 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), and (9) our dividend policy, and the timing, amount, growth or tax characterization of any dividends.

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
PART I

Item 1.     Business
Overview
We own, operate and lease shared wireless infrastructure that is geographically dispersed throughout the United States and Puerto Rico ("U.S."), including (1) approximately 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) approximately 26,500 route miles of fiber (after giving effect to the FiberNet Acquisition, as defined below) primarily supporting small cell networks (collectively, "small cells," and together with towers, "wireless infrastructure"). Our core business is providing access, including space or capacity, to our shared wireless infrastructure via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). We seek to increase our site rental revenues by adding more tenants on our shared wireless infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs.
Below is certain information concerning our business as of December 31, 2016:

•
We owned, leased or managed approximately 40,000 towers and 26,500 route miles of fiber (after giving effect to the FiberNet Acquisition, as defined in "Item 1. Business—2016 Industry Highlights and Company Developments—FiberNet Acquisition") in the U.S.

•
During the first quarter of 2016, we changed our operating segments to consist of towers and small cells. Our towers operating segment and small cells operating segment accounted for 88% and 12% of our 2016 site rental revenues, respectively. See "Item 7. MD&A—Change in Operating Segments" and note 16 to our consolidated financial statements.

•	Approximately 56% and 71% of our towers were located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers had a significant presence in each of the top 100 BTAs.

•
Our small cells were (1) typically located outdoors and (2) often attached to public right-of-way infrastructure, including utility poles or street lights. Additionally, the majority of our fiber assets were located in major metropolitan areas.

•
We owned, including fee interests and perpetual easements, land and other property interests (collectively, "land") on which approximately one-third of our towers site rental gross margin is derived, and we leased, subleased, managed or licensed (collectively, "leased") the land interests on which approximately two-thirds of our towers site rental gross margin is derived.

•	The leases for the land interests under our towers had an average remaining life in excess of 30 years (including renewal terms at our option), weighted based on towers site rental gross margin.

•	We operated as a REIT for U.S. federal income tax purposes. See "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status" and note 11 to our consolidated financial statements.
Certain information concerning our customers and site rental leases as of and for the year ended December 31, 2016 is as follows:

•	Our customers include AT&T, T-Mobile, Verizon Wireless and Sprint, which collectively accounted for 90% of our 2016 site rental revenues.

•	Site rental revenues represented 82% of our 2016 consolidated net revenues and site rental gross margin represented 89% of our 2016 consolidated gross margin.

•	The vast majority of our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues typically result from long-term leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately six years and represent $19 billion of expected future cash inflows.
As part of our effort to provide comprehensive wireless infrastructure solutions, we also offer certain network services relating to our wireless infrastructure, consisting of (1) site development services relating to existing or new tenant equipment installations on our wireless infrastructure, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").

Strategy
Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of wireless infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our wireless infrastructure. We seek to maximize our site rental cash flows by working with our customers to provide them quick access to our wireless infrastructure and entering into associated long-term leases. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our customers to expand coverage and capacity in order to meet increasing demand for wireless connectivity, while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our customers' growing connectivity needs through our shared wireless infrastructure model, which is an efficient and cost effective way to serve our customers. We also believe that there will be considerable future demand for our wireless infrastructure based on the location of our wireless infrastructure and the rapid growth in wireless connectivity, which will lead to future growth in the wireless industry.

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
2016 Industry Highlights and Company Developments
See "Item 1. Business—Overview," "Item 1. Business—The Company," "Item 7. MD&A" and our consolidated financial statements for a discussion of certain recent developments and activities, including (1) the increase in our quarterly common stock dividend, (2) our recent debt and equity financing activities, and (3) our change in operating segments during 2016.
FiberNet Acquisition. On November 1, 2016, we announced a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that owns or has rights to approximately 11,500 route miles of fiber installed and under construction, inclusive of approximately 6,000 route miles in top metro markets. We believe that the FiberNet assets will further support the demand for our wireless infrastructure. On January 17, 2017, we closed on the FiberNet Acquisition, which was financed using proceeds from our November 2016 common stock offering ("November 2016 Equity Offering") and borrowings under our revolving credit facility ("2016 Revolver").
REIT Status. We commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We also may be subject to certain federal, state, local, and foreign taxes on our income or assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to our taxable REIT subsidiaries ("TRSs"), (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes and (7) transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
In August 2014, we received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of our small cells business and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. During the fourth quarter of 2015, we completed the necessary steps to include our small cells that were previously included in one or more wholly-owned TRSs in the REIT effective January 2016.
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
Industry Update. During 2016, consumer demand for wireless connectivity continued to grow due to increases in wireless data consumption and increased penetration of bandwidth intensive devices. This growth in wireless consumption is driven by the increased usage of wireless applications, including (1) mobile entertainment (such as mobile video, mobile applications, and social networking), (2) mobile internet usage (such as email and web browsing) and (3) machine-to-machine applications (also known as "the Internet of Things"). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets and other emerging devices.
We expect the following anticipated factors to contribute to potential demand for our wireless infrastructure:

•
Consumers' growing wireless consumption likely resulting in major wireless carriers continuing to upgrade and enhance their networks, including through the use of both towers and small cells, in an effort to improve network quality and capacity and customer retention or satisfaction;

•
Prior and future potential spectrum auctioned, licensed or made available by the Federal Communications Commission ("FCC") enabling additional wireless carrier network development (such as FirstNet); and

•
Next generation technologies and new uses for wireless communications may potentially result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of the Internet of Things (such as connected cars).

The Company
Virtually all of our operations are located in the U.S. Our operating segments consist of towers and small cells. For more information about our operating segments, see note 16 to our consolidated financial statements and "Item 7. MD&A—Change in Operating Segments."
Our core business is providing access, including space or capacity, to our shared wireless infrastructure in the U.S, which predominately consists of towers and small cells. We predominately provide access to wireless carriers under long-term leases for their antennas which transmit a variety of signals related to wireless connectivity. We believe our wireless infrastructure is integral to our customers' networks and their ability to serve their customers. See "Item 1. Business—Strategy."
We believe towers are the most efficient and cost-effective solution for wireless carrier network deployments. We acquired ownership interests or exclusive rights to the majority of our towers from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition"), which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless during 1999 and 2000, and (5) companies now part of AT&T during 1999 and 2000.
More recently, wireless carriers have been utilizing small cell networks to augment the capacity provided by towers and add capacity to their networks. Our small cells are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights. We also offer fiber based solutions to businesses with high bandwidth demands, such as enterprise, government, education and wholesale customers.

Our small cells assets include those acquired from (1) NextG Networks, Inc. in 2012 ("NextG Acquisition"), (2) the Sunesys Acquisition in 2015 ("Sunesys Acquisition"), and (3) the FiberNet Acquisition in January 2017.
We generally receive monthly rental payments from our towers and small cells tenants, payable under long-term leases. We have existing master lease agreements with most wireless carriers, including AT&T, T-Mobile, Verizon Wireless and Sprint; such agreements provide certain terms (including economic terms) that govern leases on our wireless infrastructure entered into by such carriers during the term of their master lease agreements. We generally negotiate initial contract terms of five to 15 years, with multiple renewal periods at the option of the tenant of five to ten years each, and our leases typically include fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often contain fixed escalation rates.
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
The average monthly rental payment of a new tenant added to wireless infrastructure can vary based on (1) aggregate tenant volume, (2) the different regions in the U.S., or (3) the physical size, weight and shape of the antenna installation or related equipment. With respect to our small cells, the amount of the monthly payments can also be influenced by the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strands, (3) equipment at the site, or (4) any upfront payments received. We also routinely receive rental payment increases in connection with lease amendments, pursuant to which our tenants add additional antennas or other equipment to wireless infrastructure on which they already have equipment pursuant to preexisting leases.
Approximately two-thirds of our direct site operating expenses consist of lease expenses, and the remainder includes property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. The addition of new tenants is achieved at a low incremental operating cost, delivering high incremental returns to our business. Our wireless infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, and are typically approximately 2% of net revenues. See note 15 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
As part of our effort to provide comprehensive wireless infrastructure solutions, we also offer certain network services relating to our wireless infrastructure, predominately consisting of (1) site development services and (2) installation services. The vast majority of our network service and other revenues relate to our towers segment. For 2016, approximately 60% of our network services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our network service and other revenues by capitalizing on increased volumes that may result from carrier network upgrades, promoting site development services, expanding the scope of our services, and focusing on customer service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our customers. We do not always provide the installation services or site development services for our customers on our wireless infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Customers. Our towers customers are primarily comprised of large wireless carriers that operate national networks, from whom we derive the vast majority of our towers segment revenues.
Our small cells customers are generally large wireless carriers and businesses with high bandwidth demands, such as enterprise, government, education and wholesale customers.
Our four largest customers for both towers and small cells are AT&T, T-Mobile, Verizon Wireless and Sprint. Collectively, these four customers accounted for 90% of our 2016 site rental revenues. See "Item 1A. Risk Factors" and note 16 to our consolidated financial statements.
Sales and Marketing. Our sales organization markets both our towers and small cells with the objective of providing access to existing wireless infrastructure or to new wireless infrastructure prior to construction. We seek to become the critical partner and preferred independent wireless infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) existing wireless infrastructure footprint, (2) customer relationships, (3) process-centric approach, (4) technological tools and (5) construction capabilities and expertise.
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
Competition. We face competition for site rental tenants from various sources, including (1) other independent wireless infrastructure owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber or small cells, or (2) new alternative deployment methods in the wireless industry.
Some of the larger companies with which we compete for towers business include American Tower Corporation and SBA Communications Corporation. Some of the larger companies with which we compete for small cells business include other owners of fiber, as well as new entrants into small cells. We believe that location, deployment speed, quality of service, capacity and price have been and will continue to be the most significant competitive factors affecting the leasing of wireless infrastructure. See "Item 1A. Risk Factors."
Competitors to our network services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, or our customers' internal staff. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company's experience, track record, local reputation, price, or time for completion of a project.
Employees
At January 31, 2017, we employed approximately 3,200 people. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
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
Certain of our small cells related subsidiaries hold authorizations to provide intrastate telecommunication services as competitive local exchange carriers ("CLEC") in numerous states and to provide domestic interstate telecommunication services as authorized by the FCC. These small cells subsidiaries are primarily regulated by state public service commissions. CLEC status, in certain cases, helps promote access to public rights-of-way, which is beneficial to the deployment of our small cells on a timely basis. Status as a CLEC often allows us to deploy our small cells in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower sites or traditional wireless rooftop sites. See "Item 1A. Risk Factors."
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
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. We also hold a nationwide FCC license relating to the 1670-1675 MHz spectrum ("Spectrum"), which we have leased to a third party through 2023, subject to the lessee's option to purchase the Spectrum.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Risks Relating to Our Business
Our business depends on the demand for our wireless infrastructure, driven primarily by demand for wireless connectivity, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of carrier network investment may materially and adversely affect our business (including reducing demand for tenant additions or network services).
Demand for our wireless infrastructure from our customers depends on the demand for wireless connectivity from their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:

•	consumer demand for wireless connectivity;

•	availability or capacity of our wireless infrastructure or associated land interests;

•	location of our wireless infrastructure;

•	financial condition of our customers, including their profitability and availability or cost of capital;

•	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations by and among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;

•	cost of constructing wireless infrastructure;

•	our market competition;

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
For 2016, our site rental revenues by customer were as follows:
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
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. During 2017, we expect site rental revenues to be impacted by non-renewals of $50 million to $60 million as a result of the decommissioning of the Acquired Networks. The Acquired Networks represented approximately 9% of our net revenues for the year ended December 31, 2016. We currently expect potential non-renewals from the decommissioning of the Acquired Networks to be approximately 60% of current run-rate site rental revenues related to the Acquired Networks, with the majority of such non-renewals to occur through the end of 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to tenant agreements without consideration of tenant renewal options.
The business model for small cells contains certain differences from our traditional site rental business, resulting in different operational risks. If we do not successfully operate that business model or identify or manage those operational risks, such operations may produce results that are less than anticipated.
The business model for our small cells operations contains certain differences from our traditional towers operations, including differences relating to customer contract terms, landlord demographics, ownership of certain network assets, operational oversight requirements (including requirements for service level agreements regarding network performance and maintenance), growth rates, and applicable laws. While our small cells operations have certain risks that are similar to our towers operations, they also have certain operational risks that are different from our traditional site rental business, including the (1) use of competitive local exchange carrier, which we refer to as CLEC status, (2) use of public rights-of-ways and franchise agreements, (3) use of poles owned solely by, or jointly with, third parties, (4) risks relating to overbuilding, (5) risks relating to construction management, (6) risks relating to network data security or (7) potential damage to our overall reputation as a wireless infrastructure provider. We cannot be certain that we will be successful in maintaining right-of-way agreements, obtaining future agreements on acceptable terms, or that our CLEC status will be recognized. In addition, the rate at which wireless carriers adopt or prioritize small cells may be lower or slower than we anticipate or may cease to exist altogether. Our small cells operations will also expose us to different safety or liability risks or hazards than our traditional site rental business as a result of numerous factors, including the location or nature of the assets involved. There may be risks and challenges associated with small cells being comparatively new technologies and continuing to evolve, and there may be other risks related to small cells of which we are not yet aware.
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

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be adversely impacted by changes in interest rates;

•	we may be adversely impacted by changes to credit ratings related to our debt instruments;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations;

•	we may be limited in our ability to take advantage of strategic business opportunities, including wireless infrastructure development or mergers and acquisitions; or

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
We have a substantial amount of indebtedness (approximately $13.2 billion as of February 15, 2017), which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing, including any refinancing of the obligations described above or on our ability to draw the full amount of our $2.5 billion 2016 Revolver, that, as of February 15, 2017, has $2.4 billion of undrawn availability.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. In August 2015, we established an "at-the-market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. As of February 15, 2017, we had approximately $173 million of gross sales of common stock remaining on our ATM Program. See note 12 to our consolidated financial statements. As of February 15, 2017, we had 361 million shares of common stock outstanding.
We have reserved 12.0 million shares of common stock for issuance in connection with awards granted under our various stock compensation plans.
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
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins, or maintain or increase our market share. We face competition for site rental tenants and associated rental rates from various sources, including (1) other independent wireless infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods in the wireless industry.
Our small cell operations may have different competitors than our traditional site rental business, including other owners of fiber, as well as new entrants into small cells, some of which may have larger networks or greater financial resources than we have.
New technologies may reduce demand for our wireless infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our wireless infrastructure. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated or expected on wireless infrastructure had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Any significant reduction in demand for our wireless infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions (such as the FiberNet Acquisition), increased product offerings (such as small cells and fiber), or other strategic growth opportunities. In the ordinary course of our business, we review, analyze, and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	divert the time or attention of management away from other business operations, including as a result of post-transaction integration activities;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business;

•	not result in the benefits management had expected to realize from such expansion and development activities;

•	impact our cost structure and result in the need to hire additional employees;

•
increase demands on current employees or result in current or prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers or other employees; or

•	result in the need for additional TRSs that are subject to federal and state corporate income taxes.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
The property interests on which our wireless infrastructure resides, including the land interests under our towers, consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to purchasing wireless infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 11% of our towers site rental gross margins for the year ended December 31, 2016 was derived from towers where the leases for the interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the property interests on which our wireless infrastructure resides, our business may be adversely affected.
As of December 31, 2016, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2016 is as follows:

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
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business is generally driven by demand for our wireless infrastructure and may be adversely impacted by various factors, including:

•	competition;

•	the timing, mix and amount of customer network investments;

•	the rate and volume of customer deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; or

•	changes in the size, scope, or volume of work performed.
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
A variety of federal, state, local, and foreign laws and regulations apply to our business, including those discussed in "Item 1. Business." Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including federal, state, or local tax laws, will not adversely affect our business (including our REIT status), increase delays or result in additional costs. These factors may have a material adverse effect on us.
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
We may be vulnerable to security breaches that could adversely affect our operations, business, and reputation.
Despite existing security measures, certain of our wireless infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our customers, (2) our inability to meet expected levels of service, or (3) data transmitted over our customers' networks being compromised. We cannot guarantee that our security measures will not be circumvented, resulting in customer network failures or interruptions that could impact our customers' network availability and have a material adverse effect on our business, financial condition, or operational results. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
Risks Relating to Our REIT Status
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
During each of the first three quarters of 2016, we paid a quarterly common stock dividend of $0.885 per share, totaling approximately $896.6 million. In October 2016, we increased our quarterly dividend, beginning in the fourth quarter of 2016, from an annual amount of $3.54 per share to an annual amount of $3.80 per share. As such, we declared a quarterly dividend of $0.95 per share in October 2016, which represented an increase of 7% from the quarterly dividend declared during each of the first three quarters of 2016. We currently expect such dividends to result in aggregate annual cash payments of approximately $1.3 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also

"Item 7. MD&A—General Overview—Common Stock Dividend" and "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status."
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
We operate as a REIT for U.S. federal tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our common stockholders.
While we intend to operate so that we remain qualified as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, the possibility of future changes in our circumstances, and the potential impact of future changes to laws and regulations impacting REITs, no assurance can be given that we will qualify as a REIT for any particular year.
Certain government officials, including members of the U.S. Congress and executive branch, have called for substantial changes to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, that these changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business, including our REIT status.
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
In order for us to continue to satisfy the requirements for REIT qualification, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer “individuals” (as defined in the Code to include certain entities such as private foundations) during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). In order to facilitate compliance with the REIT rules, our Charter includes provisions that implement REIT-related ownership limitations and transfer restrictions that generally prohibit any person (as defined in our Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Code, more than 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock. In addition, our Charter provides for certain other ownership limitations and transfer restrictions. Under applicable constructive ownership rules, any shares of capital stock owned by certain affiliated owners generally would be added together for purposes of the ownership limitations. These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for our capital stock or otherwise might be in the best interest of our stockholders.

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
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 31, 2016 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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
Wireless Infrastructure
We own, lease or manage approximately 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. In addition, our customers' wireless equipment may also be placed on building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters, and where applicable, guy-wires to stabilize the structure.
Additionally, we own or lease approximately 26,500 route miles of fiber (after giving effect to the FiberNet Acquisition) primarily supporting our small cell networks designed to facilitate wireless connectivity. The majority of our fiber assets are located in major metropolitan areas. Our small cells are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio including our land interests and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land interests which we do not own and on which our towers are located as of December 31, 2016.
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
Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications. Additionally, if so inclined as a result of a customer request for a tenant addition, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions.

As of December 31, 2016, the average number of tenants (defined as a unique license or any related amendments thereto for count purposes) per tower is approximately 2.2 on our towers. The following chart sets forth the number of existing tenants per tower as of December 31, 2016 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

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

	High (a)	Low (a)
2016:
First Quarter	$88.46	$75.71
Second Quarter	101.44	85.59
Third Quarter	102.82	89.82
Fourth Quarter	95.84	79.38
2015:
First Quarter	$89.44	$78.57
Second Quarter	87.46	80.11
Third Quarter	86.56	75.78
Fourth Quarter	88.18	78.28

(a)	Prices per share reflect the high and low sale prices per share, unadjusted for common stock dividends declared and paid. See notes 12 and 19 to our consolidated financial statements.
As of February 15, 2017, there were approximately 190 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. See also "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status," and notes 11 and 12 to our consolidated financial statements.
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
In aggregate, we paid approximately $1.2 billion in common stock dividends in 2016. During each of the first three quarters of 2016, we paid a quarterly common stock dividend of $0.885 per share, totaling approximately $896.6 million. In October 2016, we increased our quarterly dividend, beginning in the fourth quarter of 2016, from an annual amount of $3.54 per share to an annual amount of $3.80 per share. As such, we declared a quarterly dividend of $0.95 per share in October 2016, which represented an increase of 7% from the quarterly dividend declared during each of the first three quarters of 2016. We currently expect such dividends to result in aggregate cash payments of at least $1.3 billion during the next 12 months.
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

Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information with respect to purchase of our equity securities during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2016	—	$—	—	—
November 1 - November 30, 2016	2	87.56	—	—
December 1 - December 31, 2016	—	—	—	—
Total	2	$87.56	—	—
We paid $0.2 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2011 and ending December 31, 2016. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2011	2012	2013	2014	2015	2016
Crown Castle International Corp.	100.00	161.07	163.91	180.05	205.86	215.16
S&P 500 Market Index	100.00	116.00	153.57	174.60	177.01	198.18
DJ US Telecommunications Equipment Index	100.00	109.75	133.28	153.54	136.95	163.17
FTSE NAREIT All Equity REITs Index	100.00	119.80	123.22	157.75	163.62	176.03
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2016, and as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements. CCAL is presented on a discontinued operations basis for all periods presented. See note 3 to our consolidated financial statements regarding our sale of CCAL in 2015.

	Years Ended December 31,
	2016	(a)	2015	(a)	2014	(a)	2013	(a)	2012
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$3,233,307		$3,018,413		$2,866,613		$2,371,380		$2,001,049
Network services and other	687,918		645,438		672,143		494,371		285,287
Net revenues	3,921,225		3,663,851		3,538,756		2,865,751		2,286,336
Operating expenses:
Costs of operations(b):
Site rental	1,023,350		963,869		906,152		686,873		503,661
Network services and other	417,171		357,557		400,454		304,144		173,762
Total costs of operations	1,440,521		1,321,426		1,306,606		991,017		677,423
General and administrative	371,031		310,921		257,296		213,519		184,911
Asset write-down charges	34,453		33,468		14,246		13,595		15,226
Acquisition and integration costs	17,453		15,678		34,145		25,574		18,216
Depreciation, amortization and accretion	1,108,551		1,036,178		985,781		741,342		591,428
Operating income (loss)	949,216		946,180		940,682		880,704		799,132
Interest expense and amortization of deferred financing costs	(515,032)		(527,128)		(573,291)		(589,630)		(601,031)
Gains (losses) on retirement of long-term obligations	(52,291)		(4,157)		(44,629)		(37,127)		(131,974)
Interest income	796		1,906		315		956		4,089
Other income (expense)	(8,835)		57,028		11,993		(3,902)		(5,363)
Income (loss) from continuing operations before income taxes	373,854		473,829		335,070		251,001		64,853
Benefit (provision) for income taxes(c)	(16,881)		51,457		11,244		(191,000)		60,144
Income (loss) from continuing operations	356,973		525,286		346,314		60,001		124,997
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—		19,690		52,460		33,900		75,891
Net gain (loss) from disposal of discontinued operations, net of tax	—		979,359		—		—		—
Income (loss) from discontinued operations, net of tax	—		999,049		52,460		33,900		75,891
Net income (loss)	356,973		1,524,335		398,774		93,901		200,888
Less: Net income (loss) attributable to the noncontrolling interest	—		3,343		8,261		3,790		12,304
Net income (loss) attributable to CCIC stockholders	356,973		1,520,992		390,513		90,111		188,584
Dividends on preferred stock and losses on purchases of preferred stock	(32,991)		(43,988)		(43,988)		(11,363)		(2,629)
Net income (loss) attributable to CCIC common stockholders	$323,982		$1,477,004		$346,525		$78,748		$185,955
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - basic(d)	$0.95		$1.45		$0.91		$0.16		$0.42
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - diluted(d)	$0.95		$1.44		$0.91		$0.16		$0.42
Weighted-average common shares outstanding (in thousands):
Basic(d)(f)	340,349		333,002		332,302		298,083		289,285
Diluted(d)(f)	340,879		334,062		333,265		299,293		291,270

Dividends/distributions declared per share	$3.61		$3.35		$1.87		$—		$—

	Years Ended December 31,
	2016	(a)	2015	(a)	2014	(a)	2013	(a)	2012
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$1,782,264		$1,794,025		$1,600,197		$1,171,059		$710,984
Net cash provided by (used for) investing activities	(1,410,232)		(1,959,734)		(1,216,709)		(5,459,285)		(4,152,200)
Net cash provided by (used for) financing activities	(96,292)		(935,476)		(462,987)		4,063,133		3,786,803
Ratio of earnings to fixed charges(e)	1.5		1.6		1.4		1.3		1.1
Balance Sheet Data (at period end):
Cash and cash equivalents	$567,599		$178,810		$151,312		$200,526		$405,682
Property and equipment, net	9,805,315		9,580,057		8,982,783		8,764,031		6,714,481
Total assets	22,675,092		21,936,966		21,026,827		20,466,028		15,963,575
Total debt and other long-term obligations	12,171,142		12,149,959		11,804,412		11,465,620		11,486,108
Total CCIC stockholders' equity(f)	7,557,115		7,089,221		6,716,225		6,926,717		2,938,748

(a)
Inclusive of the impact of acquisitions. See note 4 to our consolidated financial statements for a discussion of our acquisitions during 2014, 2015 and 2016. In addition, during 2013, we acquired rights to approximately 9,100 towers through the AT&T Acquisition, and during 2012, we acquired (1) rights to approximately 7,100 towers through the T-Mobile Acquisition and (2) NextG Networks, Inc., the then largest U.S operator of outdoor DAS.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)	See note 11 to our consolidated financial statements regarding our income taxes, including our REIT status.

(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of unvested restricted stock awards ("RSAs") and unvested restricted stock units ("RSUs"), as determined under the treasury stock method and (2) upon conversion of our 4.50% Mandatory Convertible Preferred Stock, Series A ("Convertible Preferred Stock"), as determined under the if-converted method. See note 2 to our consolidated financial statements.

(e)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges less interest capitalized. Fixed charges consist of interest expense, amortized premiums, discounts and capitalized expenses related to indebtedness, interest capitalized and the interest component of operating lease expense.

(f)
During 2016, we issued shares of our common stock in connection with (1) our ATM Program, which we utilized the proceeds to partially fund the TDC Acquisition, (2) the conversion of our previously outstanding Convertible Preferred Stock to common stock, and (3) our November 2016 Equity Offering, which we utilized to partially fund the FiberNet Acquisition in January 2017. See note 12 to our consolidated financial statements. In October 2013, we issued 41.4 million shares of common stock, which generated net proceeds of $3.0 billion, and approximately 9.8 million shares of Convertible Preferred Stock, which generated net proceeds of $950.9 million, to partially fund the AT&T Acquisition (collectively, "October 2013 Equity Financings").

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared wireless infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our lease agreements, and growth trends in the wireless industry. Site rental revenues represented 82% of our 2016 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the year ended December 31, 2016:

•	We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Election" and note 11 to our consolidated financial statements).

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new customer demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, or (6) the availability of additional spectrum.

◦	New tenants additions are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $19 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 90% of our site rental revenues were derived from AT&T, T-Mobile, Verizon, and Sprint. See also "Item 1A. Risk Factors" and note 16 to our consolidated financial statements.

•	Majority of land interests under our towers under long-term control

◦
Nearly 90% of our towers site rental gross margin and more than 75% of our towers site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent in excess of one-third of our towers site rental gross margin.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	After giving effect to our 2017 Refinancings described below, 81% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.

◦
We completed several transactions that resulted in lowering our average cost of borrowing, including, refinancing certain of our debt and extending certain of our debt maturities. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

•	In January 2016, we completed a new senior unsecured credit facility ("2016 Credit Facility") and utilized the proceeds to repay the previously outstanding 2012 Credit Facility.

•
In February 2016, we issued 3.400% senior unsecured notes due February 2021 and 4.450% senior unsecured notes due February 2026 (collectively, "February 2016 Senior Notes"), in aggregate principal amounts of $600 million and $900 million, respectively.

•
In May 2016, we issued additional 3.400% senior unsecured notes due February 2021 and 3.700% senior unsecured notes due June 2026 (collectively, "May 2016 Senior Notes"), in aggregate principal amounts of $250 million and $750 million, respectively.

•	In September 2016, we issued $700 million aggregate principal amount of 2.250% senior unsecured notes due September 2021 ("September 2016 Senior Notes").

•
In February 2017, we (1) issued $500 million aggregate principal amount of 4.000% senior unsecured notes and utilized the net proceeds to repay a portion of the outstanding borrowings on the 2016 Credit Facility and (2) entered into an amendment to the Credit Facility to incur additional term loans in an aggregate principal amount of $500 million, and extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 21, 2022 (collectively, "2017 Refinancings").

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

◦
During 2016, we paid common stock dividends totaling approximately $1.2 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2016.

•	During 2016, we issued shares of our common stock in connection with the following transactions: (see "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion)

◦	In March 2016, we sold 3.8 million shares under the ATM Program, and we utilized the proceeds to partially fund the TDC Acquisition,

◦	In November 2016, our previously outstanding Convertible Preferred Stock converted to common stock, and

◦	In November 2016, we issued approximately 11.4 million shares, and we utilized proceeds from such offering to partially fund the FiberNet Acquisition in January 2017.

•	Investing capital efficiently to grow long-term dividends per share (see also "Item 1. Business")

◦
Discretionary capital expenditures of $784.1 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure, and land purchases.

◦	See a discussion of the FiberNet Acquisition below.
Change in Operating Segments
During the first quarter of 2016, we changed our operating segments to consist of towers and small cells. This change was a result of growth in small cells from a combination of organic growth, capital expenditures, and acquisitions, as well as the continued progression of the integration of Sunesys, which led to changes in how our chief operating decision maker ("CODM") reviews financial information.
Our operating segment change aligns with how the CODM views and evaluates our operations, including how the CODM allocates capital and assesses segment performance. We have recast our prior period presentation to conform to our current reporting presentation.
Towers. Our towers segment, which represented 88% of our revenues during 2016, provides access, including space or capacity, to our approximately 40,000 towers geographically dispersed throughout the U.S. Our towers have a significant presence in the top 100 BTAs. The towers segment also reflects certain network services relating to our towers, consisting of site development services and installation services.
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
Small cells. Our small cells segment, which represented 12% of our revenues during 2016, provides access, including space or capacity, to our approximately 26,500 route miles of fiber (after giving effect to the FiberNet Acquisition) primarily supporting small cell networks. To a lesser extent, the small cells segment also offers fiber based solutions. Our small cells assets include those acquired from NextG Networks, Inc. in 2012, Sunesys in 2015, and FiberNet in 2017. Our customers in small cells generally are large wireless carriers and businesses with high bandwidth demands, such as enterprise, government, education and wholesale customers. See also "Item 1. Business."

Common Stock Dividend
In aggregate, we paid approximately $1.2 billion in common stock dividends in 2016. During each of the first three quarters of 2016, we paid a quarterly common stock dividend of $0.885 per share, totaling approximately $896.6 million. In October 2016, we increased our quarterly dividend, beginning in the fourth quarter of 2016, from an annual amount of $3.54 per share to an annual amount of $3.80 per share. As such, we declared a quarterly dividend of $0.95 per share in October 2016, which represented an increase of 7% from the quarterly dividend declared during each of the first three quarters of 2016. We currently expect such dividends to result in aggregate annual cash payments of at least $1.3 billion during the next 12 months, or an annualized amount of $3.80 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
FiberNet Acquisition
On November 1, 2016, we announced a definitive agreement to acquire FiberNet for approximately $1.5 billion in cash, subject to certain limited adjustments. FiberNet is a fiber services provider in Florida and Texas that owns or has rights to approximately 11,500 route miles of fiber installed and under construction, inclusive of approximately 6,000 route miles in top metro markets. We believe that the FiberNet assets will further support demand for our wireless infrastructure. On January 17, 2017, we closed on the FiberNet Acquisition which was financed using proceeds from our November 2016 Equity Offering and borrowings under the 2016 Revolver.
Outlook Highlights
The following are certain highlights of our 2017 outlook that impact our business fundamentals described above.

•
We expect that our full year 2017 site rental revenue growth will be impacted by (1) a healthy environment for tenant additions, as large wireless carriers continue to upgrade and enhance their networks to meet the increasing need for wireless connectivity, (2) the FiberNet Acquisition (see note 19 to our consolidated financial statements), and (3) anticipated non-renewals of tenant leases, primarily resulting from from our customers' decommissioning of the Acquired Networks. See "Item 1A. Risk Factors" for a further discussion of non-renewals. See note 15 to our consolidated financial statements.

•
We expect total capital expenditures for 2017 to equal or exceed 2016 levels with a continued increase in the construction of new small cells. We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2017.

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
Highlights of our results of operations for 2016, 2015 and 2014 are depicted below:

	Years Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands of dollars)
Site rental revenues:
Towers site rental revenues	$2,830,708	$2,734,045	$2,677,932	4%	2%
Small cells site rental revenues	402,599	284,368	188,681	42%	51%
Total site rental revenues	3,233,307	3,018,413	2,866,613	7%	5%
Site rental gross margin:
Towers site rental gross margin(b)	1,990,499	1,906,870	1,863,600	4%	2%
Small cells site rental gross margin(b)	255,140	177,173	123,399	44%	44%
Total site rental gross margin	2,245,639	2,084,043	1,986,999	8%	5%
Network services and other gross margin:
Towers network services and other gross margin(b)	259,094	282,630	271,886	(8)%	4%
Small cells network services and other gross margin(b)	19,370	10,621	4,693	82%	126%
Total network services and other gross margin	278,464	293,251	276,579	(5)%	6%
Segment operating profit:
Towers operating profit(b)	2,156,690	2,097,601	2,056,963	3%	2%
Small cells operating profit(b)	213,834	149,415	102,223	43%	46%
Adjusted EBITDA(a)	2,227,523	2,119,183	2,051,257	5%	3%
Net income attributable to CCIC common stockholders	323,982	1,477,004	346,525	(78)%	326%

(a)	See reconciliation of Adjusted EBITDA in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

(b)
See note 16 to our consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Results of Operations
Our operating segments for 2016 consist of towers and small cells. See note 16 to our consolidated financial statements and "Item 7. MD&A—General Overview—Change in Operating Segments."
See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and reconciliation to net income (loss).

2016 and 2015.
Site rental revenues for 2016 grew approximately $214.9 million, or 7%, from 2015. This increase was predominately comprised of the factors depicted in the chart below:

($ in millions)
$3,018
~$174
~$89
~$90
~$74
~$64
$3,233
2015 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions, Tower Builds and Other (b)
Less: Non-renewals
Less: Straight-line Adjustment
2016 Site Rental Revenues

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for 2016 were approximately $2.8 billion and increased by approximately $96.7 million, or 4%, from approximately $2.7 billion during 2015. The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small cells site rental revenues for 2016 were approximately $402.6 million and increased by approximately $118.2 million, or 42%, from approximately $284.4 million from 2015. The increase in small cells site rental revenues was predominately (1) impacted by the Sunesys Acquisition completed in August 2015 and (2) due to the leasing of newly constructed small cells. Increased demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in towers site rental gross margins from 2015 to 2016 was related to the previously mentioned 4% increase in towers site rental revenues and relatively fixed costs to operate our towers. The increase in small cells site rental gross margins was predominately related to the previously mentioned 42% increase in small cells site rental revenues.
Towers network services and other gross margin was approximately $259.1 million for 2016 and decreased by approximately $23.5 million, or 8%, from approximately $282.6 million in 2015, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2016 were approximately $371.0 million and increased by approximately $60.1 million, or approximately 19%, from approximately $310.9 million during 2015. General and administrative expenses are inclusive of stock-based compensation charges, which increased approximately $29.4 million from 2015 to 2016. The increase in general and administrative expenses was primarily related to the growth in our small cell business as a result of activities such as (1) the Sunesys Acquisition and (2) the continued expansion in size of our small cell portfolio.
Towers operating profit for 2016 increased by approximately $59.1 million, or 3%, from 2015. Towers operating profit was primarily impacted by the growth in our towers site rental revenues and relatively fixed costs to operate our towers.
Small cells operating profit for 2016 increased by approximately $64.4 million, or 43%, from 2015. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and the leasing of newly constructed small cells.
Adjusted EBITDA increased approximately $108.3 million, or 5%, from 2015 to 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both towers and small cells and (2) negatively impacted by a decrease in tower network services and other gross margin.
Depreciation, amortization and accretion was approximately $1.1 billion for the 2016 and increased by approximately $72.4 million, or 7%, from approximately $1.0 billion during 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were approximately $515.0 million for 2016 and decreased by approximately $12.1 million, or 2%, from approximately $527.1 million during 2015. This decrease is predominately the result of a $18.7 million decrease in the amortization of interest rate swaps.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of approximately $52.3 million and approximately $4.2 million during 2016 and 2015, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Other income (expense) for 2016 was expenses of approximately $8.8 million, compared to income of approximately $57.0 million for 2015. This change was predominately a result of gains recorded during 2015 on foreign currency swaps that we entered into to manage and reduce our foreign currency risk related to our May 2015 sale of CCAL. See note 9 to our consolidated financial statements.
The benefit (provision) for income taxes for 2016 was a provision of approximately $16.9 million compared to a benefit of approximately $51.5 million for 2015. For 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  For 2015, the effective tax rate differed from the federal statutory rate predominately due to (1) our REIT status, including the dividends paid deduction and (2) the de-recognition of net deferred tax liabilities related to the inclusion of small cells in the REIT in January 2016, which resulted in a non-cash income tax benefit of approximately $33.8 million. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Income from discontinued operations, net of tax, decreased from 2015 to 2016 due to the sale of CCAL occurring on May 28, 2015. In addition, during 2015, we recorded a gain on the sale of discontinued operations, net of tax, of approximately $1.0 billion.
Net income (loss) attributable to CCIC stockholders was income of approximately $357.0 million during 2016 compared to income of approximately $1.5 billion during 2015. The decrease in net income was predominately due to the gain recorded on the sale of CCAL in 2015 of approximately $1.0 billion.

2015 and 2014.
Site rental revenues for 2015 grew approximately $151.8 million, or 5%, from 2014. This increase was predominately comprised of the factors depicted in the chart below:

($ in millions)
$2,867
~$171
~$91
~$63
~$96
~$78
$3,018
2014 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions, Tower Builds and Other (b)
Less: Non-renewals
Less: Straight-line Adjustment
2015 Site Rental Revenues

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for 2015 were approximately $2.7 billion and increased by approximately $56.1 million, or 2%, from 2014. The increase in towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, and non-renewals of tenant leases, predominately Sprint's decommissioning of its legacy Nextel iDEN network. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small cells site rental revenues for 2015 were approximately $284.4 million and increased by approximately $95.7 million, or 51%, from approximately $188.7 million in 2014. The increase in small cells site rental revenues was predominately (1) due to the leasing of newly constructed small cells and (2) impacted by the Sunesys Acquisition. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in towers site rental gross margins from 2014 to 2015 was related to the previously mentioned 2% increase in towers site rental revenues and relatively fixed costs to operate our towers. The increase in small cells site rental gross margins was predominately related to the previously mentioned 51% increase in small cells site rental revenues.
Towers network services and other gross margin was approximately $282.6 million for 2015 and increased by approximately $10.7 million, or 4%, from approximately $271.9 million in 2014, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2015 increased by approximately $53.6 million, or approximately 21%, from 2014, and represented 8% of net revenues in 2015 and 7% of net revenues in 2014. General and administrative expenses are inclusive of stock-based compensation charges. The increase in general and administrative expenses was primarily related to the growth in our business, including the expansion in size of our wireless infrastructure portfolio primarily due to acquisitions and growth in small cells.
Towers operating profit for 2015 increased by approximately $40.6 million, or 2%, from 2014. Towers operating profit was primarily impacted by the growth in our towers site rental revenues and relatively fixed costs to operate our towers.
Small cells operating profit for 2015 increased by approximately $47.2 million, or 46%, from 2014. Small cells operating profit was positively impacted by the previously mentioned Sunesys Acquisition and due to the leasing of newly constructed small cells.
Adjusted EBITDA increased by approximately $67.9 million, or 3%, from 2014 to 2015. Adjusted EBITDA was positively impacted by the growth in our site rental activities, partially offset by the aforementioned increase in general and administrative expenses.
Depreciation, amortization, and accretion for 2015 increased by approximately $50.4 million, or 5%, from 2014. This increase predominately resulted from capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs decreased by approximately $46.2 million, or 8%, from 2014 to 2015, primarily as a result of a $44.4 million decrease in the amortization of previously settled interest rate swaps.
As a result of repaying and redeeming certain of our debt, we incurred net losses of approximately $4.2 million and approximately $44.6 million for 2015 and 2014, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our acquisition and integration expenses for 2014 were approximately $34.1 million and were related to our 2012 and 2013 acquisitions. See note 4 to our consolidated financial statements.
Other income (expense) for 2015 was income of approximately $57.0 million, compared to income of approximately $12.0 million for 2014. This change was predominately a result of gains recorded during 2015 on foreign currency swaps that we entered into to manage and reduce our foreign currency risk related to our May 2015 sale of CCAL. See note 9 to our consolidated financial statements.
The benefit (provision) for income taxes for 2015 was a benefit of approximately $51.5 million compared to a benefit of approximately $11.2 million for 2014. For 2015, the effective tax rate differed from the federal statutory rate predominately due to (1) our REIT status, including the dividends paid deduction, and (2) the de-recognition of net deferred tax liabilities related to the inclusion of small cells in the REIT in January 2016, which resulted in a non-cash income tax benefit of approximately $33.8 million. For 2014, the effective tax rate differed from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Income from discontinued operations, net of tax, decreased from 2014 to 2015 due to the sale of CCAL occurring mid-period on May 28, 2015. In addition, during 2015, we recorded a gain on the sale of discontinued operations, net of tax, of approximately $1.0 billion.
Net income (loss) attributable to CCIC stockholders for 2015 was income of approximately $1.5 billion compared to income of approximately $390.5 million for 2014. The increase in net income was predominately due to the gain recorded on the sale of CCAL of approximately $1.0 billion.

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

We have and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of new small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status," "Item 7. MD&A—General Overview" and note 11 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2016, after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 8 to our consolidated financial statements for additional information regarding our debt.

As of December 31, 2016
(In thousands of dollars)
Cash and cash equivalents(a)	$112,592
Undrawn revolving credit facility availability(b)	2,412,110
Restricted cash	129,547
Debt and other long-term obligations	13,241,142
Total equity	7,552,506

(a)	Exclusive of restricted cash.

(b)
Availability at any point in time is subject to reaffirmation of the representations and warranties in, and there being no default under, our credit agreement. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of approximately $101.7 million (principal payments), (2) common stock dividend payments expected to be $3.80 per share, or an aggregate of at least $1.3 billion, subject to future approval by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (3) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2016 and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
	2016	2015	2014
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$1,782,264	$1,794,025	$1,600,197
Investing activities	(1,410,232)	(1,959,734)	(1,216,709)
Financing activities	(96,292)	(935,476)	(462,987)
Net increase (decrease) in cash and cash equivalents - continuing operations	275,740	(1,101,185)	(79,499)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	2,700	65,933
Net cash provided by (used for) investing activities	113,150	1,103,577	(26,196)
Net increase (decrease) in cash and cash equivalents - discontinued operations	113,150	1,106,277	39,737
Operating Activities
The decrease in net cash provided by operating activities for 2016 from 2015 was due primarily to a net decrease in working capital, partially offset by growth in our core business. The increase in net cash provided by operating activities for 2015 from 2014 was due primarily to growth in our core business, including a net benefit from changes in working capital. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash, and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
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

A summary of our capital expenditures for the last three years is as follows (in thousands of dollars):
Capital expenditures decreased from 2015 to 2016 and were impacted by (1) the construction of small cell networks to address our customers growing demand for small cell networks, (2) lower amounts of improvements to existing towers and (3) lower sustaining capital expenditures in 2016 due to expansion of office facilities in 2015. Our sustaining capital expenditures have historically been less than 2% of net revenues annually and were approximately 3% of net revenues in 2015 due to expansion of our office facilities. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2017 capital expenditures.
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
Acquisitions.  Acquisitions consist of the acquisition of businesses such as towers and small cells, including fiber portfolios. See notes 4 and 6 to our consolidated financial statements for a discussion of our acquisitions during the years ended December 31, 2016, 2015 and 2014. See also note 19 to our consolidated financial statements for a discussion of the FiberNet Acquisition.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of at least $1.3 billion during the next 12 months, subject to future approval by our board of directors), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 8 and 12 to our consolidated financial statements.

In 2015, our financing activities predominately related to the following:

•	paying an aggregate of $1.1 billion in dividends on our common stock,

•	amending our previously outstanding 2012 Credit Facility, and

•
issuing $1.0 billion in May 2015 tower revenue notes which provided us with funding to repay $250.0 million aggregate principal amount of August 2010 tower revenue notes, redeem all of the previously outstanding WCP securitized notes, and repay portions of outstanding borrowings under our previously outstanding 2012 Credit Facility.

See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 8 to our consolidated financial statements.
In 2016, our financing activities predominately related to the following:

•	paying an aggregate of $1.2 billion in dividends on our common stock,

•	completing a new senior unsecured credit facility and repaying all outstanding borrowings under the previously outstanding 2012 Credit Facility,

•
issuing $1.5 billion aggregate principal amount of senior unsecured notes in February 2016, which provided us the funding to (1) repay $500.0 million of outstanding borrowings under the 2016 Revolver and (2) repay in full all outstanding borrowings under the previously outstanding $1.0 billion 364-Day Facility (as defined below),

•
issuing $1.0 billion aggregate principal amount of senior unsecured notes in May 2016, which provided us the funding to (1) repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5 issued by certain of our subsidiaries and (2) repay a portion of outstanding borrowings under the 2016 Revolver,

•
issuing $700.0 million aggregate principal amount of senior unsecured notes, which provided us funding to (1) repay in full the 2.381% Secured Notes issued by certain of our subsidiaries, and (2) repay a portion of outstanding borrowings under the 2016 Revolver, and

•	issuing 11.4 million shares of common stock, generating net proceeds of approximately $1.0 billion; we utilized proceeds from such offering to partially fund the FiberNet Acquisition.
In February 2017, we (1) issued $500 million aggregate principal amount of 4.000% senior unsecured notes and utilized the net proceeds to repay a portion of the outstanding borrowings on the 2016 Credit Facility and (2) entered into an amendment to the 2016 Credit Facility to incur additional term loans in an aggregate principal amount of $500 million and extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 21, 2022.
See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 8 and 19 to our consolidated financial statements for a discussion of our recent debt activities. See also "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our common stock dividend during the fourth quarter of 2016.
Incurrences, Purchases and Repayments of Debt. See notes 8 and 19 to our consolidated financial statements for a discussion of our recent issuances, purchases, and repayments of debt. Our debt issuances extended the maturities of our debt portfolio, provided funding for our acquisitions and our repayment of previously existing debt, and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." Certain of our wireless infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See notes 8 and 19 to our consolidated financial statements.
Common Stock. As of December 31, 2016, 2015, and 2014, we had 360.5 million, 333.8 million, and 333.9 million common shares outstanding, respectively. In November 2016, we completed an equity offering of approximately 11.4 million shares of common stock, which generated net proceeds of approximately $1.0 billion. We utilized proceeds from such offering to partially fund the FiberNet Acquisition in January 2017. See also "Convertible Preferred Stock" below. During the year ended December 31, 2016, we paid an aggregate of $1.2 billion in dividends on our common stock. See "Item 1. Business—Strategy" and note 12 to our consolidated financial statements.
ATM Program. In August 2015, we established an ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the year ended December 31, 2016, 3.8 million shares of our common stock were sold under the ATM Program generating net proceeds of $323.8 million. The net proceeds from the sales under the ATM Program were used, in part, to fund the TDC Acquisition. See note 12 to our consolidated financial statements.
Convertible Preferred Stock. During October and November 2016, our approximately 9.8 million shares of Convertible Preferred Stock converted to approximately 11.6 million shares of our common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.188 common shares for each share of previously outstanding Convertible Preferred Stock. See note 12 to our consolidated financial statements for further discussion of the Convertible Preferred Stock dividends declared and paid during 2016 and the October and November 2016 conversion of the Convertible Preferred Stock to common stock.
Credit Facility. In January 2016, we completed a new unsecured 2016 Credit Facility, consisting of (1) a $2.5 billion unsecured 2016 Revolver maturing on January 21, 2021, (2) a $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing on January 19, 2017, and (3) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing on January 21, 2021.  In February 2016, the 364-Day Facility was terminated. See note 8 to our consolidated financial statements.
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
As of February 15, 2017, there was approximately $2.4 billion in availability under the 2016 Revolver.  See note 19 to our consolidated financial statements.
Restricted Cash. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also note 2 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2016, after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations(a)	2017	2018	2019	2020	2021	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)	$101,749	$135,908	$139,444	$203,054	$1,775,189	$10,983,333	$13,338,677
Interest payments on debt and other long-term obligations(c)(d)	527,919	548,409	553,888	626,075	647,292	6,823,163	9,726,746
Lease obligations(e)	573,708	577,578	581,588	579,193	579,585	7,741,651	10,633,303
Total contractual obligations	$1,203,376	$1,261,895	$1,274,920	$1,408,322	$3,002,066	$25,548,147	$33,698,726
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2016, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.2 billion. As of December 31, 2016, the net present value of these asset retirement obligations was approximately $146.1 million.

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

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The tower revenue notes have principal amounts of, $2.3 billion, $300.0 million and $700.0 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively. See note 8 to our consolidated financial statements.

(c)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2037 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The full year 2016 Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes was approximately $563.8 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

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

The following chart summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2016. As of December 31, 2016, the leases for land interests under our towers had an average remaining life in excess of 30 years, weighted based on towers site rental gross margin. See "Item 1A. Risk Factors."

(a)	For the year ended December 31, 2016, without consideration of the term of the tenant lease.

(b)	Inclusive of fee interests and perpetual easements.

Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with these financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 8 to our consolidated financial statements for further discussion of our debt covenants. See "Item 1A. Risk Factors." The following are ratios applicable to the financial maintenance covenants under the credit agreement governing our 2016 Credit Facility as of December 31, 2016.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2016
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.2x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	2.0x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2016 Credit Facility.

(b)	As defined in the credit agreement governing our 2016 Credit Facility.

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
Revenue Recognition. 82% of our total revenue for 2016 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), upfront payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the lease. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired wireless infrastructure (for example with respect to small cells) we record deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables, net." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." See notes 2 and 7 to our consolidated financial statements.
As part of our effort to provide comprehensive wireless infrastructure solutions, we also offer certain network services relating to our wireless infrastructure, which represent approximately 18% of our total revenues for 2016. Network services and other revenue consists of (1) site development services and (2) installation services. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental. See "Item 1. Business—The Company" for a further discussion of our business.

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
Accounting for Acquisitions — Valuation. As of December 31, 2016, our largest asset was property and equipment, which primarily consists of wireless infrastructure, followed by goodwill and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2016, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. Our reporting units are the same as our operating segments (towers and small cells). See note 16. We performed our most recent annual goodwill impairment test as of October 1, 2016, which resulted in no impairments. This assessment included consideration of our market capitalization which was approximately four times the aggregate carrying amount of the reporting units as of December 31, 2016.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2016 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status" for a discussion of the impact of our REIT status.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  See "Item 1. Business—2016 Industry Highlights and Company Developments—REIT Status" for a discussion of our inclusion of small cells in the REIT effective January 4, 2016. Our ability to utilize our NOLs is dependent, in part, upon our having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes and our REIT conversion, see "Item 7. MD&A—Results of Operations" and note 11 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP measures used herein and as discussed in note 16 to our consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate our operating segments for purposes of making decisions about allocating capital and assessing performance. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$356,973	$1,524,335	$398,774
Adjustments to increase (decrease) net income (loss):
Income (loss) from discontinued operations	—	(999,049)	(52,460)
Asset write-down charges	34,453	33,468	14,246
Acquisition and integration costs	17,453	15,678	34,145
Depreciation, amortization and accretion	1,108,551	1,036,178	985,781
Amortization of prepaid lease purchase price adjustments	21,312	20,531	19,972
Interest expense and amortization of deferred financing costs	515,032	527,128	573,291
Gains (losses) on retirement of long-term obligations	52,291	4,157	44,629
Interest income	(796)	(1,906)	(315)
Other income (expense)	8,835	(57,028)	(11,993)
Benefit (provision) for income taxes	16,881	(51,457)	(11,244)
Stock-based compensation expense	96,538	67,148	56,431
Adjusted EBITDA(a)	$2,227,523	$2,119,183	$2,051,257

(a)	The above reconciliation excludes the items included in the Company's Adjusted EBITDA definition which are not applicable to the periods shown.
We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:

•
it is the primary measure used by our management to evaluate (1) the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations;

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
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings:

•	the potential refinancing of our $13.2 billion in existing debt, compared to $12.1 billion in the prior year;

•	our $2.5 billion of floating rate debt representing approximately 19% of total debt, compared to 33% in the prior year; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than principal payments on amortizing debt. We have no debt maturities that have anticipated repayment dates during 2017. As of December 31, 2016 and December 31, 2015, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2016, after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings, and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2016, after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings, we had $2.5 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $3.1 million. As of December 31, 2015, we had approximately $4.0 billion of floating rate debt, none of which had LIBOR floors.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2016 after giving effect to (1) the FiberNet Acquisition and (2) the 2017 Refinancings (see note 19 to our consolidated financial statements). These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain notes (see footnotes (c) and (d)). See note 8 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(c)	$51,749	$48,408	$39,444	$28,054	$1,575,189	$9,056,333	$10,799,177	$11,205,215
Average interest rate(b)(c)(d)	4.3%	4.6%	4.7%	4.8%	2.9%	6.5%	5.9%
Variable rate debt(e)	$50,000	$87,500	$100,000	$175,000	$200,000	$1,927,000	$2,539,500	$2,527,188
Average interest rate(e)	2.4%	3.0%	3.4%	3.6%	3.8%	3.8%	3.7%

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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The tower revenue notes have principal amounts of $2.3 billion, $300 million and $700 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively.

(d)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2040 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2016 Excess Cash Flow of the issuers of the tower revenue notes was approximately $563.8 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Predominantly consists of our 2016 Term Loan A maturing in 2022.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Castle International Corp. and its subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.

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
February 22, 2017

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$567,599	$178,810
Restricted cash	124,547	130,731
Receivables, net of allowance of $11,314 and $9,574, respectively	373,532	313,296
Prepaid expenses	128,721	133,194
Other current assets	130,362	225,214
Total current assets	1,324,761	981,245
Deferred site rental receivables	1,317,658	1,306,408
Property and equipment, net	9,805,315	9,580,057
Goodwill	5,757,676	5,513,551
Site rental contracts and customer relationships, net	3,298,778	3,421,180
Other intangible assets, net	351,294	358,735
Long-term prepaid rent and other assets, net	819,610	775,790
Total assets	$22,675,092	$21,936,966
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188,516	$159,629
Accrued interest	97,019	66,975
Deferred revenues	353,005	322,623
Other accrued liabilities	221,066	199,923
Current maturities of debt and other obligations	101,749	106,219
Total current liabilities	961,355	855,369
Debt and other long-term obligations	12,069,393	12,043,740
Other long-term liabilities	2,087,229	1,948,636
Total liabilities	15,117,977	14,847,745
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2016—360,536,659 and December 31, 2015—333,771,660	3,605	3,338
4.50% Mandatory Convertible Preferred Stock, Series A, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2016—0 and December 31, 2015—9,775,000; aggregate liquidation value: December 31, 2016—0 and December 31, 2015—$977,500	—	98
Additional paid-in capital	10,938,236	9,548,580
Accumulated other comprehensive income (loss)	(5,888)	(4,398)
Dividends/distributions in excess of earnings	(3,378,838)	(2,458,397)
Total equity	7,557,115	7,089,221
Total liabilities and equity	$22,675,092	$21,936,966

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net revenues:
Site rental	$3,233,307	$3,018,413	$2,866,613
Network services and other	687,918	645,438	672,143
	3,921,225	3,663,851	3,538,756
Operating expenses:
Costs of operations(a):
Site rental	1,023,350	963,869	906,152
Network services and other	417,171	357,557	400,454
General and administrative	371,031	310,921	257,296
Asset write-down charges	34,453	33,468	14,246
Acquisition and integration costs	17,453	15,678	34,145
Depreciation, amortization and accretion	1,108,551	1,036,178	985,781
Total operating expenses	2,972,009	2,717,671	2,598,074
Operating income (loss)	949,216	946,180	940,682
Interest expense and amortization of deferred financing costs	(515,032)	(527,128)	(573,291)
Gains (losses) on retirement of long-term obligations	(52,291)	(4,157)	(44,629)
Interest income	796	1,906	315
Other income (expense)	(8,835)	57,028	11,993
Income (loss) from continuing operations before income taxes	373,854	473,829	335,070
Benefit (provision) for income taxes	(16,881)	51,457	11,244
Income (loss) from continuing operations	356,973	525,286	346,314
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	19,690	52,460
Net gain (loss) from disposal of discontinued operations, net of tax	—	979,359	—
Income (loss) from discontinued operations, net of tax	—	999,049	52,460
Net income (loss)	356,973	1,524,335	398,774
Less: Net income (loss) attributable to the noncontrolling interest	—	3,343	8,261
Net income (loss) attributable to CCIC stockholders	356,973	1,520,992	390,513
Dividends on preferred stock	(32,991)	(43,988)	(43,988)
Net income (loss) attributable to CCIC common stockholders	$323,982	$1,477,004	$346,525
Net income (loss)	$356,973	$1,524,335	$398,774
Other comprehensive income (loss):
Interest rate swaps reclassified into results of operations, net of taxes	—	18,725	63,148
Foreign currency translation adjustments	(1,490)	(14,137)	(25,432)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	—	(25,678)	—
Total other comprehensive income (loss)	(1,490)	(21,090)	37,716
Comprehensive income (loss)	355,483	1,503,245	436,490
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	6,545
Comprehensive income (loss) attributable to CCIC stockholders	$355,483	$1,503,245	$429,945
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.95	$1.45	$0.91
Income (loss) from discontinued operations, basic	$—	$2.99	$0.13
Net income (loss) attributable to CCIC common stockholders, basic	$0.95	$4.44	$1.04
Income (loss) from continuing operations, diluted	$0.95	$1.44	$0.91
Income (loss) from discontinued operations, diluted	$—	$2.98	$0.13
Net income (loss) attributable to CCIC common stockholders, diluted	$0.95	$4.42	$1.04
Weighted-average common shares outstanding (in thousands):
Basic	340,349	333,002	332,302
Diluted	340,879	334,062	333,265
Dividends/distributions declared per share	$3.61	$3.35	$1.87

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015		2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$356,973	$525,286		$346,314
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,108,551	1,036,178		985,781
Gains (losses) on retirement of long-term obligations	52,291	4,157		44,629
Gains (losses) on settled swaps	2,608	(54,475)		—
Amortization of deferred financing costs and other non-cash interest	14,333	37,126		80,854
Stock-based compensation expense	79,338	60,773		51,497
Asset write-down charges	34,453	33,468		14,246
Deferred income tax benefit (provision)	8,603	(60,618)		(21,859)
Other non-cash adjustments, net	2,451	(8,915)		(25,679)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	30,044	32		1,361
Increase (decrease) in accounts payable	10,600	(5,287)		12,281
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	195,998	325,880		397,363
Decrease (increase) in receivables	(58,664)	12,668		(77,116)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(55,315)	(112,248)		(209,475)
Net cash provided by (used for) operating activities	1,782,264	1,794,025		1,600,197
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(556,854)	(1,102,179)		(461,651)
Capital expenditures	(873,883)	(908,892)		(758,535)
Receipts from foreign currency swaps	8,141	54,475		—
Other investing activities, net	12,364	(3,138)		3,477
Net cash provided by (used for) investing activities	(1,410,232)	(1,959,734)		(1,216,709)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,201,010	1,000,000		845,750
Principal payments on debt and other long-term obligations	(95,787)	(102,866)		(116,426)
Purchases and redemptions of long-term debt	(4,044,834)	(1,069,337)		(836,899)
Payments under revolving credit facility	(4,565,000)	(1,360,000)		(698,000)
Borrowings under revolving credit facility	3,440,000	1,790,000		1,019,000
Payments for financing costs	(41,533)	(19,642)		(15,899)
Net proceeds from issuance of capital stock	1,325,865	—		—
Purchases of capital stock	(24,936)	(29,657)		(21,872)
Dividends/distributions paid on common stock	(1,239,158)	(1,116,444)		(624,297)
Dividends paid on preferred stock	(43,988)	(43,988)		(44,354)
Net (increase) decrease in restricted cash	(7,931)	16,458		30,010
Net cash provided by (used for) financing activities	(96,292)	(935,476)		(462,987)
Net increase (decrease) in cash and cash equivalents - continuing operations	275,740	(1,101,185)		(79,499)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	2,700		65,933
Net cash provided by (used for) investing activities	113,150	1,103,577		(26,196)
Net increase (decrease) in cash and cash equivalents - discontinued operations	113,150	1,106,277		39,737
Effect of exchange rate changes on cash	(101)	(1,902)		(8,012)
Cash and cash equivalents at beginning of year	178,810	175,620	(a)	223,394	(a)
Cash and cash equivalents at end of year	$567,599	$178,810		$175,620	(a)
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	CCIC Stockholders' Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2013	334,070,016	$3,341	9,775,000	—	$98	$9,482,769	$58,261	$(81,873)	$(23,612)	$(2,535,879)	$14,458	$6,941,175
Stock-based compensation related activity, net of forfeitures	79,490	1	—	—	—	51,496	—	—	—	—	—	51,497
Purchases and retirement of capital stock	(292,874)	(3)	—	—	—	(21,869)	—	—	—	—	—	(21,872)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	(23,716)	63,148	39,432	—	(1,716)	37,716
Common stock dividends/distributions	—	—	—		—	—	—	—	—	(626,074)	—	(626,074)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	—	390,513	8,261	398,774
Balance, December 31, 2014	333,856,632	$3,339	9,775,000		$98	$9,512,396	$34,545	$(18,725)	$15,820	$(2,815,428)	$21,003	$6,737,228

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	CCIC Stockholders’ Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2014	333,856,632	$3,339	9,775,000	$98	$9,512,396	$34,545	$(18,725)	$15,820	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	251,554	2	—	—	65,838	—	—	—	—	—	65,840
Purchases and retirement of capital stock	(336,526)	(3)	—	—	(29,654)	—	—	—	—	—	(29,657)
Other comprehensive income (loss)(a)	—	—	—	—	—	(38,943)	18,725	(20,218)	—	(872)	(21,090)
Disposition of CCAL	—	—	—	—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(1,119,973)	—	(1,119,973)
Preferred stock dividends	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	1,520,992	3,343	1,524,335
Balance, December 31, 2015	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$—	$(4,398)	$(2,458,397)	$—	$7,089,221

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	CCIC Stockholders' Equity
	Common Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares		($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2015	333,771,660	$3,338	9,775,000		$98	$9,548,580	$(4,398)	$—	$(4,398)	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	263,782	2	—	—	—	86,271	—	—	—	—	—	86,273
Purchases and retirement of capital stock	(289,531)	(3)	—	—	—	(24,933)	—	—	—	—	—	(24,936)
Net proceeds from issuances of Common Stock (see note 12)	15,178,064	152	—		—	1,325,713	—	—	—	—	—	1,325,865
Other comprehensive income (loss)(a)	—	—	—	—	—	—	(1,490)	—	(1,490)	—	—	(1,490)
Recognition of excess tax benefit	—	—	—	—	—	2,623	—	—	—	—	—	2,623
Common stock dividends/distributions	—	—	—		—	—	—	—	—	(1,244,423)	—	(1,244,423)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Conversion of preferred stock to common stock (see note 12)	11,612,684	116	(9,775,000)		(98)	(18)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	356,973	—	356,973
Balance, December 31, 2016	360,536,659	$3,605	—		$—	$10,938,236	$(5,888)	$—	$(5,888)	$(3,378,838)	$—	$7,557,115

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
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
The Company owns, operates, and leases shared wireless infrastructure that is geographically dispersed throughout the United States and Puerto Rico ("U.S."), including: (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks (collectively, "small cells" and, together with towers, "wireless infrastructure"). See note 3 for a discussion of the May 2015 sale of the Company's formerly 77.6% owned subsidiary that operated towers in Australia (referred to as "CCAL").
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

As part of the Company's effort to provide comprehensive wireless infrastructure solutions, the Company also offers certain network services relating to its wireless infrastructure, consisting of (1) site development services relating to existing or new tenant equipment installations on its wireless infrastructure, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
The Company operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. In addition, the Company has certain taxable REIT subsidiaries ("TRSs"). See note 11.
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
The following table is a summary of the impact of restricted cash on the statement of cash flows.

	For the years ended December 31,
	2016	2015	2014
Net cash provided by (used from) operating activities	$(4,547)	$3,974	$6,148
Net cash provided by (used from) investing activities	$10,541	$(3,752)	$(44)
Net cash provided by (used from) financing activities	$(7,931)	$16,458	$30,011
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, and improvements are capitalized, while maintenance and repairs are expensed. Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2016, 2015, and 2014, the Company had $86.1 million, $36.7 million and $24.2 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-downs charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $26.9 million, $27.0 million, and $9.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2016, which resulted in no impairments.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing, with the exception of costs incurred related to revolving lines of credit, are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "debt and other long-term obligations" on the Company's consolidated balance sheet. Third party costs incurred to obtain financing through a revolving line of credit are deferred and are included in "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. See also "Recently Adopted Accounting Pronouncements" below for further discussion.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $67.2 million and $31.1 million included in "other current assets" and non-current amounts of $1.3 billion and $1.3 billion included in "deferred site rental receivables" for the years ended December 31, 2016 and 2015, respectively. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities."
Network services revenues are recognized after completion of the applicable service. Nearly all of the installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Sales taxes or value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Costs of Operations
In excess of two-thirds of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line ground lease expense is included in "other long-term liabilities" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet.
Network services and other costs of operations predominately consist of third party service providers such as contractors and professional service firms and, to a lesser extent, internal labor costs. As of December 31, 2016 and 2015, the Company had $49.9 million and $55.3 million, respectively, of work in process.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, or fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). See note 4 for a discussion of our recent acquisitions. In addition, during 2013, the Company acquired rights to approximately 9,700 towers through the AT&T Acquisition.
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

	Years Ended December 31,
	2016	2015	2014
Interest expense on debt obligations	$500,699	$490,002	$492,437
Amortization of deferred financing costs and adjustments on long-term debt, net	19,087	21,048	18,562
Amortization of interest rate swaps	—	18,725	63,148
Capitalized interest	(7,010)	(4,805)	(2,985)
Other	2,256	2,158	2,129
Total	$515,032	$527,128	$573,291
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts or purchase price adjustments are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
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
In August 2014, the Company received a favorable private letter ruling from the Internal Revenue Service ("IRS"), which provides that the real property portion of the Company's small cells and the related rents qualify as real property and rents from real property, respectively, under the rules governing REITs. During the fourth quarter of 2015, the Company completed the necessary steps to include small cells that were previously included in one or more wholly-owned TRSs in the REIT effective January 2016. As a result, during the fourth quarter of 2015, the Company de-recognized the related net deferred tax liabilities. Effective January 4, 2016, the Company's small cells that were previously included in one or more TRSs were included in the REIT. See note 11.
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 35%) on the gain recognized from the sale of assets occurring within a specified period (generally 5 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").
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

The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2016 and 2015, the Company has not recorded any penalties related to its income tax positions.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of RSAs and RSUs as determined under the treasury stock method and (2) upon conversion of the Company's 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("Convertible Preferred Stock"), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2016	2015	2014
Net income (loss) from continuing operations	$356,973	$525,286	$346,314
Dividends on preferred stock	(32,991)	(43,988)	(43,988)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$323,982	$481,298	$302,326

Income (loss) from discontinued operations, net of tax	—	999,049	52,460
Less: Net income (loss) attributable to the noncontrolling interest	—	3,343	8,261
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	—	995,706	44,199

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	340,349	333,002	332,302
Effect of assumed dilution from potential common shares relating to RSAs and RSUs	530	1,060	963
Diluted weighted-average number of common shares outstanding	340,879	334,062	333,265
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.95	$1.45	$0.91
Income (loss) from discontinued operations, basic	$—	$2.99	$0.13
Net income (loss) attributable to CCIC common stockholders, basic	$0.95	$4.44	$1.04
Income (loss) from continuing operations, diluted	$0.95	$1.44	$0.91
Income (loss) from discontinued operations, diluted	$—	$2.98	$0.13
Net income (loss) attributable to CCIC common stockholders, diluted	$0.95	$4.42	$1.04
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
Swaps
Interest Rate Swaps. The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings or (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. Derivative financial instruments were entered into for periods that matched the related underlying exposures. The Company can elect whether or not to designate derivative financial instruments as accounting hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges. As of December 31, 2016, the Company does not have any interest rate swaps.
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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The guidance is effective for the Company on January 1, 2016 and requires retrospective application. The Company adopted this guidance on January 1, 2016 and has applied this guidance retrospectively. As a result, the Company reclassified $99.3 million of deferred financing costs from "long-term prepaid rent and other assets, net" to "debt and other long-term obligations" on the Company's consolidated balance sheet as of December 31, 2015.
In September 2015, the FASB issued new guidance which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted the guidance as of January 1, 2016 on a prospective basis. This standard did not have a material impact on the Company's consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at

the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company has established a plan to assess the impact of the standard and continues to evaluate the guidance; however, the Company does not expect the guidance to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company (1) has established a cross functional project plan to assess the impact of the standard, (2) expects this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and (3) continues to assess additional impacts to its consolidated financial statements, including the consolidated statement of operations.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In November 2016, the FASB issued new guidance which requires an entity's statement of cash flows to explain the change in restricted cash and restricted cash equivalents in addition to cash and cash equivalents. This new guidance also requires an entity that includes cash, cash equivalents, restricted cash and restricted cash equivalents on multiple lines on its balance sheet to present a reconciliation between its statement of cash flows and its balance sheet. The guidance is effective for the Company on January 1, 2018, and is required to be applied retrospectively to each prior reporting period presented. The Company believes the impact of the new guidance will be limited to certain changes in presentation on the statement of cash flows.
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the guidance, including the impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

CCAL has historically been a separate operating segment of the Company (see note 16). The sale of the Company's CCAL operating segment is treated as discontinued operations for all periods presented pursuant to ASU 2014-08, which the Company adopted on January 1, 2015 (see note 2). The sale of CCAL represents a strategic shift of the Company to focus on U.S. operations. The gain from disposal of CCAL is included in discontinued operations on the consolidated statement of operations. The tables below set forth the results of operations related to discontinued operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015(b)(c)	2014(b)
Total revenues	$65,293	$151,128
Total cost of operations (a)	17,498	43,860
Depreciation, amortization, and accretion	10,168	27,283
Total other expenses	10,481	26,921
Pre-tax income from discontinued operations	27,146	53,064
Benefit (provision) from income taxes	(7,456)	(604)
Net income (loss) from discontinued operations(d)	$19,690	$52,460

(a)	Exclusive of depreciation, amortization, and accretion shown separately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the consolidated statement of operations.
The Company recorded a gain on the sale of CCAL during the year ended December 31, 2015, which was comprised of the following items:

Cash received from sale of CCAL(a)	$1,139,369
Installment payment receivable due January 2016(a)	117,384
Total proceeds from sale of CCAL	$1,256,753
Adjusted for:
Net assets and liabilities related to discontinued operations(b)(c)	258,575
Transaction fees and expenses	23,059
Foreign currency translation reclassification adjustments(d)	(25,678)
Pre-tax gain (loss) from disposal of discontinued operations	1,000,797
Income taxes related to the sale of CCAL	(21,438)
Gain (loss) from disposal of discontinued operations	$979,359

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

4.	Acquisitions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Prior to the closing, Sunesys was a wholly owned subsidiary of Quanta Services, Inc. and a fiber services provider that owned or had rights to nearly 10,000 route miles of fiber in major metropolitan markets across the U.S., including Los Angeles, Philadelphia, Chicago, Atlanta, Silicon Valley, and northern New Jersey. Approximately 60% of Sunesys' fiber route miles were located in the top 10 basic trading areas.
The Company utilized borrowings under the 2012 Revolver and cash on hand to fund the cash consideration of approximately $1.0 billion. See note 8.
The final purchase price allocation for the Sunesys Acquisition is shown below.

Final Purchase Price Allocation
Current assets	$15,306
Property and equipment	444,394
Goodwill (a)	331,775
Other intangible assets, net	254,079
Current liabilities	(20,233)
Other non-current liabilities	(37,356)
Net assets acquired (b)	$987,965

(a)
The final purchase price allocation for the Sunesys Acquisition resulted in the recognition of goodwill based on the Company's expectation to leverage the Sunesys fiber footprint to support new small cell networks. The Sunesys fiber is complementary to the Company's existing fiber assets and is located where the Company expects to see wireless carrier network investments.

(b)	Assets acquired in the Sunesys Acquisition are included in the Company's REIT and as such, no deferred taxes were recorded in connection with the Sunesys Acquisition.
Net revenues and net income (loss) attributable to the Sunesys Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date the acquisition was completed. For the years ended December 31, 2016, and December 31, 2015, the Sunesys Acquisition contributed consolidated net revenues of $112.6 million and $41.4 million, respectively.
2016 TDC Acquisition
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461 million in cash ("TDC Acquisition"). The Company funded the acquisition with cash on hand, cash from borrowings under the Company's senior unsecured credit facility ("2016 Revolver"), and cash from equity issuances under the ATM Program (see note 12). As of December 31, 2016, the preliminary purchase price allocation was primarily comprised of customer relationships of approximately $140 million, property and equipment of approximately $107 million, and goodwill of approximately $211 million. The preliminary purchase price allocation, including the valuation of fixed assets and intangible assets, is based upon a preliminary valuation, which is subject to change as the Company obtains additional information.
See note 19 for discussion of the FiberNet Acquisition (as defined therein).

5.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2016	2015 (b)
Land(a)	—	$1,747,335	$1,617,919
Buildings	40 years	110,641	86,760
Towers and small cells	1-20 years	13,825,394	12,993,115
Information technology assets and other	2-7 years	278,489	239,332
Construction in process	—	456,675	441,806
Total gross property and equipment		16,418,534	15,378,932
Less: accumulated depreciation		(6,613,219)	(5,798,875)
Total property and equipment, net		$9,805,315	$9,580,057

(a)	Includes land owned in fee and perpetual easements.

(b)
The above table reflects a revision from the Company’s 2015 Annual Report on Form 10-K relating to the classification of certain construction in process projects. In connection with this revision, the Company reclassified $137.0 million from construction in process to towers and small cells.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $832.7 million, $774.9 million and $733.6 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment, and accumulated depreciation was $4.4 billion and $1.4 billion, respectively, as of December 31, 2016. See notes 1 and 2, including discussion of the Company's prepaid master lease agreements.

6.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2016 and December 31, 2015 were as follows:

Balance as of December 31, 2014	$5,196,485
Additions due to Sunesys Acquisition(a)	325,696
Additions due to other acquisitions	41,542
Adjustments to purchase price allocations, net	(50,172)
Balance as of December 31, 2015	$5,513,551
Additions due to TDC Acquisition (b)	210,905
Additions due to other acquisitions	28,486
Adjustments to purchase price allocations and other, net	4,734
Balance as of December 31, 2016	$5,757,676

(a)
The purchase price allocation for the Sunesys Acquisition resulted in the recognition of goodwill based on the Company's expectation to leverage the Sunesys fiber footprint to support new small cell networks. The Sunesys fiber is complementary to the Company's existing fiber assets and is located where the Company expects to see wireless carrier network investments. See note 4.

(b)
The preliminary purchase price allocation for the TDC Acquisition resulted in the recognition of goodwill in the towers segment because of the anticipated growth opportunity in the acquired tower portfolio. See note 4.

Intangibles
The following is a summary of the Company's intangible assets. See note 4 for further discussion of the Company's acquisitions.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$5,146,301	$(1,847,523)	$3,298,778	$5,009,241	$(1,588,061)	$3,421,180
Other intangible assets	497,091	(145,797)	351,294	482,142	(123,407)	358,735
Total	$5,643,392	$(1,993,320)	$3,650,072	$5,491,383	$(1,711,468)	$3,779,915
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2016	2015	2014
Depreciation, amortization and accretion	$264,656	$251,443	$242,967
Site rental costs of operations	19,367	20,420	22,105
Total amortization expense	$284,023	$271,863	$265,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$285,556	$285,109	$284,615	$284,219	$283,534

7.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2016	2015
Deferred rental revenues	$983,263	$864,269
Deferred ground lease payable	517,281	467,411
Above market leases for land interests, net	224,126	242,893
Deferred credits, net	207,992	239,527
Asset retirement obligation (see note 14)	146,100	132,110
Deferred income tax liabilities	8,075	2,059
Other long-term liabilities	392	367
	$2,087,229	$1,948,636
For the years ended December 31, 2016, 2015, and 2014, the Company recorded $21.0 million, $22.5 million, and $24.2 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Above-market leases for land interests	$19,695	$18,995	$18,272	$17,301	$16,132
For the years ended December 31, 2016, 2015, and 2014 the Company recognized $33.6 million, $32.8 million, and $29.5 million, respectively, in "site rental revenues" related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ended December 31, 2017 to 2021 are as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Below-market tenant leases	$31,433	$28,221	$25,314	$23,685	$21,405
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $100.9 million and $78.7 million, respectively, as of December 31, 2016 and 2015.

8.	Debt and Other Obligations
See note 19 for a discussion of the Company's 2017 financing activities, including: (1) the issuance of the 2017 February Senior Notes and the utilization of such proceeds and (2) the completion of the amendment to the senior unsecured credit facility("2016 Credit Facility") and utilization of the proceeds therefrom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The table below sets forth the Company's debt and other obligations as of December 31, 2016.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2016		2015	2016	(a)
Bank debt – variable rate:
2016 Revolver	Jan. 2016	Jan. 2021		$—	(b)	$—	N/A	(c)
2016 Term Loan A	Jan. 2016	Jan. 2021		1,954,173		—	1.9%	(c)
2012 Revolver	Jan. 2012	Jan. 2019		—		1,125,000	2.2%
Tranche A Term Loans	Jan. 2012	Jan. 2019		—		627,846	2.2%
Tranche B Term Loans	Jan. 2012	Jan. 2021		—		2,219,602	3.0%
Total bank debt				1,954,173		3,972,448
Securitized debt – fixed rate:
Secured Notes, Series 2009-1, Class A-1	Jul. 2009	Aug. 2019	(d)	51,416		70,219	6.3%
Secured Notes, Series 2009-1, Class A-2	Jul. 2009	Aug. 2029	(d)	68,737		68,658	9.0%
Tower Revenue Notes, Series 2010-2	Jan. 2010	Jan. 2037		—		349,171	N/A
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(e)(f)	1,244,237		1,242,368	6.1%
Tower Revenue Notes, Series 2010-5	Aug. 2010	Aug. 2037		—		298,774	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(e)(f)	993,557		991,749	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(e)(f)	296,573		295,937	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(e)(f)	691,285		690,247	3.7%
Total securitized debt				3,345,805		4,007,123
Bonds – fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,637,099		1,634,989	5.3%
2.381% Secured Notes	Dec. 2012	Dec. 2017		—		497,160	N/A
3.849% Secured Notes	Dec. 2012	Apr. 2023		991,279		989,895	3.8%
4.875% Senior Notes	Apr. 2014	Apr. 2022		840,322		838,579	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,698		—	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		890,118		—	4.5%
3.700% Senior Notes	May 2016	June 2026		741,908		—	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		693,893		—	2.3%
Total bonds				6,644,317		3,960,623
Other:
Capital leases and other obligations	Various	Various	(g)	226,847		209,765	Various
Total debt and other obligations				12,171,142		12,149,959
Less: current maturities and short-term debt and other current obligations				101,749		106,219
Non-current portion of long-term debt and other long-term obligations				$12,069,393		$12,043,740

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2016, the undrawn availability under the 2016 Revolver was $2.5 billion.

(c)
The 2016 Revolver and senior unsecured term loan A ("2016 Term Loan A") bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.125% to 2.000%, based on the Company's senior unsecured debt rating. The Company pays a commitment fee of approximately 0.200% per annum on the undrawn available amount under the 2016 Revolver.

(d)	The Secured Notes, Series 2009-1, Class A-1 and Secured Notes, Series 2009-1, Class A-2 are collectively referred to herein as "2009 Securitized Notes."

(e)
The Tower Revenue Notes, Series 2010-3 ("January 2010 Tower Revenue Notes"), Tower Revenue Notes, Series 2010-6 ("August 2010 Tower Revenue Notes") and Tower Revenue Notes, Series 2015-1 and 2015-2 ("May 2015 Tower Revenue Notes") are collectively referred to herein as "Tower Revenue Notes."

(f)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. The Tower Revenue Notes have principal amounts of $2.3 billion, $300.0 million and $700.0 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively.

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
Bank Debt
In January 2016, the Company completed the 2016 Credit Facility, which was originally comprised of (1) a $2.5 billion 2016 Revolver maturing in January 2021, (2) a $2.0 billion 2016 Term Loan A maturing in January 2021 and (3) $1.0 billion Senior Unsecured 364-Day Revolving Credit Facility ("364-Day Facility") maturing in January 2017.  The Company used the net proceeds from the 2016 Credit Facility (1) to repay the previously outstanding 2012 Credit Facility and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the February 2016 Senior Notes (as defined below) offering to repay in full all outstanding borrowings under the previously outstanding 364-Day Facility.
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
The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes not previously purchased. In April 2014, the Company utilized a portion of the net proceeds from the 4.875% Senior Notes (as defined below) offering to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses) . The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2016, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.2 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
Bonds—Senior Notes.
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("February 2016 Senior Notes"), which consist of (1) $600.0 million aggregate principal amount of 3.400% senior notes with a final maturity date of February 2021 and (2) $900.0 million aggregate principal amount of 4.450% senior notes with a final maturity date of February 2026. The Company used net proceeds from the February 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the previously outstanding 364-Day Facility and (2) repay $500.0 million of outstanding borrowings under the 2016 Revolver.
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consist of (1) $250.0 million aggregate principal amount of additional 3.400% senior notes that were issued pursuant to the same indenture as the 3.400% senior notes issued in the February 2016 Senior Notes offering with a final maturity date of February 2021 and (2) $750.0 million aggregate principal amount of 3.700% senior notes with a final maturity date of June 2026. The Company used net proceeds from the May 2016 Senior Notes offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In September 2016, the Company issued $700.0 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes") with a final maturity date of September 2021. The Company used net proceeds from the September 2016 Senior Notes offering to (1) repay in full the 2.381% Secured Notes (as defined below) issued by certain of its subsidiaries and (2) repay a portion of the outstanding borrowings under the 2016 Revolver.
In April 2014, CCIC issued $850.0 million of senior unsecured notes due in April 2022 ("4.875% Senior Notes"). The net proceeds from the offering were approximately $839 million, after the deduction of associated fees. The Company utilized the net proceeds from the 4.875% Senior Notes offering (1) to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015 and (2) to redeem all of the previously outstanding 7.125% Senior Notes.
The 5.250% senior unsecured notes due 2023 ("5.250% Senior Notes") are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of CCIC and rank pari passu with the other respective high yield bonds of CCIC. The Company used the net proceeds from the 5.250% Senior Notes offering to partially fund the T-Mobile Acquisition.
The February 2016 Senior Notes, May 2016 Senior Notes, September 2016 Senior Notes, 4.875% Senior Notes and 5.250% Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
CCIC may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, and accrued and unpaid interest if any.
Bonds—Secured Notes. The 2012 Secured Notes originally consisted of $500 million aggregate principal amount of 2.381% secured notes due 2017 ("2.381% Secured Notes") and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The 2012 Secured Notes were issued and are guaranteed by the same subsidiaries of CCIC that had previously issued and guaranteed the 7.75% Secured Notes. The 2012 Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 2012 Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 2012 Secured Notes. The 2012 Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 2012 Secured Notes to repurchase and redeem the previously outstanding 7.75% Secured Notes and a portion of the previously outstanding 9% Senior Notes. The 2012 Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any.
Previously Outstanding Indebtedness
Securitized Debt. See above for a discussion of (1) the April 2014 repayment of $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015, (2) the May 2015 repayment of $250.0 million of the August 2010 Tower Revenue Notes with an anticipated repayment date of August 2015, (3) the repayment of all of the previously outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

WCP Securitized Notes and (4) the May 2016 repayment of $350 million and $300 million of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes with anticipated repayment dates of January 2017 and August 2017, respectively.
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
Bonds—Secured Notes. In September 2016, the Company repaid $500 million aggregate principal amount of the 2.381% Secured Notes issued by certain of its subsidiaries. The Company utilized a portion of the net proceeds from the September 2016 Senior Notes offering to repay the previously outstanding 2.381% Secured Notes.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2016. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. See also note 19.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$101,749	$135,908	$139,444	$203,054	$3,125,189	$8,556,333	$12,261,677	$(90,535)	$12,171,142
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2016, 2015, and 2014.

	Year Ending December 31, 2016
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
2012 Revolver	—	—	(1,930)
Tranche A Term Loans	629,375	629,375	(1,498)
Tranche B Term Loans	2,247,015	2,247,015	(27,122)
Tower Revenue Notes, Series 2010-2	350,000	352,796	(3,338)
Tower Revenue Notes, Series 2010-5	300,000	307,176	(8,129)
2.381% Secured Notes	500,000	508,472	(10,274)
Total	$4,026,390	$4,044,834	$(52,291)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $33.8 million related to the write off of deferred financing costs.

	Year Ending December 31, 2015
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
August 2010 Tower Revenue Notes	250,000	250,000	(159)
WCP Securitized Notes	252,830	252,830	2,105
Tranche B Term Loans	564,137	564,137	(6,127)
Other	2,394	2,370	24
Total	$1,069,361	$1,069,337	$(4,157)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $4.2 million related to the net write off of deferred financing costs, premiums and discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2014
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
January 2010 Tower Revenue Notes	300,000	302,990	(3,740)
7.125% Senior Notes	500,000	533,909	(40,889)
Total	$800,000	$836,899	$(44,629)

(a)	Exclusive of accrued interest.

(b)	The losses predominately relate to cash losses, including make whole payments and are inclusive of $7.7 million related to the write off of deferred financing costs and discounts.

9.	Swaps
Foreign Currency Swaps
During May 2015, the Company entered into two previously outstanding foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The Company does not enter into foreign currency swaps for speculative or trading purposes. The foreign currency swaps were originally comprised of the following:

Item Swapped	Notional Amount	Forward Rate	Start Date	End Date	Pay Amount	Receive Amount	Fair Value at December 31, 2016
May 2015 cash receipt from sale of CCAL	A$1,400,000	0.8072	May 2015	June 2015	Australian Dollar	US Dollar	N/A	(a)
Installment payment from Buyer	A$155,000	0.79835	May 2015	January 2016	Australian Dollar	US Dollar	N/A	(b)

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

	Level in Fair Value Hierarchy	December 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$567,599	$567,599	$178,810	$178,810
Restricted cash	1	129,547	129,547	135,731	135,731
Foreign currency swaps	2	—	—	10,479	10,479
Liabilities:
Debt and other obligations	2	$12,171,142	$12,660,013	$12,149,959	$12,555,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is as follows:

	Years Ended December 31,
	2016	2015	2014
Domestic	$349,041	$461,293	$341,070
Foreign(a)	24,813	12,536	(6,000)
	$373,854	$473,829	$335,070

(a)	Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(227)	$495	$213
Foreign	(6,820)	(5,675)	(6,413)
State	(1,231)	(3,981)	(4,415)
Total current	(8,278)	(9,161)	(10,615)
Deferred:
Federal	(7,968)	44,716	23,070
Foreign	(601)	(1,048)	(819)
State	(34)	16,950	(392)
Total deferred	(8,603)	60,618	21,859
Total tax benefit (provision)	$(16,881)	$51,457	$11,244
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2016	2015	2014
Benefit (provision) for income taxes at statutory rate	$(130,849)	$(165,840)	$(117,274)
Tax effect of foreign income (losses)	1,215	(527)	(4,296)
Tax adjustment related to REIT operations	121,092	186,649	132,951
Tax adjustment related to the inclusion of small cells in the REIT(a)	—	33,759	—
Expenses for which no federal tax benefit was recognized	(43)	(414)	(463)
Valuation allowances	(21)	3,000	9,000
State tax (provision) benefit, net of federal	(1,085)	1,210	(3,136)
Foreign tax	(7,421)	(6,723)	(7,232)
Other	231	343	1,694
	$(16,881)	$51,457	$11,244

(a)
During the fourth quarter of 2015, the Company de-recognized the net deferred tax liabilities related to the Company's small cells previously included in one or more TRSs in conjunction with the inclusion of small cells in the REIT in January 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred income tax liabilities:
Property and equipment	$3,945	$334
Deferred site rental receivable	6,192	5,742
Intangible assets	—	—
Total deferred income tax liabilities	10,137	6,076
Deferred income tax assets:
Intangible assets	22,377	40,654
Net operating loss carryforwards	21,143	7,891
Deferred ground lease payable	1,646	1,312
Accrued liabilities	5,511	4,183
Receivables allowance	383	196
Other	1,726	1,252
Valuation allowances	(6,627)	(1,994)
Total deferred income tax assets, net	46,159	53,494
Net deferred income tax asset (liabilities)	$36,022	$47,418
The Company operates as a REIT for U.S. federal income tax purposes. During the fourth quarter of 2015, the Company completed the necessary steps to include its small cells that were previously included in one or more TRSs in the REIT. As a result, during the fourth quarter of 2015, the Company de-recognized the net deferred tax liabilities in conjunction with the inclusion of small cells in the REIT, which resulted in a net non-cash income tax benefit of $33.8 million. Effective January 4, 2016, the Company's small cells that were previously included in one or more TRSs are included in the REIT.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2016			December 31, 2015
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$42,948	$(21)	$42,927	$48,273	$—	$48,273
State	1,170	—	1,170	1,203	—	1,203
Foreign	(1,469)	(6,606)	(8,075)	(64)	(1,994)	(2,058)
Total	$42,649	$(6,627)	$36,022	$49,412	$(1,994)	$47,418
At December 31, 2016, the Company had U.S. federal and state NOLs of approximately $1.3 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $54.1 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2024 and ending in 2036, the state NOLs expire starting in 2017 and ending in 2036, and the foreign NOLs expire starting in 2017 and ending in 2024. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $3.1 million. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2016	2015
Balance at beginning of year	$6,770	$8,333
Additions based on prior year tax positions	116	212
Reductions as a result of the lapse of statute limitations	(3,806)	(1,775)
Balance at end of year	$3,080	$6,770

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
As of December 31, 2016, the Company's deferred tax assets are included in "long-term prepaid rent and other assets, net" and the Company's deferred tax liabilities are included in "other long-term liabilities" on the Company's consolidated balance sheet. See note 2 for a discussion of recently adopted guidance on the presentation of deferred tax assets and deferred tax liabilities.

12.	Equity
"At-The-Market" Stock Offering Program
In August 2015, the Company established an "at-the-market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the year ended December 31, 2016, 3.8 million shares of common stock were sold under the ATM Program, generating net proceeds of $323.8 million after giving effect to sales agent commissions of $3.3 million. The net proceeds from the sales under the ATM Program were used, in part, to fund the TDC Acquisition.
Convertible Preferred Stock Conversion
In October and November 2016, all of the approximately 9.8 million shares of the Company's previously outstanding Convertible Preferred Stock converted to approximately 11.6 million shares of the Company's common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.1880 common shares per each share of Convertible Preferred Stock.
November 2016 Equity Financing
In November 2016, the Company completed an equity offering of approximately 11.4 million shares of common stock, which generated net proceeds of approximately $1.0 billion ("November 2016 Equity Financing"). The Company utilized proceeds from such offering to partially fund the FiberNet Acquisition (as defined in note 19) in January 2017 (see note 19).
Declaration and Payment of Dividends
During the year ended December 31, 2016, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 18, 2016	March 18, 2016	March 31, 2016	$0.885	$300.0	(a)
Common Stock	May 20, 2016	June 17, 2016	June 30, 2016	$0.885	$300.8	(a)
Common Stock	August 2, 2016	September 16, 2016	September 30, 2016	$0.885	$300.3	(a)
Common Stock	October 18, 2016	December 16, 2016	December 30, 2016	$0.95	$344.5	(a)
Convertible Preferred Stock	December 16, 2015	January 16, 2016	February 1, 2016	$1.125	$11.0
Convertible Preferred Stock	March 22, 2016	April 15, 2016	May 2, 2016	$1.125	$11.0
Convertible Preferred Stock	June 28, 2016	July 15, 2016	August 1, 2016	$1.125	$11.0
Convertible Preferred Stock	September 17, 2016	October 15, 2016	November 1, 2016	$1.125	$11.0

(a)	Inclusive of dividends accrued for holders of unvested RSUs and payments of previously accrued dividends for holders of RSUs that have vested during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

See note 19 for further discussion of common stock dividends.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2016 on the Company's common stock and Convertible Preferred Stock.

Equity Type	Payment Date	Dividends Per Share	Ordinary Taxable Dividend Per Share	Qualified Taxable Dividend Per Share (a)	Long-Term Capital Gain Distribution Per Share	Non-Taxable Distribution (per share)
Common Stock	March 31, 2016	$0.885	$0.725	$0.019	$0.076	$0.084
Common Stock	June 30, 2016	$0.885	$0.725	$0.019	$0.076	$0.084
Common Stock	September 30, 2016	$0.885	$0.725	$0.019	$0.076	$0.084
Common Stock	December 30, 2016	$0.950	$0.779	$0.021	$0.081	$0.090
Convertible Preferred Stock	February 1, 2016	$1.125	$1.029	$0.025	$0.096	$—
Convertible Preferred Stock	May 2, 2016	$1.125	$1.029	$0.025	$0.096	$—
Convertible Preferred Stock	August 1, 2016	$1.125	$1.029	$0.025	$0.096	$—
Convertible Preferred Stock	November 1, 2016	$1.125	$1.029	$0.025	$0.096	$—

(a)	Qualified taxable dividend amounts are included in ordinary taxable dividend amounts.
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
The Company has determined that none of the distributions to the Company's shareholders for the tax year ended December 31, 2016 consists of an alternative minimum tax adjustment.
Purchases of the Company's Common Stock
For the years ended December 31, 2016, 2015, and 2014, the Company purchased 0.3 million, 0.3 million, and 0.3 million shares of common stock, respectively, utilizing $24.9 million, $29.7 million, and $21.8 million in cash, respectively.

13.	Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2016, the Company has 12.0 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 2.7 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following is a summary of the RSA and RSU activity during the year ended December 31, 2016.

	RSAs	RSUs
	(In thousands)	(In thousands)
Outstanding at the beginning of year	663	1,777
Granted	—	1,285
Vested	(500)	(328)
Forfeited	(163)	(57)
Outstanding at end of year	—	2,677
The Company granted approximately 1.3 million RSUs to the Company's executives and certain other employees for the year ended December 31, 2016. The Company granted approximately 1.0 million shares of RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2015 and 2014. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2016, 2015, and 2014 was $68.53, $69.96, and $57.78 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2016 was approximately 2.5 years.
The approximately 1.3 million RSUs granted during the year ended December 31, 2016, were comprised of (1) approximately 0.6 million RSUs that time vest over a three-year period, and (2) approximately 0.7 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) compared to that of selected peer companies. Certain RSA and RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain price targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2016, 2015, and 2014, respectively, with market conditions.

	Years Ended December 31,
	2016	2015	2014
Risk-free rate	0.9%	1.0%	0.7%
Expected volatility	19%	19%	22%
Expected dividend rate	4.24%	4.21%	1.93%
The Company recognized aggregate stock-based compensation expense related to RSAs and RSUs of $76.3 million, $57.1 million, and $45.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSAs and RSUs at December 31, 2016 is $62.5 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the awards vested during the three years ended December 31, 2016.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2016	828	$71,325
2015	946	83,244
2014	842	62,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense:
Site rental costs of operations	$14,371	$8,969	$6,565
Network services and other costs of operations	7,717	5,370	4,889
General and administrative expenses	74,450	52,809	44,977
Total stock-based compensation	$96,538	$67,148	$56,431

14.	Commitments and Contingencies
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $11.3 million, $9.9 million, and $9.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, liabilities for retirement obligations were $146.1 million and $132.1 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.

15.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2016. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2016, the weighted-average remaining term of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Tenant leases	$2,990,915	$2,921,032	$2,829,987	$2,642,677	$2,530,603	$5,249,189	$19,164,403
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2016. The Company is obligated under non-cancelable operating leases for land interests under 77% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the wireless infrastructure located on the leased land interest. Approximately 75% and approximately 90% of the Company's towers site rental gross margins for the year ended December 31, 2016 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated wireless infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$573,708	$577,578	$581,588	$579,193	$579,585	$7,741,651	$10,633,303
Rental expense from operating leases was $677.9 million, $657.1 million, and $645.3 million, respectively, for the years ended December 31, 2016, 2015, and 2014. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the wireless infrastructure located on the leased land interests of $96.9 million, $91.8 million, and $88.3 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

16.	Operating Segments and Concentrations of Credit Risk
Operating Segments
During the first quarter of 2016, the Company changed its operating segments to consist of (1) towers and (2) small cells. This change was a result of growth in small cells from a combination of organic growth, capital expenditures, and acquisitions, as well as the continued progression of the integration of Sunesys, which led to changes in how the Company's chief operating decision maker ("CODM") reviews financial information.
The Company's operating segment change aligns with how the CODM views and evaluates the Company's operations, including how the CODM allocates capital and assesses segment performance. The Company has recast its prior period presentation to conform to its current reporting presentation.
The towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The tower segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The small cells segment provides access, including space or capacity, to the Company's approximately 17,000 route miles of fiber primarily supporting small cell networks. To a lesser extent, the small cells segment also offers fiber based solutions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2016
	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$2,830,708	$402,599		$3,233,307
Segment network services and other revenues	603,689	84,229		687,918
Segment revenues	3,434,397	486,828		3,921,225
Segment site rental cost of operations	840,209	147,459		987,668
Segment network services and other cost of operations	344,595	64,859		409,454
Segment cost of operations (a)	1,184,804	212,318		1,397,122
Segment site rental gross margin	1,990,499	255,140		2,245,639
Segment network services and other gross margin	259,094	19,370		278,464
Segment general and administrative expenses (a)	92,903	60,676	143,001	296,580
Segment operating profit	2,156,690	213,834	(143,001)	2,227,523
Stock-based compensation expense			96,538	96,538
Depreciation, amortization and accretion			1,108,551	1,108,551
Interest expense and amortization of deferred financing costs			515,032	515,032
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			133,548	133,548
Income (loss) from continuing operations before income taxes				$373,854
Capital expenditures	$429,526	$409,710	$34,647	$873,883
Total assets (at period end)	$18,394,572	$3,440,600	$839,920	$22,675,092
Total goodwill (at period end)	$5,114,639	$643,037	$—	$5,757,676

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $22.1 million for the year ended December 31, 2016 and (2) prepaid lease purchase price adjustments of $21.3 million for the year ended December 31, 2016. Segment general and administrative expenses exclude stock-based compensation expense of $74.5 million for the year ended December 31, 2016.

(b)	See consolidated statement of operations for further information.

	Year Ending December 31, 2015
	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$2,734,045	$284,368		$3,018,413
Segment network services and other revenues	591,655	53,783		645,438
Segment revenues	3,325,700	338,151		3,663,851
Segment site rental cost of operations	827,175	107,195		934,370
Segment network services and other cost of operations	309,025	43,162		352,187
Segment cost of operations (a)	1,136,200	150,357		1,286,557
Segment site rental gross margin	1,906,870	177,173		2,084,043
Segment network services and other gross margin	282,630	10,621		293,251
Segment general and administrative expenses (a)	91,899	38,379	127,833	258,111
Segment operating profit	2,097,601	149,415	(127,833)	2,119,183
Stock-based compensation expense			67,148	67,148
Depreciation, amortization and accretion			1,036,178	1,036,178
Interest expense and amortization of deferred financing costs			527,128	527,128
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			14,900	14,900
Income (loss) from continuing operations before income taxes				$473,829
Capital expenditures	$564,753	$314,882	$29,257	$908,892
Total assets (at period end)	$17,974,847	$3,511,956	$450,163	$21,936,966
Total goodwill (at period end)	$4,863,847	$649,704	$—	$5,513,551

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $14.3 million for the year ended December 31, 2015 and (2) prepaid lease purchase price adjustments of $20.5 million for the year ended December 31, 2015. Segment general and administrative expenses exclude stock-based compensation expense of $52.8 million for the year ended December 31, 2015.

(b)	See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2014
	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$2,677,932	$188,681		$2,866,613
Segment network services and other revenues	631,787	40,356		672,143
Segment revenues	3,309,719	229,037		3,538,756
Segment site rental cost of operations	814,332	65,282		879,614
Segment network services and other cost of operations	359,901	35,663		395,564
Segment cost of operations (a)	1,174,233	100,945		1,275,178
Segment site rental gross margin	1,863,600	123,399		1,986,999
Segment network services and other gross margin	271,886	4,693		276,579
Segment general and administrative expenses (a)	78,523	25,869	107,929	212,321
Segment operating profit	2,056,963	102,223	(107,929)	2,051,257
Stock-based compensation expense			56,432	56,432
Depreciation, amortization and accretion			985,781	985,781
Interest expense and amortization of deferred financing costs			573,291	573,291
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			100,683	100,683
Income (loss) from continuing operations before income taxes				$335,070

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $11.5 million for the year ended December 31, 2014 and (2) prepaid lease purchase price adjustments of $20.0 million for the year ended December 31, 2014. Segment general and administrative expenses exclude stock-based compensation expense of $44.9 million for the year ended December 31, 2014.

(b)	See consolidated statement of operations for further information.

Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2016	2015	2014
AT&T	27%	27%	26%
T-Mobile	23%	22%	21%
Verizon Wireless	22%	21%	18%
Sprint	16%	19%	25%
Total	88%	89%	90%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

17.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$470,655	$489,970	$491,076
Income taxes paid	13,821	28,771	18,770
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	17,922	(7,042)	11,407
Purchase of property and equipment under capital leases and installment land purchases	52,322	60,270	43,609
Installment payment receivable for sale of CCAL (see note 3)	—	117,384	—

18.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2016:
Net revenues	$934,384	$962,409	$992,016	$1,032,416
Operating income (loss)	211,739	231,185	244,254	262,038
Gains (losses) on retirement of long-term obligations	(30,550)	(11,467)	(10,274)	—
Benefit (provision) for income taxes	(3,872)	(3,884)	(5,041)	(4,084)
Net income (loss) attributable to CCIC stockholders	47,840	86,058	98,366	124,709
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.11	$0.22	$0.26	$0.36
Diluted	$0.11	$0.22	$0.26	$0.36
	Three Months Ended
	March 31	June 30	September 30	December 31
2015:
Net revenues	$900,471	$899,437	$918,107	$945,836
Operating income (loss)	244,911	240,731	230,802	229,736
Gains (losses) on retirement of long-term obligations	24	(4,181)	—	—
Benefit (provision) for income taxes (a)	1,435	4,144	3,801	42,077
Net income (loss) attributable to CCIC stockholders	122,791	1,153,360	103,779	141,062
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.34	$3.43	$0.28	$0.39
Diluted	$0.34	$3.42	$0.28	$0.39

(a)	Inclusive of the tax adjustment of $33.8 million in conjunction with the inclusion of small cells in the REIT in January 2016 . See also notes 11 and 19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

19.	Subsequent Events
FiberNet Acquisition
On November 1, 2016, the Company announced a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that owns or has rights to approximately 11,500 route miles of fiber installed and under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed on the FiberNet Acquisition which was financed using proceeds from its November 2016 Equity Financing and borrowings under the 2016 Revolver. Upon finalization of the valuation, the Company expects that the purchase price will be predominately comprised of property and equipment, site rental contracts and customer relationships, and goodwill.
February 2017 Senior Notes
On February 2, 2017 the Company issued $500 million aggregate principal amount of 4.000% senior unsecured notes with a final maturity date of March 2027 ("February 2017 Senior Notes").
The Company used the net proceeds from the February 2017 Senior Notes offering to repay a portion of the borrowings under the 2016 Revolver.
Credit Facility Amendment
On February 13, 2017, the Company entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 21, 2022.
Common Stock Dividend
On February 17, 2017, the Company declared a quarterly common stock dividend of $0.95 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on March 31, 2017 to common stockholders of record as of March 17, 2017.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2016, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2016:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	11,969,790	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	11,969,790

(a)	See note 13 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	Of these shares remaining available for future issuance, 2,677,441 may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 45.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
(a)(3) Exhibits:
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 15(a)(3).

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2016	$9,574	$4,873	$—	$(3,133)	$—	$11,314
2015	$10,037	$2,958	$—	$(3,421)	$—	$9,574
2014	$7,547	$3,101	$—	$(611)	$—	$10,037

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2016	$1,994	$586	$—	$(2,236)	$—	$6,283	$6,627
2015	$21,038	$164	$—	$(3,000)	$—	$(16,208)	$1,994
2014	$27,264	$1,797	$—	$(9,106)	$—	$1,083	$21,038

(a)	Inclusive of (1) the effects of acquisitions and (2) the inclusion of small cells in the REIT in January 2016.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period		Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
40,153 towers(1)	$7,211,677	(2)	(3)	(3)	$16,120,896	(4)	$(6,446,448)	Various	Various	Up to 20 years

(1)	Amount is exclusive of small cell nodes. No single tower exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)
As of December 31, 2016, $4.6 billion of the Company's debt is secured by (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses).

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a tower-by-tower basis.

(4)	Does not include those towers under construction.

	2016	2015
Gross amount at beginning	$15,110,835	$13,795,914
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions (1)(2)	130,139	424,919
Wireless infrastructure construction and improvements	709,538	713,465
Purchase of land interests	74,579	90,496
Sustaining capital expenditures	55,417	75,888
Other (3)	95,049	61,801
Total additions	1,064,722	1,366,569
Deductions during period:
Cost of real estate sold or disposed	(54,661)	(51,648)
Other	—	—
Total deductions:	(54,661)	(51,648)
Balance at end	$16,120,896	$15,110,835

(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)	Includes acquisitions of wireless infrastructure.

(3)	Predominately relates to the purchase of property and equipment under capital leases and installment land purchases.

	2016	2015
Gross amount of accumulated depreciation at beginning	$(5,648,598)	$(4,917,542)
Additions during period:
Depreciation	(810,549)	(759,332)
Total additions	(810,549)	(759,332)
Deductions during period:
Amount for assets sold or disposed	24,190	23,946
Other	(11,491)	4,330
Total deductions	12,699	28,276
Balance at end	$(6,446,448)	$(5,648,598)

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(ii)	1.1
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

(cc)	2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014
(a)	2.2	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(b)	2.3
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

(c)	2.8	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.9	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(e)	2.10	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(d)	2.11	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(e)	2.12	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(dd)	3.1
Restated Certificate of Incorporation of Crown Castle International Corp. (including the Certificate of Designations of 4.50% Mandatory Convertible Preferred Stock, Series A, incorporated therein as Exhibit I)

(hh)	3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015
(dd)	4.1	Form of Common Stock Certificate
(i)	4.2
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(r)	4.3
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

(s)	4.4
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

Exhibit Number		Exhibit Description
(bb)	4.5
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

(q)	4.6
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(q)	4.7
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(u)	4.8	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023
(dd)	4.9
First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023

(v)	4.10
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.849% Senior Secured Notes due 2023

(aa)	4.11	Base Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(aa)	4.12	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.875% Senior Notes due 2022
(dd)	4.13	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(dd)	4.14	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(ff)	4.15
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

(ff)	4.16
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

(kk)	4.17
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

(pp)	4.19
Sixth Supplemental Indenture dated September 1, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(rr)	4.20
Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(b)	10.1	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

Exhibit Number		Exhibit Description
(nn)	10.2	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016
(nn)	10.3	Amended and Restated Severance Agreement between Crown Castle International Corp. and W. Benjamin Moreland, effective as of June 1, 2016
(f)	10.4	Form of Severance Agreement between Crown Castle International Corp. and E. Blake Hawk
(l)	10.5	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and E. Blake Hawk
(p)	10.6	Form of Amendment to Severance Agreement between Crown Castle International Corp. and E. Blake Hawk, effective April 6, 2009
(x)	10.7	Crown Castle International Corp. 2013 Long-Term Incentive Plan
(oo)	10.8	Amendment to 2013 Long Term Incentive Plan, as amended
(h)	10.9	Form of Severance Agreement between Crown Castle International Corp. and James D. Young
(l)	10.10	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(m)	10.11	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley
(p)	10.12	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young and Philip M. Kelley, effective April 6, 2009
(ll)	10.13	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon and Daniel K. Schlanger
(nn)	10.14	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young, Patrick Slowey and Philip M. Kelley
(nn)	10.15	Crown Castle International Corp. 2016 Executive Management Team Annual Incentive Plan
(nn)	10.16	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement
(nn)	10.17	Summary of Non-employee Director Compensation
(i)	10.18
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

(k)	10.20
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

(i)	10.21
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

(k)	10.22
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

(i)	10.23	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(n)	10.24	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

Exhibit Number		Exhibit Description
(o)	10.25
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(o)	10.26	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(o)	10.27
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(o)	10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(o)	10.29
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(o)	10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(q)	10.31
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(q)	10.32
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(q)	10.33	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
(t)	10.34
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

(v)	10.35
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(w)	10.36	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC
(w)	10.37
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC

(w)	10.38
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC

(w)	10.39
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

(y)	10.40	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.
(z)	10.41	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto
(z)	10.42	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto
(z)	10.43	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto
(z)	10.44	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto
(ee)	10.45	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC

Exhibit Number		Exhibit Description
(gg)	10.46
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

(jj)	10.47	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
(qq)	10.48	Crown Castle International Corp. Extended Service Separation Program
(ss)	10.49
Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Schedule of Subsidiaries of Crown Castle International Corp.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	24	Power of Attorney (included on signature page of this annual report)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the predecessor of Crown Castle International Corp. ("Predecessor Registrant") on Form 8-K (File No. 000-24737) on December 10, 1998.

(b)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on April 12, 1999.

(c)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on June 9, 1999.

(d)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 000-24737) on November 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 8, 2003.

(g)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2003.

(h)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on March 2, 2005.

(i)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on June 9, 2005.

(j)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 29, 2006.

(k)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 5, 2006.

(l)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 7, 2007.

(m)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 15, 2008.

(n)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on February 17, 2005.

(o)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on May 27, 2005.

(p)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 8, 2009.

(q)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 4, 2009.

(r)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on January 20, 2010.

(s)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on August 26, 2010.

(t)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 2, 2012.

(u)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 16, 2012.

(v)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on December 28, 2012.

(w)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 000-24737) for the year ended December 31, 2012.

(x)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (File No. 001-16441) on April 8, 2013.

(y)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on October 21, 2013.

(z)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2013.

(aa)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on April 15, 2014.

(bb)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on July 1, 2014.

(cc)	Incorporated by reference to the exhibit previously filed by the Predecessor Registrant on Form 8-K (File No. 001-16441) on September 23, 2014.

(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended March 31, 2015.

(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 21, 2015.

(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended June 30, 2015.

(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(ii)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 28, 2015.

(jj)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on January 22, 2016.

(kk)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 8, 2016.

(ll)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (File No. 001-16441) for the year ended December 31, 2015.

(mm)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 6, 2016.

(nn)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 24, 2016.

(oo)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (File No. 001-16441) for the quarter ended June 30, 2016.

(pp)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on September 1, 2016.

(qq)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on November 7, 2016.

(rr)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 2, 2017.

(ss)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 13, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2017.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Senior Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2016 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2017.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Senior Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ DALE N. HATFIELD	Director
Dale N. Hatfield

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ W. BENJAMIN MORELAND	Director
W. Benjamin Moreland