Form 10-Q
period 2017-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2017-05-04
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 2, 2017: 366,108,734

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, the "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (10) the anticipated closing of the Proposed Wilcon Acquisition (as defined in note 12), and (11) our anticipated use of proceeds for the May 2017 Equity Financing and 4.75% Senior Notes offering (each of which is defined in note 12).
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,192	$567,599
Restricted cash	115,128	124,547
Receivables, net	302,697	373,532
Prepaid expenses	153,337	128,721
Other current assets	140,095	130,362
Total current assets	916,449	1,324,761
Deferred site rental receivables	1,310,233	1,317,658
Property and equipment, net of accumulated depreciation of $6,823,519 and $6,613,219, respectively	10,293,693	9,805,315
Goodwill	6,530,001	5,757,676
Other intangible assets, net	3,894,362	3,650,072
Long-term prepaid rent and other assets, net	832,104	819,610
Total assets	$23,776,842	$22,675,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,753	$188,516
Accrued interest	84,218	97,019
Deferred revenues	366,758	353,005
Other accrued liabilities	183,584	221,066
Current maturities of debt and other obligations	112,882	101,749
Total current liabilities	902,195	961,355
Debt and other long-term obligations	13,380,091	12,069,393
Other long-term liabilities	2,131,076	2,087,229
Total liabilities	16,413,362	15,117,977
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2017—361,355,043 and December 31, 2016—360,536,659	3,614	3,605
Additional paid-in capital	10,968,564	10,938,236
Accumulated other comprehensive income (loss)	(5,713)	(5,888)
Dividends/distributions in excess of earnings	(3,602,985)	(3,378,838)
Total equity	7,363,480	7,557,115
Total liabilities and equity	$23,776,842	$22,675,092

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Site rental	$856,936	$799,294
Network services and other	159,006	135,090
Net revenues	1,015,942	934,384
Operating expenses:
Costs of operations(a):
Site rental	265,017	252,621
Network services and other	98,808	80,971
General and administrative	100,724	97,581
Asset write-down charges	645	7,959
Acquisition and integration costs	5,650	5,638
Depreciation, amortization and accretion	288,549	277,875
Total operating expenses	759,393	722,645
Operating income (loss)	256,549	211,739
Interest expense and amortization of deferred financing costs	(134,487)	(126,378)
Gains (losses) on retirement of long-term obligations	(3,525)	(30,550)
Interest income	370	174
Other income (expense)	4,600	(3,273)
Income (loss) before income taxes	123,507	51,712
Benefit (provision) for income taxes	(4,369)	(3,872)
Net income (loss)	119,138	47,840
Dividends on preferred stock	—	(10,997)
Net income (loss) attributable to CCIC common stockholders	$119,138	$36,843
Net income (loss)	$119,138	$47,840
Other comprehensive income (loss):
Foreign currency translation adjustments	175	(579)
Total other comprehensive income (loss)	175	(579)
Comprehensive income (loss) attributable to CCIC stockholders	$119,313	$47,261
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders, basic	$0.33	$0.11
Net income (loss) attributable to CCIC common stockholders, diluted	$0.33	$0.11
Weighted-average common shares outstanding (in thousands):
Basic	360,832	334,155
Diluted	361,727	334,929
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$119,138	$47,840
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	288,549	277,875
Gains (losses) on retirement of long-term obligations	3,525	30,550
Amortization of deferred financing costs and other non-cash interest	2,836	4,211
Stock-based compensation expense	22,226	19,895
Asset write-down charges	645	7,959
Deferred income tax benefit (provision)	149	1,860
Other non-cash adjustments, net	(4,440)	2,166
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(12,801)	10,698
Increase (decrease) in accounts payable	(29,849)	(9,417)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(18,446)	16,145
Decrease (increase) in receivables	92,102	58,991
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(17,542)	(31,117)
Net cash provided by (used for) operating activities	446,092	437,656
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,497,253)	(22,029)
Capital expenditures	(262,415)	(193,489)
Net (payments) receipts from settled swaps	(328)	8,141
Other investing activities, net	(3,145)	(369)
Net cash provided by (used for) investing activities	(1,763,141)	(207,746)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	997,890	3,496,901
Principal payments on debt and other long-term obligations	(28,738)	(14,152)
Purchases and redemptions of long-term debt	—	(2,876,390)
Borrowings under revolving credit facility	1,405,000	2,065,000
Payments under revolving credit facility	(1,070,000)	(2,980,000)
Payments for financing costs	(6,761)	(27,421)
Net proceeds from issuance of capital stock	21,937	323,798
Purchases of capital stock	(22,005)	(24,354)
Dividends/distributions paid on common stock	(348,146)	(299,090)
Dividends paid on preferred stock	—	(10,997)
Net (increase) decrease in restricted cash	5,039	1,113
Net cash provided by (used for) financing activities	954,216	(345,592)
Net increase (decrease) in cash and cash equivalents - continuing operations	(362,833)	(115,682)
Discontinued operations:
Net cash provided by (used for) investing activities	—	113,150
Net increase (decrease) in cash and cash equivalents - discontinued operations	—	113,150
Effect of exchange rate changes	426	(576)
Cash and cash equivalents at beginning of period	567,599	178,810
Cash and cash equivalents at end of period	$205,192	$175,702

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2017	360,536,659	$3,605	—	$—	$10,938,236	$(5,888)	$—	$(3,378,838)	$—	$7,557,115
Stock-based compensation related activity, net of forfeitures	822,692	9	—	—	30,396	—	—	—	—	30,405
Purchases and retirement of Common Stock	(246,608)	(2)	—	—	(22,003)	—	—	—	—	(22,005)
Net proceeds from issuance of Common Stock	242,300	2	—	—	21,935	—	—	—	—	21,937
Other comprehensive income (loss)(a)	—	—	—	—	—	175	—	—	—	175
Common stock dividends/distributions	—	—	—	—	—	—	—	(343,285)	—	(343,285)
Net income (loss)	—	—	—	—	—	—	—	119,138	—	119,138
Balance, March 31, 2017	361,355,043	$3,614	—	$—	$10,968,564	$(5,713)	$—	$(3,602,985)	$—	$7,363,480

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($.01 Par)	Shares	($.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Derivative Instruments, net of tax	Dividends/Distributions in Excess of Earnings	Noncontrolling Interest from discontinued operations	Total
Balance, January 1, 2016	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$—	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	243,110	2	—	—	26,873	—	—	—	—	26,875
Purchases and retirement of Common Stock	(283,116)	(3)	—	—	(24,351)	—	—	—	—	(24,354)
Net proceeds from issuance of Common Stock	3,828,064	38	—	—	323,760	—	—	—	—	323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	(579)	—	—	—	(579)
Common stock dividends/distributions	—	—	—	—	—	—	—	(298,810)	—	(298,810)
Preferred stock dividends	—	—	—	—	—	—	—	(10,997)	—	(10,997)
Net income (loss)	—	—	—	—	—	—	—	47,840	—	47,840
Balance, March 31, 2016	337,559,718	$3,375	9,775,000	$98	$9,874,862	$(4,977)	$—	$(2,720,364)	$—	$7,152,994

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2016, and related notes thereto, included in the 2016 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
The Company owns, operates and leases shared wireless infrastructure that has been acquired or constructed over time and is geographically dispersed throughout the United States and Puerto Rico ("U.S."), including: (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks (collectively, "small cells" and, together with towers, "wireless infrastructure").
The Company's core business is providing access, including space or capacity, to its shared wireless infrastructure via long-term contracts in various forms, including licenses, subleases and lease agreements.
The Company's operating segments consist of (1) Towers and (2) Small Cells. See note 10.
As part of the Company's effort to provide comprehensive wireless infrastructure solutions, the Company offers certain network services relating to its wireless infrastructure, consisting of (1) site development services relating to existing or new tenant equipment installations on its wireless infrastructure, including: site acquisition, architectural and engineering, or zoning and permitting and (2) tenant equipment installation or subsequent augmentations.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2017, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2016 Form 10-K, other than certain recent accounting pronouncements described below.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2017 had a material impact on the Company's condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncements Not Yet Adopted
In February 2017, the FASB issued new guidance which clarifies the scope and application on accounting for the de-recognition of non-financial assets and in substance non-financial assets, including sales and partial sales of real estate assets. The new guidance also eliminates the existing industry specific guidance for partial sales of real estate, and requires full gain recognition upon partial sales of real estate. The guidance is effective for the Company as of January 1, 2018. The guidance may be early adopted, but must be adopted concurrently with the FASB's May 2014 guidance on revenue from contracts with customers. The guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

3.	Acquisitions
FiberNet Acquisition
On November 1, 2016, the Company announced a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that, as of the agreement date, owned or had rights to approximately 11,500 route miles of fiber installed and under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed on the FiberNet Acquisition which was financed using proceeds from its November 2016 Equity Financing and borrowings under the 2016 Revolver (see note 4).
The preliminary purchase price allocation for the FiberNet Acquisition is shown below and is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current Assets	$56,456
Property and equipment	450,382
Goodwill(a)	766,739
Other intangible assets, net	325,238
Other non-current assets	72
Current liabilities	(34,097)
Other non-current liabilities	(42,901)
Net assets acquired(b)	$1,521,889

(a)	The preliminary purchase price allocation for the FiberNet Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the FiberNet fiber footprint to support new small cell networks,

•	the complementary nature of the FiberNet fiber to the Company's existing fiber assets and its location in top metro markets where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well positioned to benefit from the continued growth trends in the wireless industry, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)
The vast majority of assets acquired in the FiberNet Acquisition are expected to be included in the Company's REIT and as such, no deferred taxes were recorded in connection with the FiberNet Acquisition.

Net revenues attributable to the FiberNet Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss) since the date the acquisition was completed. For the three months ended March 31, 2017, the FiberNet Acquisition contributed $31.9 million to consolidated net revenues.
See note 12 for a discussion of the Proposed Wilcon Acquisition (as hereinafter defined).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of March 31, 2017(f)		Balance as of December 31, 2016(f)	Stated Interest Rate as of March 31, 2017(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jan. 2022	(e)	$335,000	(b)(d)	$—	2.4%
2016 Term Loan A	Jan. 2016	Jan. 2022	(e)	2,441,545	(e)	1,954,173	2.4%
Total bank debt				2,776,545		1,954,173
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		46,059		51,416	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		69,405		68,737	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,244,704		1,244,237	6.1%
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	994,006		993,557	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	296,733		296,573	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	691,545		691,285	3.7%
Total securitized debt				3,342,452		3,345,805
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,637,626		1,637,099	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		991,625		991,279	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		840,761		840,322	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,784		849,698	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		890,374		890,118	4.5%
3.700% Senior Notes	May 2016	June 2026		742,112		741,908	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		694,441		693,893	2.3%
4.000% Senior Notes	Feb. 2017	Sept. 2027		493,403	(d)	—	4.0%
Total bonds				7,140,126		6,644,317
Other:
Capital leases and other obligations	Various	Various		233,850		226,847	Various
Total debt and other obligations				13,492,973		12,171,142
Less: current maturities and short-term debt and other current obligations				112,882		101,749
Non-current portion of long-term debt and other long-term obligations				$13,380,091		$12,069,393

(a)	See the 2016 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	As of March 31, 2017, the undrawn availability under the 2016 Revolver was $2.2 billion.

(c)
If the respective series of such debt is not paid in full on or prior to an applicable date then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2016 Form 10-K for additional information regarding these provisions.

(d)
In February 2017 the Company issued $500 million aggregate principal amount of 4.000% senior unsecured notes with a final maturity date of March 2027 ("February 2017 Senior Notes"). The Company used the net proceeds from the February 2017 Senior Notes offering to repay a portion of the borrowings under the 2016 Revolver.

(e)
In February 2017, the Company entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.

(f)
Balances reflect debt issuance costs as a direct reduction from the respective carrying amounts of debt, with the exception of debt issuance costs associated with the Company's revolving credit facilities. See note 2.

See note 12 for information regarding our May 2017 financing activities.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2017. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2017	2018	2019	2020	2021	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$87,221	$111,470	$164,485	$152,764	$1,822,635	$11,244,908	$13,583,483	$(90,510)	$13,492,973
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2017	2016
Interest expense on debt obligations	$131,651	$122,167
Amortization of deferred financing costs and adjustments on long-term debt	4,551	5,106
Other, net of capitalized interest	(1,715)	(895)
Total	$134,487	$126,378

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$205,192	$205,192	$567,599	$567,599
Restricted cash, current and non-current	1	120,128	120,128	129,547	129,547
Liabilities:
Total debt and other obligations	2	13,492,973	14,005,423	12,171,142	12,660,013
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2016 in the Company's valuation techniques used to measure fair values.

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
For the three months ended March 31, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's previously outstanding Convertible Preferred Stock, which converted to common stock during the fourth quarter of 2016, as determined under the if-converted method, for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to CCIC stockholders	$119,138	$47,840
Dividends on preferred stock	—	(10,997)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$119,138	$36,843

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	360,832	334,155
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	895	774
Diluted weighted-average number of common shares outstanding	361,727	334,929

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	0.33	0.11
Diluted	0.33	0.11
During the three months ended March 31, 2017, the Company granted 1.2 million restricted stock units. For the three months ended March 31, 2016, 11.4 million common share equivalents, respectively, related to the previously outstanding Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

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

9.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2017, the following dividend was declared and paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 17, 2017	March 17, 2017	March 31, 2017	$0.95	$343.3	(a)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which are paid at the time the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2017, the Company purchased 0.2 million shares of its common stock utilizing $22.0 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
The Company maintains an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the three months ended March 31, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million after giving effect to sales agent commissions of $0.2 million. As of March 31, 2017, the Company had approximately $150 million of gross sales of common stock availability remaining on the ATM Program.
See note 12 for information regarding our May 2017 financing activities.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

10.	Operating Segments
The Company's operating segments are (1) Towers and (2) Small Cells. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Small Cells segment provides access, including space or capacity, to the Company's approximately 27,500 route miles of fiber primarily supporting small cell networks. To a lesser extent, the Small Cells segment also offers other fiber based solutions.
The measurement of profit or loss used by the Company's chief operating decision maker to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$716,536	$140,400		$856,936	$702,840	$96,454		$799,294
Segment network services and other revenues	149,615	9,391		159,006	125,010	10,080		135,090
Segment revenues	866,151	149,791		1,015,942	827,850	106,534		934,384
Segment site rental cost of operations	209,464	47,246		256,710	204,565	37,483		242,048
Segment network services and other cost of operations	88,936	8,229		97,165	69,989	8,035		78,024
Segment cost of operations (a)	298,400	55,475		353,875	274,554	45,518		320,072
Segment site rental gross margin	507,072	93,154		600,226	498,275	58,971		557,246
Segment network services and other gross margin	60,679	1,162		61,841	55,021	2,045		57,066
Segment general and administrative expenses (a)	23,760	17,689	39,206	80,655	23,599	15,522	36,071	75,192
Segment operating profit	543,991	76,627	(39,206)	581,412	529,697	45,494	(36,071)	539,120
Stock-based compensation expense			24,942	24,942			30,705	30,705
Depreciation, amortization and accretion			288,549	288,549			277,875	277,875
Interest expense and amortization of deferred financing costs			134,487	134,487			126,378	126,378
Other income (expenses) to reconcile to income (loss) before income taxes(b)			9,927	9,927			52,450	52,450
Income (loss) before income taxes				$123,507				$51,712
Capital expenditures	$101,475	$154,266	$6,674	$262,415	$111,041	$80,153	$2,295	$193,489
Total assets (at period end)	$18,255,108	$5,053,536	$468,198	$23,776,842	$18,090,100	$3,188,474	$439,677	$21,718,251

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $4.9 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively, and (2) prepaid lease purchase price adjustments of $5.1 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $20.1 million and $22.4 million for the three months ended March 31, 2017 and 2016, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$144,452	$111,469
Income taxes paid	796	6,773
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(17,876)	(8,638)
Purchase of property and equipment under capital leases and installment purchases	9,226	12,269

12.	Subsequent Events
Proposed Wilcon Acquisition
On April 17, 2017, the Company announced that it had entered into a definitive agreement to acquire Wilcon Holdings, LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Proposed Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. The Company expects to finance the Proposed Wilcon Acquisition using one or more liquidity sources, which may include cash on hand, undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities. The Company expects the Proposed Wilcon Acquisition to close in the third quarter of 2017.
May 2017 Equity Financing
On May 1, 2017, the Company completed an offering of 4.75 million shares of its common stock, which generated net proceeds of approximately $440 million ("May 2017 Equity Financing"). The Company intends to use the net proceeds of the May 2017 Equity Financing for general corporate purposes, which may include the funding of acquisitions, including the Proposed Wilcon Acquisition, discretionary investments and the repayment or repurchase of outstanding indebtedness.
4.75% Senior Notes
On May 1, 2017, the Company issued $350 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.75% Senior Notes"). The Company intends to use the net proceeds of the 4.75% Senior Notes offering for general corporate purposes, which may include the funding of acquisitions, including the Proposed Wilcon Acquisition, discretionary investments and the repayment or repurchase of outstanding indebtedness.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2016 Form 10-K. Capitalized terms used but not defined in this Item have the same meaning given to them in our 2016 Form 10-K. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp., and its predecessor, as applicable, and their subsidiaries.

General Overview
Overview
We own, operate and lease shared wireless infrastructure that has been acquired or constructed over time and is geographically dispersed throughout the U.S., and which consists of approximately (1) 40,000 towers and (2) approximately 27,500 route miles of fiber primarily supporting small cell networks. Our towers have a significant presence in the top 100 BTAs, and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 84% of our first quarter 2017 consolidated net revenues. Our Towers operating segment and Small Cells operating segment accounted for 84% and 16% of our first quarter 2017 site rental revenues, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and was contracted for in a prior year.
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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. We seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	purchases of shares of our common stock from time to time;

◦	acquisitions or construction of towers, fiber and small cells;

◦	acquisitions of land interests under towers;

◦	improvements and structural enhancements to our existing wireless infrastructure; or

◦	purchases, repayments or redemptions of our debt.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2017.

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

◦
We expect existing and potential new customer demand for our wireless infrastructure will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells or (6) the availability of additional spectrum.

◦	Tenant additions are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals at the tenant's option, currently representing approximately $19 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 86% of our site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers site rental gross margin and more than 75% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent over one-third of our Towers site rental gross margin.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	79% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

•	During 2017, we have completed the following financing transactions. See notes 4 and 12 to our condensed consolidated financial statements and "Item 2. Liquidity and Capital Resources".

◦	In February 2017, we issued the February 2017 Senior Notes and used the net proceeds to repay a portion of the borrowings under the 2016 Revolver.

◦
In February 2017, we entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.

◦	In May 2017, we issued the 4.75% Senior Notes.

◦	During May 2017, we completed the May 2017 Equity Financing, which generated net proceeds of approximately $440 million.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $446.1 million.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our wireless infrastructure as a result of future anticipated additional demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During the first quarter of 2017, we paid a common stock cash dividend of $0.95 per share, totaling approximately $348.1 million. We currently expect our anticipated quarterly dividends to result in aggregate annualized cash payments of approximately $1.4 billion during the next 12 months, or an annualized amount of $3.80 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $246.4 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦
See notes 3 and 12 to our condensed consolidated financial statements for a discussion of the FiberNet Acquisition and the Proposed Wilcon Acquisitions, respectively, which we expect to leverage to support the construction of new small cells.

Outlook Highlights
The following are certain highlights of our full year 2017 outlook that impact our business fundamentals described above.

•
We expect that our full year 2017 site rental revenue growth will be impacted by (1) a healthy environment for tenant additions, as large wireless carriers upgrade and enhance their networks to meet the increasing need for wireless connectivity, (2) the FiberNet Acquisition (see note 3 to our condensed consolidated financial statements), (3) the Proposed Wilcon Acquisition (see note 12 to our condensed consolidated financial statements), and (4) anticipated non-renewals of tenant leases primarily resulting from our customers' decommissioning of the Acquired Networks.

•
We expect capital expenditures for 2017 to equal or exceed levels from 2016 with a continued increase in the construction of new small cells. We also expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2017.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2016 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2016 Form 10-K).
Our operating segments consist of (1) Towers and (2) Small Cells. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).
Highlights of the Company's results of operations for the three months ended March 31, 2017 and 2016 are depicted below.

($ in thousands)	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$716,536	$702,840	+$13,696	+2%
Small Cells site rental revenues	$140,400	$96,454	+$43,946	+46%
Total site rental revenues	$856,936	$799,294	+$57,642	+7%
Site rental gross margin:
Towers site rental gross margin(b)	$507,072	$498,275	+$8,797	+2%
Small Cells site rental gross margin(b)	$93,154	$58,971	+$34,183	+58%
Total site rental gross margin	$591,919	$546,673	+$45,246	+8%
Network services and other gross margin:
Towers network services and other gross margin(b)	$60,679	$55,021	+$5,658	+10%
Small Cells network services and other gross margin(b)	$1,162	$2,045	$(883)	(43)%
Total network services and other gross margin	$60,198	$54,119	+$6,079	+11%
Segment operating profit:
Towers operating profit(b)	$543,991	$529,697	+$14,294	+3%
Small Cells operating profit(b)	$76,627	$45,494	+$31,133	+68%
Adjusted EBITDA(a)	$581,412	$539,120	+$42,292	+8%
Net income attributable to CCIC common stockholders	$119,138	$36,843	+$82,295	+223%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

(b)
See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Site rental revenues grew $57.6 million, or 7%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This growth was predominately comprised of the factors depicted in the chart below:

($ in millions)
$799
~$41
~$21
~$40
~$28
~$16
$857
Q1 2016 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions, Tower Builds and Other (b)
Less: Non-renewals
Less: Straight-line Adustment
Q1 2017 Site Rental Revenues

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.

Towers site rental revenues for the first quarter of 2017 were $716.5 million and increased by $13.7 million, or 2%, from $702.8 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition completed in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small Cells site rental revenues for the first quarter of 2017 were $140.4 million and increased by $43.9 million, or 46%, from $96.5 million during the same period in the prior year. The increase in Small Cells site rental revenues was predominately (1) impacted by $31.2 million from the FiberNet Acquisition completed in January 2017 and (2) due to the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margins was related to the previously mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Small Cells site rental gross margins was predominately related to the previously mentioned 46% increase in Small Cells site rental revenues.
Towers network services and other gross margin was $60.7 million for the first quarter of 2017 and increased by $5.7 million, or 10%, from $55.0 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first quarter of 2017 were $100.7 million and increased by $3.1 million, or approximately 3%, from $97.6 million during the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges.The increase in general and administrative expenses was primarily related to the growth in our Small Cells business as a result of activities such as (1) the FiberNet Acquisition and (2) the continued expansion in size of our Small Cell segment.
Towers operating profit for the first quarter of 2017 increased by $14.3 million, or 3%, from the same period in the prior year. Towers operating profit was primarily impacted by the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Small Cells operating profit for the first quarter of 2017 increased by $31.1 million, or 68%, from the same period in the prior year. Small Cells operating profit was positively impacted by the previously mentioned FiberNet Acquisition and due to the leasing of newly constructed small cells.
Adjusted EBITDA increased $42.3 million, or 8%, from the first quarter of 2016 to the first quarter of 2017. Adjusted EBITDA was primarily impacted by the growth in our site rental activities in both Towers and Small Cells, including the FiberNet Acquisition as discussed above.
Depreciation, amortization and accretion was $288.5 million for the first quarter of 2017 and increased by $10.6 million, or 4%, from $277.9 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the FiberNet Acquisition.
Interest expense and amortization of deferred financing costs were $134.5 million for the first quarter of 2017 and increased by $8.1 million, from $126.4 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to acquisitions, including the FiberNet Acquisition. See note 3 to our condensed consolidated financial statements.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $3.5 million for the first quarter of 2017 and $30.6 million for the first quarter of 2016. See our 2016 Form 10-K for further discussion of our first quarter 2016 refinancing activities.
For the first quarter of 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2016 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $119.1 million during the first quarter of 2017 compared to income of $36.8 million during the first quarter of 2016. The increase was predominately related to (1) growth in both our

Towers and Small Cells, and (2) a decrease in losses on the retirement of long-term obligation of $27.1 million from the first quarter of 2016 to the first quarter of 2017.

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
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): purchasing our common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing wireless infrastructure, and purchasing, repaying, or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of small cell networks. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and our 2016 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2017, after giving effect to the (1) May 2017 Equity Financing and (2) the issuance of the 4.75% Senior Notes. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2017
(In thousands of dollars)
Cash and cash equivalents(a)	$986,577
Undrawn 2016 Revolver availability(b)	2,156,110
Total debt and other long-term obligations	13,834,135
Total equity	7,803,703

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2016 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $112.9 million (principal payments), (2) common stock dividend payments expected to be at least $3.80 per share, or an aggregate of approximately $1.4 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), and (3) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of March 31, 2017 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) continuing operations:
Operating activities	$446,092	$437,656	$8,436
Investing activities	(1,763,141)	(207,746)	(1,555,395)
Financing activities	954,216	(345,592)	1,299,808
Net increase (decrease) in cash and cash equivalents from continuing operations	(362,833)	(115,682)	(247,151)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	113,150	(113,150)
Effect of exchange rate changes on cash	426	(576)	1,002
Net increase (decrease) in cash and cash equivalents	$(362,407)	$(3,108)	$(359,299)
Operating Activities
Net cash provided by operating activities from continuing operations for the first three months of 2017 increased 2% compared to the first three months of 2016, as net growth in our business was partially offset by changes in working capital. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first three months of 2017 increased $1.6 billion from the first three months of 2016 as a result of the FiberNet Acquisition (see note 3 to our condensed consolidated financial statements for further discussion).
Acquisitions. See note 3 to our condensed consolidated financial statements for a discussion of our FiberNet Acquisition, which closed in January 2017. See note 12 to our condensed consolidated financial statements for a discussion of our Proposed Wilcon Acquisition.
Capital Expenditures
Our capital expenditures are categorized as discretionary or sustaining, as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of improvements to existing wireless infrastructure, construction of new wireless infrastructure, and, to a lesser extent, purchases of land assets under towers as we seek to manage our interests in the land beneath our towers. Improvements to existing wireless infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of wireless infrastructure, (2) the scope, volume, and mix of work performed on the wireless infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Construction of new wireless infrastructure is predominately comprised of the design and construction of fiber and small cells. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) corporate-related capital improvements and (2) maintenance on our wireless infrastructure assets that enable our customers' ongoing quiet enjoyment of the wireless infrastructure.

Capital expenditures for the three months ended March 31, 2017 and 2016 were as follows:
Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of improvements to existing towers. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations of surrounding 2017 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total an aggregate of approximately$1.4 billion during the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
Net cash provided by financing activities for the first three months of 2017 increased $1.3 billion from the first three months of 2016 as a result of our first quarter 2017 financing activities described below.
Credit Facility. In February 2017, we entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to 2022. See note 4 to our condensed consolidated financial statements.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of May 2, 2017, there was no outstanding balance and $2.5 billion in undrawn availability under our 2016 Revolver. See also note 4 to our condensed consolidated financial statements.
Incurrence, Purchases, and Repayments of Debt.
In February 2017, we issued $500 million aggregate principal amount of February 2017 Senior Notes with a final maturity date of March 2027. We utilized the proceeds to repay a portion of the borrowings under the 2016 Revolver. See note 4 to our condensed consolidated financial statements.

In May 2017, we issued $350 million aggregate principal amount of 4.75% Senior Notes due May 2047. We intend to use the proceeds of the 4.75% Senior Notes offering for general corporate purposes, which may include the funding of acquisitions, including the Proposed Wilcon Acquisition, discretionary investments and the repayment or repurchase of outstanding indebtedness. See note 12 to our condensed consolidated financial statements.
Common Stock Activity. As of March 31, 2017 and December 31, 2016, we had 361.4 million and 360.5 million common shares outstanding, respectively. See note 9 to our condensed consolidated financial statements for further discussion of the common stock dividends.
In May 2017, we completed the May 2017 Equity Financing, in which we issued 4.75 million shares of common stock and generated net proceeds of approximately $440 million. We intend to use the proceeds of the May 2017 Equity Financing for general corporate purposes, which may include the funding of acquisitions, including the Proposed Wilcon Acquisition, discretionary investments and the repayment or repurchase of outstanding indebtedness. See note 12 to our condensed consolidated financial statements.
ATM Program. We maintain an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the three months ended March 31, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million. As of May 2, 2017, we had approximately $150 million of gross sales of common stock availability remaining on our ATM Program. See note 9 to our condensed consolidated financial statements.
Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2016 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2016 Form 10-K. The critical accounting policies and estimates for the first three months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements.
See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted.
See note 2 to our condensed consolidated financial statements.

Non-GAAP and Segment Financial Measures
In addition to the non-GAAP measures used herein and as discussed in note 10 to our condensed consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate our operating segments for purposes of making decisions about allocating capital and assessing performance. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$119,138	$47,840
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	645	7,959
Acquisition and integration costs	5,650	5,638
Depreciation, amortization and accretion	288,549	277,875
Amortization of prepaid lease purchase price adjustments	5,077	5,204
Interest expense and amortization of deferred financing costs	134,487	126,378
Gains (losses) on retirement of long-term obligations	3,525	30,550
Interest income	(370)	(174)
Other income (expense)	(4,600)	3,273
Benefit (provision) for income taxes	4,369	3,872
Stock-based compensation expense	24,942	30,705
Adjusted EBITDA	$581,412	$539,120

We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:

•
it is the primary measure used by our management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of our operations;

•
although specific definitions may vary, it is widely used by investors or other interested parties in evaluation of the wireless infrastructure sector and other REITs to measure financial performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets;

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

•	in presentations to our board of directors to enable it to have the same measurement of financial performance used by management;

•	for planning purposes, including preparation of our annual operating budget;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio and interest coverage ratio; and

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios that incorporate concepts such as, or similar to, Adjusted EBITDA.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2016 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the issuance of the 4.75% Senior Notes:

•	the potential refinancing of our existing debt ($13.8 billion outstanding at March 31, 2017 and $12.2 billion at December 31, 2016);

•
our $2.8 billion and $2.0 billion of floating rate debt at March 31, 2017 and December 31, 2016, respectively, which represented approximately 20% and 16% of our total debt, as of March 31, 2017 and as of December 31, 2016, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2017, after giving effect to the issuance of the 4.75% Senior Notes, we had $2.8 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2017, after giving effect to the issuance of the 4.75% Senior Notes. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2016 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2017	2018		2019		2020		2021		Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$41,049	$49,908	$—	$41,360	$—	$29,639	$—	$1,576,385	$—	$9,413,033	$11,151,374	$11,582,775
Average interest rate(b)(c)(d)	4.3%	4.5%		4.7%		4.7%		6.4%	—%	6.4%	5.9%
Variable rate(e)	$46,172	$61,563		$123,125		$123,125		$246,250	—%	$2,181,875	$2,782,110	$2,769,874
Average interest rate(b)	2.6%	3.0%		3.4%		3.6%		3.7%	—	3.7%	3.7%

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

(c)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The tower revenue notes have a principal amount of $2.3 billion, $300 million, and $700 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively..

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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2017	—	$—	—	—
February 1 - February 28, 2017	247	89.23	—	—
March 1 - March 31, 2017	—	—	—	—
Total	247	$—	—	—
We paid $22.0 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 4, 2017	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2017	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
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
Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

(e)	10.2	2017 Executive Management Team Annual Incentive Plan

(e)	10.3	Summary of Non-Employee Director Compensation

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on December 16, 2014.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 2, 2017.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 13, 2017.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on February 23, 2017.