Form 10-Q
period 2017-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2017-08-07
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 4, 2017: 406,267,208

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), (9) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (10) the anticipated closing of the Proposed Lightower Acquisition (as defined in note 12), and (11) our anticipated use of proceeds for the July 2017 Equity Financings and August 2017 Senior Notes Offering (each of which is defined in note 12).
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars, except share amounts)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$199,663	$567,599
Restricted cash	117,913	124,547
Receivables, net	305,982	373,532
Prepaid expenses	175,976	128,721
Other current assets	151,801	130,362
Total current assets	951,335	1,324,761
Deferred site rental receivables	1,299,440	1,317,658
Property and equipment, net of accumulated depreciation of $7,036,587 and $6,613,219, respectively	10,507,736	9,805,315
Goodwill	6,919,358	5,757,676
Other intangible assets, net	3,953,812	3,650,072
Long-term prepaid rent and other assets, net	851,943	819,610
Total assets	$24,483,624	$22,675,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178,927	$188,516
Accrued interest	107,764	97,019
Deferred revenues	387,065	353,005
Other accrued liabilities	209,224	221,066
Current maturities of debt and other obligations	114,932	101,749
Total current liabilities	997,912	961,355
Debt and other long-term obligations	13,726,333	12,069,393
Other long-term liabilities	2,169,070	2,087,229
Total liabilities	16,893,315	15,117,977
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2017—366,115,800 and December 31, 2016—360,536,659	3,661	3,605
Additional paid-in capital	11,433,018	10,938,236
Accumulated other comprehensive income (loss)	(5,183)	(5,888)
Dividends/distributions in excess of earnings	(3,841,187)	(3,378,838)
Total equity	7,590,309	7,557,115
Total liabilities and equity	$24,483,624	$22,675,092

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Site rental	$868,806	$804,600	$1,725,742	$1,603,893
Network services and other	169,529	157,809	328,535	292,899
Net revenues	1,038,335	962,409	2,054,277	1,896,792
Operating expenses:
Costs of operations(a):
Site rental	269,285	252,852	534,302	505,472
Network services and other	104,622	95,867	203,430	176,838
General and administrative	97,736	91,386	198,460	188,967
Asset write-down charges	4,327	11,952	4,972	19,912
Acquisition and integration costs	8,250	3,141	13,900	8,779
Depreciation, amortization and accretion	295,615	276,026	584,164	553,901
Total operating expenses	779,835	731,224	1,539,228	1,453,869
Operating income (loss)	258,500	231,185	515,049	442,923
Interest expense and amortization of deferred financing costs	(141,769)	(129,362)	(276,256)	(255,740)
Gains (losses) on retirement of long-term obligations	—	(11,468)	(3,525)	(42,017)
Interest income	1,027	105	1,397	279
Other income (expense)	(1,106)	(518)	3,494	(3,791)
Income (loss) before income taxes	116,652	89,942	240,159	141,654
Benefit (provision) for income taxes	(4,538)	(3,884)	(8,907)	(7,756)
Net income (loss) attributable to CCIC stockholders	112,114	86,058	231,252	133,898
Dividends on preferred stock	—	(10,997)	—	(21,994)
Net income (loss) attributable to CCIC common stockholders	$112,114	$75,061	$231,252	$111,904
Net income (loss)	$112,114	$86,058	$231,252	$133,898
Other comprehensive income (loss):
Foreign currency translation adjustments	530	971	705	392
Total other comprehensive income (loss)	530	971	705	392
Comprehensive income (loss) attributable to CCIC stockholders	$112,644	$87,029	$231,957	$134,290
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders, basic	$0.31	$0.22	$0.64	$0.33
Net income (loss) attributable to CCIC common stockholders, diluted	$0.31	$0.22	$0.64	$0.33
Weighted-average common shares outstanding (in thousands):
Basic	364,493	337,560	362,662	335,857
Diluted	365,832	338,609	363,892	336,658
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$231,252	$133,898
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	584,164	553,901
Gains (losses) on retirement of long-term obligations	3,525	42,017
Amortization of deferred financing costs and other non-cash interest	5,256	7,993
Stock-based compensation expense	45,232	40,135
Asset write-down charges	4,972	19,912
Deferred income tax benefit (provision)	261	3,947
Other non-cash adjustments, net	(3,486)	1,672
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	10,745	29,964
Increase (decrease) in accounts payable	(16,928)	(6,715)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	23,146	60,896
Decrease (increase) in receivables	91,252	84,776
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(45,282)	(54,215)
Net cash provided by (used for) operating activities	934,109	918,181
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,103,503)	(493,932)
Capital expenditures	(563,361)	(392,997)
Net (payments) receipts from settled swaps	(328)	8,141
Other investing activities, net	(7,032)	1,854
Net cash provided by (used for) investing activities	(2,674,224)	(876,934)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,345,115	4,501,206
Principal payments on debt and other long-term obligations	(59,947)	(43,838)
Purchases and redemptions of long-term debt	—	(3,536,362)
Borrowings under revolving credit facility	1,755,000	3,030,000
Payments under revolving credit facility	(1,405,000)	(3,720,000)
Payments for financing costs	(11,446)	(35,604)
Net proceeds from issuance of capital stock	464,023	323,798
Purchases of capital stock	(22,594)	(24,460)
Dividends/distributions paid on common stock	(696,025)	(597,846)
Dividends paid on preferred stock	—	(21,994)
Net (increase) decrease in restricted cash	2,351	(6,089)
Net cash provided by (used for) financing activities	1,371,477	(131,189)
Net increase (decrease) in cash and cash equivalents - continuing operations	(368,638)	(89,942)
Discontinued operations:
Net cash provided by (used for) investing activities	—	113,150
Net increase (decrease) in cash and cash equivalents - discontinued operations	—	113,150
Effect of exchange rate changes	702	320
Cash and cash equivalents at beginning of period	567,599	178,810
Cash and cash equivalents at end of period	$199,663	$202,338

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, April 1, 2017	361,355,043	$3,614	—	$—	$10,968,564	$(5,713)	$(3,602,985)	$7,363,480
Stock-based compensation related activity, net of forfeitures	16,710	—	—	—	23,005	—	—	23,005
Purchases and retirement of common stock	(5,953)	—	—	—	(589)	—	—	(589)
Net proceeds from issuance of common stock	4,750,000	47	—	—	442,038	—	—	442,085
Other comprehensive income (loss)(a)	—	—	—	—	—	530	—	530
Common stock dividends/distributions	—	—	—	—	—	—	(350,316)	(350,316)
Net income (loss)	—	—	—	—	—	—	112,114	112,114
Balance, June 30, 2017	366,115,800	$3,661	—	$—	$11,433,018	$(5,183)	$(3,841,187)	$7,590,309

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, April 1, 2016	337,559,718	$3,375	9,775,000	$98	$9,874,862	$(4,977)	$(2,720,364)	$7,152,994
Stock-based compensation related activity, net of forfeitures	3,826	—	—	—	20,165	—	—	20,165
Purchases and retirement of common stock	(1,166)	—	—	—	(106)	—	—	(106)
Other comprehensive income (loss)(a)	—	—	—	—	—	971	—	971
Common stock dividends/distributions	—	—	—	—	—	—	(300,778)	(300,778)
Preferred stock dividends	—	—	—	—	—	—	(10,997)	(10,997)
Net income (loss)	—	—	—	—	—	—	86,058	86,058
Balance, June 30, 2016	337,562,378	$3,375	9,775,000	$98	$9,894,921	$(4,006)	$(2,946,081)	$6,948,307

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2017	360,536,659	$3,605	—	$—	$10,938,236	$(5,888)	$(3,378,838)	$7,557,115
Stock-based compensation related activity, net of forfeitures	839,402	8	—	—	53,401	—	—	53,409
Purchases and retirement of capital stock	(252,561)	(3)	—	—	(22,591)	—	—	(22,594)
Net proceeds from issuance of common stock	4,992,300	51	—	—	463,972	—	—	464,023
Other comprehensive income (loss)(a)	—	—	—	—	—	705	—	705
Common stock dividends/distributions	—	—	—	—	—	—	(693,601)	(693,601)
Preferred stock dividends	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	231,252	231,252
Balance, June 30, 2017	366,115,800	$3,661	—	$—	$11,433,018	$(5,183)	$(3,841,187)	$7,590,309

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	CCIC Stockholders
	Common Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2016	333,771,660	$3,338	9,775,000	$98	$9,548,580	$(4,398)	$(2,458,397)	$7,089,221
Stock-based compensation related activity, net of forfeitures	246,936	2	—	—	47,038	—	—	47,040
Purchases and retirement of capital stock	(284,282)	(3)	—	—	(24,457)	—	—	(24,460)
Net proceeds from issuance of common stock	3,828,064	38			323,760			323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	392	—	392
Common stock dividends/distributions	—	—	—	—	—	—	(599,588)	(599,588)
Preferred stock dividends	—	—	—	—	—	—	(21,994)	(21,994)
Net income (loss)	—	—	—	—	—	—	133,898	133,898
Balance, June 30, 2016	337,562,378	$3,375	9,775,000	$98	$9,894,921	$(4,006)	$(2,946,081)	$6,948,307

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2016, and related notes thereto, included in the 2016 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in our 2016 Form 10-K. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
The Company owns, operates and leases shared wireless infrastructure that has been acquired or constructed over time and is geographically dispersed throughout the United States and Puerto Rico ("U.S."), including: (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks and fiber based solutions (collectively, "small cells" and, together with towers, "wireless infrastructure").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2017, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2017 had a material impact on the Company's condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company (1) has established and is progressing through the various steps of a cross functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months; and (3) continues to assess additional impacts to its consolidated financial statements, including the consolidated statement of operations and the consolidated statement of cash flows.
In February 2017, the FASB issued new guidance which clarifies the scope and application on accounting for the de-recognition of non-financial assets and in substance non-financial assets, including sales and partial sales of real estate assets. The new guidance also eliminates the existing industry specific guidance for partial sales of real estate, and requires full gain recognition upon partial sales of real estate. The guidance is effective for the Company as of January 1, 2018. The guidance may be early adopted, but must be adopted concurrently with the FASB's May 2014 guidance on revenue from contracts with customers. The guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented or (2) with the cumulative effect being recognized at the date of initial application. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

3.	Acquisitions
FiberNet Acquisition
On November 1, 2016, the Company announced that it had entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that, as of the agreement date, owned or had rights to approximately 11,500 route miles of fiber installed or under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed the FiberNet Acquisition which was financed using proceeds from its November 2016 Equity Financing and borrowings under the 2016 Revolver (see note 4).
The preliminary purchase price allocation for the FiberNet Acquisition is shown below and is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current Assets	$56,569
Property and equipment	439,961
Goodwill(a)	772,177
Other intangible assets, net	328,138
Other non-current assets	72
Current liabilities	(34,552)
Other non-current liabilities	(41,535)
Net assets acquired(b)	$1,520,830

(a)	The preliminary purchase price allocation for the FiberNet Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the FiberNet fiber footprint to support new small cell networks and fiber based solutions,

•	the complementary nature of the FiberNet fiber to the Company's existing fiber assets and its location in top metro markets where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the wireless industry, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)
The vast majority of assets acquired in the FiberNet Acquisition are expected to be included in the Company's REIT and as such, no deferred taxes were recorded in connection with the FiberNet Acquisition.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Net revenues attributable to the FiberNet Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss) since the date the acquisition was completed. For the six months ended June 30, 2017, the FiberNet Acquisition contributed $71.0 million to consolidated net revenues.
Wilcon Acquisition
On April 17, 2017, the Company announced that it had entered into a definitive agreement to acquire Wilcon Holdings LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. On June 26, 2017, the Company closed the Wilcon Acquisition, which was financed using proceeds from the May 2017 Equity Financing (as defined in note 9) and the 4.75% Senior Notes (as defined in note 4).
The preliminary purchase price of approximately $600 million was primarily comprised of other intangible assets of approximately $130 million, property and equipment of approximately $130 million, and goodwill of approximately $380 million.
The preliminary purchase price allocation for the Wilcon Acquisition resulted in the recognition of goodwill based on (1) the Company's expectation to leverage the Wilcon fiber footprint to support new small cell networks and fiber based solutions, (2) the complementary nature of the Wilcon fiber to the Company's existing fiber assets and its location primarily in Los Angeles and San Diego, where the Company expects to see wireless carrier network investments, (3) the Company's belief that the acquired fiber assets are well positioned to benefit from the continued growth trends in the wireless industry, and (4) other intangibles not qualified for separate recognition, including the assembled workforce. The preliminary purchase price allocation for the Wilcon Acquisition is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.
See note 12 for a discussion of the Proposed Lightower Acquisition (as therein defined).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of June 30, 2017		Balance as of December 31, 2016	Stated Interest Rate as of June 30, 2017(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jan. 2022	(e)	$350,000	(b)(d)(f)	$—	2.6%
2016 Term Loan A	Jan. 2016	Jan. 2022	(e)	2,426,473	(e)	1,954,173	2.6%
Total bank debt				2,776,473		1,954,173
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		41,333		51,416	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		69,438		68,737	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,245,171		1,244,237	6.1%
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	994,456		993,557	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	296,892		296,573	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	691,805		691,285	3.7%
Total securitized debt				3,339,095		3,345,805
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,638,153		1,637,099	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		991,971		991,279	3.8%
4.875% Senior Notes	Apr. 2014	Apr. 2022		841,202		840,322	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,811		849,698	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		890,630		890,118	4.5%
3.700% Senior Notes	May 2016	June 2026		742,316		741,908	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		694,755		693,893	2.3%
4.000% Senior Notes	Feb. 2017	March 2027		493,656	(d)	—	4.0%
4.750% Senior Notes	May 2017	May 2047		342,474	(f)	—	4.8%
Total bonds				7,484,968		6,644,317
Other:
Capital leases and other obligations	Various	Various		240,729		226,847	Various
Total debt and other obligations				13,841,265		12,171,142
Less: current maturities and short-term debt and other current obligations				114,932		101,749
Non-current portion of long-term debt and other long-term obligations				$13,726,333		$12,069,393

(a)	See the 2016 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	As of June 30, 2017, the undrawn availability under the 2016 Revolver was $2.1 billion.

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

(d)
In February 2017, the Company issued $500 million aggregate principal amount of 4.000% senior unsecured notes with a maturity date of March 2027 ("4.0% Senior Notes"). The Company used the net proceeds from the 4.0% Senior Notes offering to repay a portion of the borrowings under the 2016 Revolver.

(e)
In February 2017, the Company entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.

(f)
In May 2017, the Company issued $350 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.75% Senior Notes"). The Company used the net proceeds from the 4.75% Senior Notes offering to partially fund the Wilcon Acquisition and to repay a portion of the borrowings under the 2016 Revolver.

See note 12 for information regarding our August 2017 Senior Notes Offering (as defined therein).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2017. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2017	2018	2019	2020	2021	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$58,607	$113,125	$166,127	$154,255	$1,824,027	$11,619,021	$13,935,162	$(93,897)	$13,841,265
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense on debt obligations	$139,349	$125,580	$271,000	$247,747
Amortization of deferred financing costs and adjustments on long-term debt	4,540	4,815	9,091	9,921
Other, net of capitalized interest	(2,120)	(1,033)	(3,835)	(1,928)
Total	$141,769	$129,362	$276,256	$255,740

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$199,663	$199,663	$567,599	$567,599
Restricted cash, current and non-current	1	122,913	122,913	129,547	129,547
Liabilities:
Total debt and other obligations	2	13,841,265	14,399,704	12,171,142	12,660,013
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
For the six months ended June 30, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's previously outstanding 4.50% Mandatory Convertible Preferred Stock, which converted to common stock during the fourth quarter of 2016, as determined under the if-converted method, for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to CCIC stockholders	$112,114	$86,058	$231,252	$133,898
Dividends on preferred stock	—	(10,997)	—	(21,994)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$112,114	$75,061	$231,252	$111,904

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	364,493	337,560	362,662	335,857
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	1,339	1,049	1,230	801
Diluted weighted-average number of common shares outstanding	365,832	338,609	363,892	336,658

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.31	$0.22	$0.64	$0.33
Diluted	$0.31	$0.22	$0.64	$0.33
During the six months ended June 30, 2017, the Company granted 1.3 million restricted stock units. For the six months ended June 30, 2016, 11.5 million common share equivalents related to the previously outstanding 4.50% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of the end of the respective periods.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

9.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2017, the following dividends were declared and paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 17, 2017	March 17, 2017	March 31, 2017	$0.95	$343.3	(a)
Common Stock	May 18, 2017	June 16, 2017	June 30, 2017	$0.95	$350.3	(a)

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid at the time the restricted stock units vest.
Purchases of the Company's Common Stock
For the six months ended June 30, 2017, the Company purchased 0.3 million shares of its common stock utilizing $22.6 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
The Company maintains an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the six months ended June 30, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million after giving effect to sales agent commissions of $0.2 million. As of June 30, 2017, the Company had approximately $150 million of gross sales of common stock availability remaining on the ATM Program.
May 2017 Equity Financing
On May 1, 2017, the Company completed an offering of 4.75 million shares of its common stock, which generated net proceeds of approximately $442 million ("May 2017 Equity Financing"). The Company used the net proceeds of the May 2017 Equity Financing to partially fund the Wilcon Acquisition.
See note 12 for information regarding our July 2017 Equity Financings (as defined therein).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

10.	Operating Segments
The Company's operating segments are (1) Towers and (2) Small Cells. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Small Cells segment provides access, including space or capacity, to the Company's approximately 29,000 route miles of fiber primarily supporting small cell networks and fiber based solutions.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$717,645	$151,161		$868,806	$705,716	$98,884		$804,600
Segment network services and other revenues	157,977	11,552		169,529	142,053	15,756		157,809
Segment revenues	875,622	162,713		1,038,335	847,769	114,640		962,409
Segment site rental cost of operations	211,204	51,861		263,065	210,444	34,165		244,609
Segment network services and other cost of operations	95,837	8,604		104,441	81,922	12,423		94,345
Segment cost of operations (a)	307,041	60,465		367,506	292,366	46,588		338,954
Segment site rental gross margin	506,441	99,300		605,741	495,272	64,719		559,991
Segment network services and other gross margin	62,140	2,948		65,088	60,131	3,333		63,464
Segment general and administrative expenses (a)	22,875	18,666	40,754	82,295	22,505	15,718	35,563	73,786
Segment operating profit	545,706	83,582	(40,754)	588,534	532,898	52,334	(35,563)	549,669
Stock-based compensation expense			16,835	16,835			21,998	21,998
Depreciation, amortization and accretion			295,615	295,615			276,026	276,026
Interest expense and amortization of deferred financing costs			141,769	141,769			129,362	129,362
Other income (expenses) to reconcile to income (loss) before income taxes(b)			17,663	17,663			32,341	32,341
Income (loss) before income taxes				$116,652				$89,942
Capital expenditures	$106,950	$188,090	$5,906	$300,946	$104,180	$87,450	$7,878	$199,508
Total assets (at period end)	$18,207,697	$5,810,961	$464,966	$24,483,624	$18,479,117	$3,199,577	$474,380	$22,153,074

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $1.4 million and $4.4 million for the three months ended June 30, 2017 and 2016, respectively, and (2) prepaid lease purchase price adjustments of $5.0 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $15.4 million and $17.6 million for the three months ended June 30, 2017 and 2016, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$1,434,181	$291,561		$1,725,742	$1,408,555	$195,338		$1,603,893
Segment network services and other revenues	307,592	20,943		328,535	267,063	25,836		292,899
Segment revenues	1,741,773	312,504		2,054,277	1,675,618	221,174		1,896,792
Segment site rental cost of operations	420,668	99,107		519,775	415,009	71,648		486,657
Segment network services and other cost of operations	184,773	16,833		201,606	151,911	20,458		172,369
Segment cost of operations (a)	605,441	115,940		721,381	566,920	92,106		659,026
Segment site rental gross margin	1,013,513	192,454		1,205,967	993,546	123,690		1,117,236
Segment network services and other gross margin	122,819	4,110		126,929	115,152	5,378		120,530
Segment general and administrative expenses (a)	46,635	36,355	79,960	162,950	46,104	31,240	71,635	148,979
Segment operating profit	1,089,697	160,209	(79,960)	1,169,946	1,062,594	97,828	(71,635)	1,088,787
Stock-based compensation expense			41,777	41,777			52,703	52,703
Depreciation, amortization and accretion			584,164	584,164			553,901	553,901
Interest expense and amortization of deferred financing costs			276,256	276,256			255,740	255,740
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			27,590	27,590			84,789	84,789
Income (loss) from continuing operations before income taxes				$240,159				$141,654
Capital expenditures	$208,425	$342,356	$12,580	$563,361	$215,221	$167,603	$10,173	$392,997

(a)
Segment cost of operations exclude (1) stock-based compensation expense of $6.3 million and $12.7 million for the six months ended June 30, 2017 and 2016, respectively, and (2) prepaid lease purchase price adjustments of $10.1 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $35.5 million and $40.0 million for the six months ended June 30, 2017 and 2016, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$260,255	$217,783
Income taxes paid	10,372	10,186
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(7,825)	(10,197)
Purchase of property and equipment under capital leases and installment purchases	17,933	25,444

12.	Subsequent Events
Proposed Lightower Acquisition
On July 18, 2017, the Company announced that it has entered into a definitive agreement ("Merger Agreement") to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash (subject to certain limited adjustments) ("Proposed Lightower Acquisition"). Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. The Company expects to finance the Proposed Lightower Acquisition, including related fees and expenses, utilizing proceeds from (1) the July 2017 Common Stock Offering (as defined below), (2) the Mandatory Convertible Preferred Stock Offering (as defined below), and (3) the August 2017 Senior Notes Offering (as defined below). The Company expects the Proposed Lightower Acquisition to close by the end of 2017. Completion of the Proposed Lightower Acquisition is subject to customary closing conditions and does not require the approval of the Company's stockholders.
July 2017 Equity Financings
On July 26, 2017, the Company completed an offering of 40.15 million shares of common stock, including certain additional shares sold pursuant to the underwriters' option, which generated net proceeds of approximately $3.8 billion ("July 2017 Common Stock Offering"). The Company intends to use the net proceeds of the July 2017 Common Stock Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses.
On July 26, 2017, the Company completed an offering of 1.65 million shares of the Company's 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share, at $1,000 per share ("Mandatory Convertible Preferred Stock"), including certain additional shares sold pursuant to the underwriters' option, which generated net proceeds of approximately $1.6 billion ("Mandatory Convertible Preferred Stock Offering"). The Company intends to use the net proceeds from the Mandatory Convertible Preferred Stock Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses.
The holders of the Mandatory Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 6.875% on the liquidation preference of $1,000 per share. The dividends may be paid in cash or, subject to certain limitations, in shares of the Company's common stock or any combination of cash and shares of common stock on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2017 and to, and including, August 1, 2020. The terms of the Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
Unless converted earlier, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert on August 1, 2020 into between 8.6806 and 10.4167 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6806, subject to certain anti-dilution adjustments.
The July 2017 Common Stock Offering and Mandatory Convertible Preferred Stock Offering are collectively referred to herein as "July 2017 Equity Financings."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

August 2017 Senior Notes Offering

On August 1, 2017, the Company issued $750 million aggregate principal amount of 3.200% senior unsecured notes due 2024 ("3.2% Senior Notes") and $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due 2027 ("3.65% Senior Notes") (collectively, "August 2017 Senior Notes Offering"). The Company intends to use the net proceeds of the August 2017 Senior Notes Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses.
Common Stock Dividend
On August 3, 2017, the Company's board of directors declared a quarterly common stock cash dividend of $0.95 per share. The common stock dividend will be paid on September 29, 2017 to common stockholders of record as of September 15, 2017.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure that has been acquired or constructed over time and is geographically dispersed throughout the U.S., and which consists of (1) approximately 40,000 towers and (2) approximately 29,000 route miles of fiber primarily supporting small cell networks and fiber based solutions. Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 84% of our second quarter 2017 consolidated net revenues. Our Towers operating segment and Small Cells operating segment accounted for 83% and 17% of our second quarter 2017 site rental revenues, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and was contracted for in a prior year.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2017.

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

◦	See note 6 to our condensed consolidated financial statements for further discussion of our REIT status.

•	Potential growth resulting from wireless network expansion and new entrants caused by increasing demand for data and connectivity

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

◦	After giving effect to the August 2017 Senior Notes Offering, 82% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

•
During 2017, we have completed the following debt and equity financing transactions. See notes 4, 9 and 12 to our condensed consolidated financial statements and "Item 2. MD&A—Liquidity and Capital Resources".

◦	In February 2017, we issued the 4.0% Senior Notes and used the net proceeds to repay a portion of the borrowings under the 2016 Revolver.

◦
In February 2017, we entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.

◦	In May 2017, we issued the 4.75% Senior Notes and used the net proceeds (1) to partially fund the Wilcon Acquisition and (2) to repay a portion of the borrowings under the 2016 Revolver.

◦	During May 2017, we completed the May 2017 Equity Financing, which generated net proceeds of approximately $442 million, and used the net proceeds to partially fund the Wilcon Acquisition.

◦
During July and August 2017, we completed the following financings, the collective proceeds of which we anticipate using to fund the Proposed Lightower Acquisition and pay related fees and expenses (see note 12):

◦	the July 2017 Common Stock Offering, which generated net proceeds of approximately $3.8 billion;

◦	the Mandatory Convertible Preferred Stock Offering, which generated net proceeds of approximately $1.6 billion; and

◦	the August 2017 Senior Notes Offering, which generated net proceeds of approximately $1.7 billion.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $934.1 million.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our wireless infrastructure as a result of future anticipated additional demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of March and June of 2017, we paid a common stock cash dividend of $0.95 per share, totaling approximately $696.0 million. We currently expect our anticipated common stock dividends over the next 12 months to be a cumulative amount of at least $3.80 per share, or an aggregate amount of approximately $1.5 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $527.9 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦
See note 3 to our condensed consolidated financial statements for a discussion of the FiberNet Acquisition and the Wilcon Acquisition and note 12 to our condensed consolidated financial statements for a discussion of the Proposed Lightower Acquisition, all of which we expect to leverage to support the construction of new small cells and fiber.

Outlook Highlights
The following are certain highlights of our full year 2017 outlook that impact our business fundamentals described above.

•
We expect that our full year 2017 site rental revenue growth will be impacted by (1) a healthy environment for tenant additions, as large wireless carriers upgrade and enhance their networks to meet the increasing need for wireless connectivity, (2) the FiberNet Acquisition and the Wilcon Acquisition (see note 3 to our condensed consolidated financial statements), and (3) anticipated non-renewals of tenant leases primarily resulting from our customers' decommissioning of the Acquired Networks.

•
We expect capital expenditures for 2017 to equal or exceed levels from 2016 with a continued increase in the construction of new small cells. We also expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2017.

•	We expect the Proposed Lightower Acquisition to close by the end of 2017.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2016 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in our 2016 Form 10-K).
Our operating segments consist of (1) Towers and (2) Small Cells. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.
See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).

Highlights of the Company's results of operations for the three months ended June 30, 2017 and 2016 are depicted below.

($ in thousands)	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$717,645	$705,716	+$11,929	+2%
Small Cells site rental revenues	$151,161	$98,884	+$52,277	+53%
Total site rental revenues	$868,806	$804,600	+$64,206	+8%
Segment site rental gross margin:
Towers site rental gross margin(b)	$506,441	$495,272	+$11,169	+2%
Small Cells site rental gross margin(b)	$99,300	$64,719	+$34,581	+53%
Segment network services and other gross margin:
Towers network services and other gross margin(b)	$62,140	$60,131	+$2,009	+3%
Small Cells network services and other gross margin(b)	$2,948	$3,333	-$385	-12%
Segment operating profit:
Towers operating profit(b)	$545,706	$532,898	+$12,808	+2%
Small Cells operating profit(b)	$83,582	$52,334	+$31,248	+60%
Adjusted EBITDA(a)	$588,534	$549,669	+$38,865	+7%
Net income attributable to CCIC common stockholders	$112,114	$75,061	+$37,053	+49%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

(b)
See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Site rental revenues grew $64.2 million, or 8%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. This growth was predominately comprised of the factors depicted in the chart below:

($ in millions)

$805
~$45
~$21
~$40
~$24
~$18
$869
Q2 2016 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions, Tower Builds and Other (b)
Less: Non-renewals
Less: Straight-line Adustment
Q2 2017 Site Rental Revenues

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.

Towers site rental revenues for the second quarter of 2017 were $717.6 million and increased by $11.9 million, or 2%, from $705.7 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small Cells site rental revenues for the second quarter of 2017 were $151.2 million and increased by $52.3 million, or 53%, from $98.9 million during the same period in the prior year. The increase in Small Cells site rental revenues was predominately impacted by (1) $37.6 million from the FiberNet Acquisition completed in January 2017 and (2) the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margin was related to the previously mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Small Cells site rental gross margin was predominately related to the previously mentioned 53% increase in Small Cells site rental revenues.
Towers network services and other gross margin was $62.1 million for the second quarter of 2017 and increased by $2.0 million, or 3%, from $60.1 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2017 were $97.7 million and increased by $6.3 million, or approximately 7%, from $91.4 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Small Cells business as a result of activities such as (1) the FiberNet Acquisition and (2) the continued expansion of our Small Cells segment.
Towers operating profit for the second quarter of 2017 increased by $12.8 million, or 2%, from the same period in the prior year. Towers operating profit was primarily impacted by the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Small Cells operating profit for the second quarter of 2017 increased by $31.2 million, or 60%, from the same period in the prior year. Small Cells operating profit was positively impacted by the previously mentioned FiberNet Acquisition and the leasing of newly constructed small cells.
Adjusted EBITDA increased $38.9 million, or 7%, from the second quarter of 2016 to the second quarter of 2017. Adjusted EBITDA was primarily impacted by the growth in our site rental activities in both Towers and Small Cells, including the FiberNet Acquisition as discussed above.
Depreciation, amortization and accretion was $295.6 million for the second quarter of 2017 and increased by $19.6 million, or 7%, from $276.0 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the FiberNet Acquisition.
Interest expense and amortization of deferred financing costs were $141.8 million for the second quarter of 2017 and increased by $12.4 million, from $129.4 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to acquisitions, including the FiberNet Acquisition and Wilcon Acquisition. See note 3 to our condensed consolidated financial statements.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred a loss of $11.5 million for the second quarter of 2016. See our 2016 Form 10-K for further discussion of our first quarter 2016 refinancing activities.
For the second quarter of 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2016 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $112.1 million during the second quarter of 2017 compared to income of $75.1 million during the second quarter of 2016. The increase was predominately related to net growth in both our Towers and Small Cells segments as well as a decrease in the losses on retirement of long-term obligations.

Highlights of the Company's results of operations for the six months ended June 30, 2017 and 2016 are depicted below.

($ in thousands)	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,434,181	$1,408,555	+$25,626	+2%
Small cells site rental revenues	$291,561	$195,338	+$96,223	+49%
Total site rental revenues	$1,725,742	$1,603,893	+$121,849	+8%
Segment site rental gross margin:
Towers site rental gross margin(b)	$1,013,513	$993,546	+$19,967	+2%
Small cells site rental gross margin(b)	$192,454	$123,690	+$68,764	+56%
Segment network services and other gross margin:
Towers network services and other gross margin(b)	$122,819	$115,152	+$7,667	+7%
Small cells network services and other gross margin(b)	$4,110	$5,378	-$1,268	-24%
Segment operating profit:
Towers operating profit(b)	$1,089,697	$1,062,594	+$27,103	+3%
Small cells operating profit(b)	$160,209	$97,828	+$62,381	+64%
Adjusted EBITDA(a)	$1,169,946	$1,088,787	+$81,159	+7%
Net income attributable to CCIC common stockholders	$231,252	$111,904	+$119,348	+107%

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

(b)
See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

Site rental revenues grew $121.8 million, or 8%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This growth was predominately comprised of the factors depicted in the chart below:

($ in millions)
$1,604
~$86
~$42
~$80
~$52
~$34
$1,726
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

Towers site rental revenues for the first six months of 2017 were $1.4 billion and increased by $25.6 million, or 2%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small Cells site rental revenues for the first six months of 2017 were $291.6 million and increased by $96.3 million, or 49%, from $195.3 million during the same period in the prior year. The increase in Small Cells site rental revenue was predominately (1) impacted by $68.8 million from the FiberNet Acquisition completed in January 2017 and (2) due to the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margin was related to the previously mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Small Cells site rental gross margin was predominately related to the previously mentioned 49% increase in Small Cells site rental revenues.
Towers network services and other gross margin was $122.8 million for the first six months of 2017 and increased by $7.7 million, or 7%, from $115.2 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first six months of 2017 were $198.5 million and increased by $9.5 million, or approximately 5%, from $189.0 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Small Cells business as a result of activities such as (1) the FiberNet Acquisition and (2) the continued expansion of our Small Cells segment.
Towers operating profit for the first six months of 2017 increased by $27.1 million, or 3%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities and relatively fixed costs to operate our towers.
Small Cells operating profit for the first six months of 2017 increased by $62.4 million, or 64%, from the same period in the prior year. Small Cells operating profit was positively impacted by the previously mentioned FiberNet Acquisition and the leasing of newly constructed small cells.
Adjusted EBITDA increased $81.2 million, or 7%, from the first six months of 2016 to the first six months of 2017. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both Towers and Small Cells, including the TDC Acquisition and the FiberNet Acquisition as discussed above.
Depreciation, amortization and accretion was $584.2 million for the first six months of 2017 and increased by $30.3 million, or 5%, from $553.9 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the FiberNet Acquisition.
Interest expense and amortization of deferred financing costs were $276.3 million for the first six months of 2017 and increased $20.5 million, or 8%, from $255.7 million during the first six months of 2016. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to acquisitions, including the FiberNet Acquisition and the Wilcon Acquisition. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $42.0 million for the first six months of 2016. See note 4 to our condensed consolidated financial statements.
For the first six months of 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2016 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $231.3 million compared to income of $133.9 million during the first six months of 2016. The increase was predominately due to growth in both our Towers and Small Cells segments as well as a decrease in the losses on retirement of long-term obligations.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2017, after giving effect to the (1) July 2017 Equity Financings and (2) the August 2017 Senior Notes Offerings (but not the application of the net proceeds therefrom). See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2017
(In thousands of dollars)
Cash and cash equivalents(a)	$7,450,871
Undrawn 2016 Revolver availability(b)	2,140,426
Total debt and other long-term obligations	15,577,473
Total equity	12,956,309

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2016 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) the funding of the Proposed Lightower Acquisition, (2) debt service obligations of $114.9 million (principal payments), (3) common stock dividend payments expected to be at least $3.80 per share, or an aggregate amount of approximately $1.5 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (4) Mandatory Convertible Preferred Stock dividend payments of approximately $113 million, and (5) sustaining and discretionary capital expenditures (expected to be equal to or greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of June 30, 2017 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
	2017	2016	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) continuing operations:
Operating activities	$934,109	$918,181	$15,928
Investing activities	(2,674,224)	(876,934)	(1,797,290)
Financing activities	1,371,477	(131,189)	1,502,666
Net increase (decrease) in cash and cash equivalents from continuing operations	(368,638)	(89,942)	(278,696)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	113,150	(113,150)
Effect of exchange rate changes on cash	702	320	382
Net increase (decrease) in cash and cash equivalents	$(367,936)	$23,528	$(391,464)
Operating Activities
Net cash provided by operating activities from continuing operations for the first six months of 2017 increased 2% compared to the first six months of 2016, as net growth in our business was partially offset by changes in working capital. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first six months of 2017 increased $1.8 billion from the first six months of 2016 as a result of the FiberNet Acquisition and the Wilcon Acquisition (see note 3 to our condensed consolidated financial statements for further discussion).
Acquisitions. See note 3 to our condensed consolidated financial statements for a discussion of the FiberNet Acquisition and the Wilcon Acquisition. See note 12 to our condensed consolidated financial statements for a discussion of our Proposed Lightower Acquisition.
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

Capital expenditures for the six months ended June 30, 2017 and 2016 were as follows:
Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of improvements to existing towers. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations of surrounding 2017 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total over the next 12 months at least $3.80 per share, or an aggregate amount of approximately $1.5 billion, subject to future approval by our board of directors), paying dividends on our Mandatory Convertible Preferred Stock (expected to total over the next 12 months approximately $113 million), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
Net cash provided by financing activities for the first six months of 2017 increased $1.5 billion from the first six months of 2016 as a result of our financing activities during the first six months of 2017 described below.
Credit Facility. In February 2017, we entered into an amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to 2022. See note 4 to our condensed consolidated financial statements.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 4, 2017, there was no outstanding balance and $2.5 billion in undrawn availability under our 2016 Revolver. See also note 4 to our condensed consolidated financial statements.

Incurrence, Purchases, and Repayments of Debt.
In February 2017, we issued $500 million aggregate principal amount of 4.0% Senior Notes with a final maturity date of March 2027. We utilized the proceeds to repay a portion of the borrowings under the 2016 Revolver. See note 4 to our condensed consolidated financial statements.
In May 2017, we issued $350 million aggregate principal amount of 4.75% Senior Notes due May 2047. We used the proceeds of the 4.75% Senior Notes offering to partially fund the Wilcon Acquisition and to repay a portion of the borrowings under the 2016 Revolver. See notes 3 and 4 to our condensed consolidated financial statements.
In August 2017, we issued $750 million aggregate principal amount of 3.2% Senior Notes due September 2024 and $1.0 billion aggregate principal amount of 3.65% Senior Notes due September 2027. The Company intends to use the net proceeds of the August 2017 Senior Notes Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses. See note 12 to our condensed consolidated financial statements.
Common Stock Activity. As of August 4, 2017, June 30, 2017 and December 31, 2016, we had 406.3 million, 366.1 million and 360.5 million common shares outstanding, respectively.
In May 2017, we completed the May 2017 Equity Financing, in which we issued 4.75 million shares of common stock and generated net proceeds of approximately $443 million. We used the proceeds of the May 2017 Equity Financing to partially fund the Wilcon Acquisition. See notes 3 and 9 to our condensed consolidated financial statements.
In July 2017, we completed the July 2017 Common Stock Offering, in which we issued 40.15 million shares of common stock and generated net proceeds of approximately $3.8 billion. We intend to use the net proceeds of the July 2017 Common Stock Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses. See note 12 to our condensed consolidated financial statements. See notes 9 and 12 to our condensed consolidated financial statements for further discussion of our common stock dividends.
Convertible Preferred Stock Activity. In July 2017, we issued 1.65 million shares of Mandatory Convertible Preferred Stock and generated net proceeds of approximately $1.6 billion. We intend to use the net proceeds of the Mandatory Convertible Preferred Stock Offering to partially fund the Proposed Lightower Acquisition and pay related fees and expenses. Unless converted earlier, each outstanding share of of the Mandatory Convertible Preferred Stock will automatically convert on August 1, 2020. Currently, each share of Mandatory Convertible Preferred Stock will convert into between 8.6806 shares (based on the current maximum conversion price of $115.20) and 10.4167 shares (based on the current minimum conversion price of $96.00) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6806, subject to certain anti-dilution adjustments. See note 12 to our condensed consolidated financial statements for further discussion of the Mandatory Convertible Preferred Stock Offering.
ATM Program. We maintain an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the six months ended June 30, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million. As of August 4, 2017, we had approximately $150 million of gross sales of common stock availability remaining on our ATM Program. See note 9 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2016 Form 10-K. The critical accounting policies and estimates for the first six months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.
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

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$112,114	$86,058
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,327	11,952
Acquisition and integration costs	8,250	3,141
Depreciation, amortization and accretion	295,615	276,026
Amortization of prepaid lease purchase price adjustments	5,007	5,367
Interest expense and amortization of deferred financing costs	141,769	129,362
Gains (losses) on retirement of long-term obligations	—	11,468
Interest income	(1,027)	(105)
Other income (expense)	1,106	518
Benefit (provision) for income taxes	4,538	3,884
Stock-based compensation expense	16,835	21,998
Adjusted EBITDA	$588,534	$549,669

	Six Months Ended June 30,
	2017	2016
Net income (loss)	$231,252	$133,898
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,972	19,912
Acquisition and integration costs	13,900	8,779
Depreciation, amortization and accretion	584,164	553,901
Amortization of prepaid lease purchase price adjustments	10,084	10,569
Interest expense and amortization of deferred financing costs	276,256	255,740
Gains (losses) on retirement of long-term obligations	3,525	42,017
Interest income	(1,397)	(279)
Other income (expense)	(3,494)	3,791
Benefit (provision) for income taxes	8,907	7,756
Stock-based compensation expense	41,777	52,703
Adjusted EBITDA	$1,169,946	$1,088,787
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the August 2017 Senior Notes Offering:

•	the potential refinancing of our existing debt ($15.6 billion outstanding at June 30, 2017 and $12.2 billion at December 31, 2016);

•
our $2.8 billion and $2.0 billion of floating rate debt at June 30, 2017 and December 31, 2016, respectively, which represented approximately 18% and 16% of our total debt, as of June 30, 2017 and as of December 31, 2016, respectively; and

•	potential future borrowings of incremental debt, including borrowings on our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2017, after giving effect to the August 2017 Senior Notes Offering, we had $2.8 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2017, after giving effect to the August 2017 Senior Notes Offering. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c) to the table below). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2016 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$27,826	$51,562	$43,002	$31,130	$1,577,777	$11,172,146	$12,903,443	$13,377,352
Average interest rate(b)(c)(d)	4.4%	4.5%	4.6%	4.7%	2.9%	5.9%	5.6%
Variable rate(e)	$30,781	$61,563	$123,125	$123,125	$246,250	$2,196,875	$2,781,719	$2,769,560
Average interest rate(b)	2.7%	3.0%	3.2%	3.5%	3.6%	3.7%	3.6%

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
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2016 Form 10-K. Based on recent activities, including the Proposed Lightower Acquisition, we have added the following risk factors.
The Proposed Lightower Acquisition may not be completed within the expected timeframe, if at all, and the pendency of the Proposed Lightower Acquisition could adversely affect our business, financial condition, results of operations and cash flows.
Completion of the Proposed Lightower Acquisition is subject to the satisfaction (or waiver) of a number of conditions, many of which are beyond our control and may prevent, delay or otherwise negatively affect its completion. We cannot predict when these conditions will be satisfied, if at all. Failure to complete the Proposed Lightower Acquisition would, and any delay in completing the Proposed Lightower Acquisition could, prevent us from realizing the anticipated benefits from the Proposed Lightower Acquisition. Additionally, if we fail to close the Proposed Lightower Acquisition and are otherwise in breach of our obligations, we could be liable for damages. Finally, if we fail to close the Proposed Lightower Acquisition before certain milestone dates in the Merger Agreement or the Merger Agreement is terminated due to a failure to obtain necessary regulatory approvals, we are obligated under the Merger Agreement to pay certain delay fees, or potentially, a break up fee to Lightower. The Proposed Lightower Acquisition is expected to close by the end of 2017.
We may fail to realize all of the anticipated benefits of the Proposed Lightower Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating Lightower’s business.
Our ability to realize the anticipated benefits of the Proposed Lightower Acquisition will depend, to a large extent, on our ability to integrate the Lightower business into ours. The integration of an independent business into our business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources prior to closing to prepare for integrating, and post-closing to integrate, Lightower’s business practices and operations with ours, including a larger fiber solutions business than we currently manage. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating Lightower’s business and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the Company after the acquisition and could adversely affect our results of operations. In addition, we could also encounter additional transaction-related costs or other factors, which could cause dilution or decrease or delay the expected benefits of the Proposed Lightower Acquisition and cause a decrease in the market price of our common stock.

Finally, if the Proposed Lightower Acquisition does not provide the level of contribution we currently anticipate, our expectation of increasing our quarterly dividend on our common stock would be negatively impacted.
If we fail to pay scheduled dividends on the Mandatory Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
The terms of the Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 9 to our condensed consolidated financial statements.
The August 2017 Senior Notes are subject to mandatory redemption if the Proposed Lightower Acquisition is not completed on or prior to June 29, 2018 or if the Merger Agreement is terminated any time prior to such date.
We may not be able to consummate the Proposed Lightower Acquisition within the timeframe expected or at all. Many of the conditions to closing in the Merger Agreement are beyond our control, and we may not be able to complete the transactions contemplated by the Merger Agreement on or prior to June 29, 2018. Our obligation to consummate the closing under the Merger Agreement is subject to certain conditions, including, (i) the absence of certain government proceedings or litigation related to the Proposed Lightower Acquisition, (ii) the receipt of governmental approvals with respect to the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iii) the attainment of certain regulatory approvals from the Federal Communications Commission, applicable state public service or public utilities commissions and certain local franchise authorities.
If the Proposed Lightower Acquisition is not completed on or before June 29, 2018 or if the Merger Agreement is terminated at any time prior to such date for any other reason other than consummation of the Proposed Lightower Acquisition, we will be required to redeem all of the outstanding notes on the special mandatory redemption date at a redemption price equal to 101% of the aggregate principal amount of the August 2017 Senior Notes plus accrued and unpaid interest thereon to but excluding the special mandatory redemption date.
Neither the proceeds of this August 2017 Senior Notes Offering nor the July 2017 Equity Financings will be deposited into an escrow account pending any special mandatory redemption of the August 2017 Senior Notes, and there are no restrictions on our use of such proceeds during such time. Our ability to pay the redemption price to holders of the August 2017 Senior Notes in connection with a special mandatory redemption may be limited by our then-existing financial resources, and sufficient funds may not be available when necessary to make any required purchases of such notes. If we fail to redeem the August 2017 Senior Notes of any series in that circumstance, we will be in default under the indenture governing such notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2017	2	$94.47	—	—
May 1 - May 31, 2017	2	101.48	—	—
June 1 - June 30, 2017	2	101.70	—	—
Total	6	$98.95	—	—
We paid $0.6 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.		Description

(c)	2.1
Agreement and Plan of Merger, dated as of July 18, 2017, by and among Crown Castle International Corp., LTS Group Holdings LLC, Berkshire Fund VII-A (LTS) Acquisition Partners, Berkshire Fund VIII-A (LTS) Acquisition Partners, LTS Berkshire Fund VII-A Blocker Corporation, LTS Berkshire Fund VIII-A Blocker Corporation, LTS Co-Invest Blocker LLC, LTS Co-Invest Blocker II LLC, LTS Rollover Blocker LLC, LTS BF VII-A Blocker Merger Sub, Inc., LTS BF VIII-A Blocker Merger Sub, Inc., LTS Co-Invest Blocker Merger Sub, Inc., LTS Co-Invest Blocker II Merger Sub, Inc., LTS Rollover Blocker Merger Sub, Inc., LTS Group Holdings Merger Sub, Inc. and BSR LLC, as equityholders’ representative

(d)	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017

(d)	3.2
Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017

(d)	3.3	Certificate of Elimination of the 4.50% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp.

(a)	3.4	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(b)	4.1
Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(e)	4.2
Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

*	10.1	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on May 1, 2017.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 19, 2017.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 26, 2017.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 1, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 7, 2017	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2017	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)