Form 10-Q
period 2017-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2017-11-07
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Number of shares of common stock outstanding at November 2, 2017: 406,275,091

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our wireless infrastructure, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) anticipated growth in our financial results, including future revenues, margins, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), and (9) our dividend policy and the timing, amount, growth or tax characterization of any dividends.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,719,134	$567,599
Restricted cash	115,730	124,547
Receivables, net	317,856	373,532
Prepaid expenses	167,235	128,721
Other current assets	154,600	130,362
Total current assets	7,474,555	1,324,761
Deferred site rental receivables	1,285,547	1,317,658
Property and equipment, net of accumulated depreciation of $7,247,071 and $6,613,219, respectively	10,599,604	9,805,315
Goodwill	6,905,922	5,757,676
Other intangible assets, net	3,885,311	3,650,072
Long-term prepaid rent and other assets, net	860,817	819,610
Total assets	$31,011,756	$22,675,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179,335	$188,516
Accrued interest	99,467	97,019
Deferred revenues	387,447	353,005
Other accrued liabilities	268,424	221,066
Current maturities of debt and other obligations	114,198	101,749
Total current liabilities	1,048,871	961,355
Debt and other long-term obligations	15,090,217	12,069,393
Other long-term liabilities	2,200,336	2,087,229
Total liabilities	18,339,424	15,117,977
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2017—406,274,802 and December 31, 2016—360,536,659	4,063	3,605
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2017—1,650,000 and December 31, 2016—0; aggregate liquidation value: September 30, 2017—$1,650,000 and December 31, 2016—$0	17	—
Additional paid-in capital	16,818,738	10,938,236
Accumulated other comprehensive income (loss)	(4,959)	(5,888)
Dividends/distributions in excess of earnings	(4,145,527)	(3,378,838)
Total equity	12,672,332	7,557,115
Total liabilities and equity	$31,011,756	$22,675,092

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Site rental	$892,763	$812,032	$2,618,505	$2,415,926
Network services and other	170,475	179,984	499,010	472,883
Net revenues	1,063,238	992,016	3,117,515	2,888,809
Operating expenses:
Costs of operations(a):
Site rental	280,667	256,750	814,969	762,223
Network services and other	106,707	109,228	310,137	286,066
General and administrative	100,772	89,941	299,232	278,909
Asset write-down charges	5,312	8,339	10,284	28,251
Acquisition and integration costs	13,180	2,680	27,080	11,459
Depreciation, amortization and accretion	296,033	280,824	880,197	834,725
Total operating expenses	802,671	747,762	2,341,899	2,201,633
Operating income (loss)	260,567	244,254	775,616	687,176
Interest expense and amortization of deferred financing costs	(154,146)	(129,916)	(430,402)	(385,656)
Gains (losses) on retirement of long-term obligations	—	(10,274)	(3,525)	(52,291)
Interest income	11,188	175	12,585	454
Other income (expense)	(32)	(832)	3,462	(4,623)
Income (loss) before income taxes	117,577	103,407	357,736	245,060
Benefit (provision) for income taxes	(2,383)	(5,041)	(11,290)	(12,797)
Net income (loss) attributable to CCIC stockholders	115,194	98,366	346,446	232,263
Dividends on preferred stock	(29,935)	(10,997)	(29,935)	(32,991)
Net income (loss) attributable to CCIC common stockholders	$85,259	$87,369	$316,511	$199,272
Net income (loss)	$115,194	$98,366	$346,446	$232,263
Other comprehensive income (loss):
Foreign currency translation adjustments	224	(1,535)	929	(1,143)
Total other comprehensive income (loss)	224	(1,535)	929	(1,143)
Comprehensive income (loss) attributable to CCIC stockholders	$115,418	$96,831	$347,375	$231,120
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.22	$0.26	$0.85	$0.59
Net income (loss) attributable to CCIC common stockholders—diluted	$0.21	$0.26	$0.84	$0.59
Weighted-average common shares outstanding (in thousands):
Basic	395,359	337,564	373,561	336,426
Diluted	397,035	338,409	374,992	337,076
Dividends/distributions declared per share of common stock	$0.95	$0.885	$2.85	$2.655
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$346,446	$232,263
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	880,197	834,725
Gains (losses) on retirement of long-term obligations	3,525	52,291
Amortization of deferred financing costs and other non-cash interest	7,637	11,293
Stock-based compensation expense	67,264	60,402
Asset write-down charges	10,284	28,251
Deferred income tax benefit (provision)	330	6,626
Other non-cash adjustments, net	(3,159)	1,548
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	2,448	17,269
Increase (decrease) in accounts payable	(28,561)	(12,469)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	88,101	118,144
Decrease (increase) in receivables	78,520	38,231
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(35,741)	(83,859)
Net cash provided by (used for) operating activities	1,417,291	1,304,715
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,112,887)	(545,162)
Capital expenditures	(851,512)	(614,178)
Net (payments) receipts from settled swaps	(328)	8,141
Other investing activities, net	(6,147)	11,616
Net cash provided by (used for) investing activities	(2,970,874)	(1,139,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,092,323	5,201,010
Principal payments on debt and other long-term obligations	(89,817)	(69,717)
Purchases and redemptions of long-term debt	—	(4,044,834)
Borrowings under revolving credit facility	1,755,000	3,440,000
Payments under revolving credit facility	(1,755,000)	(4,155,000)
Payments for financing costs	(26,684)	(41,471)
Net proceeds from issuance of common stock	4,220,766	323,798
Net proceeds from issuance of preferred stock	1,607,759	—
Purchases of capital stock	(23,037)	(24,759)
Dividends/distributions paid on common stock	(1,082,015)	(896,628)
Dividends paid on preferred stock	—	(32,991)
Net (increase) decrease in restricted cash	4,960	40
Net cash provided by (used for) financing activities	7,704,255	(300,552)
Net increase (decrease) in cash and cash equivalents—continuing operations	6,150,672	(135,420)
Discontinued operations:
Net cash provided by (used for) investing activities	—	113,150
Net increase (decrease) in cash and cash equivalents—discontinued operations	—	113,150
Effect of exchange rate changes	863	(321)
Cash and cash equivalents at beginning of period	567,599	178,810
Cash and cash equivalents at end of period	$6,719,134	$156,219

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, July 1, 2017	366,115,800	$3,661	—	—	—	$—	$11,433,018	$(5,183)	$(3,841,187)	$7,590,309
Stock-based compensation related activity, net of forfeitures	13,261	—	—	—	—	—	22,079	—	—	22,079
Purchases and retirement of common stock	(4,259)	—	—	—	—	—	(443)	—	—	(443)
Net proceeds from issuance of common stock	40,150,000	402	—	—	—	—	3,756,342	—	—	3,756,744
Net proceeds from issuance of preferred stock	—	—	1,650,000	17	—	—	1,607,742	—	—	1,607,759
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	224	—	224
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(389,599)	(389,599)
Preferred stock dividends	—	—	—	—	—	—	—	—	(29,935)	(29,935)
Net income (loss)	—	—	—	—	—	—	—	—	115,194	115,194
Balance, September 30, 2017	406,274,802	$4,063	1,650,000	$17	—	$—	$16,818,738	$(4,959)	$(4,145,527)	$12,672,332

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, July 1, 2016	337,562,378	$3,375	—	—	9,775,000	$98	$9,894,921	$(4,006)	$(2,946,081)	$6,948,307
Stock-based compensation related activity, net of forfeitures	10,784	—	—	—	—	—	20,222	—	—	20,222
Purchases and retirement of common stock	(3,231)	—	—	—	—	—	(299)	—	—	(299)
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	(1,535)	—	(1,535)
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(300,347)	(300,347)
Preferred stock dividends	—	—	—	—	—	—	—	—	(10,997)	(10,997)
Net income (loss)	—	—	—	—	—	—	—	—	98,366	98,366
Balance, September 30, 2016	337,569,931	$3,375	—	$—	9,775,000	$98	$9,914,844	$(5,541)	$(3,159,059)	$6,753,717

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2017	360,536,659	$3,605	—	—	—	$—	$10,938,236	$(5,888)	$(3,378,838)	$7,557,115
Stock-based compensation related activity, net of forfeitures	739,805	7	—	—	—	—	75,482	—	—	75,489
Purchases and retirement of capital stock	(256,820)	(3)	—	—	—	—	(23,034)	—	—	(23,037)
Net proceeds from issuance of common stock	45,255,158	454	—	—	—	—	4,220,312	—	—	4,220,766
Net proceeds from issuance of preferred stock	—	—	1,650,000	17	—	—	1,607,742	—	—	1,607,759
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	929	—	929
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(1,083,200)	(1,083,200)
Preferred stock dividends	—	—	—	—	—	—	—	—	(29,935)	(29,935)
Net income (loss)	—	—	—	—	—	—	—	—	346,446	346,446
Balance, September 30, 2017	406,274,802	$4,063	1,650,000	$17	—	$—	$16,818,738	$(4,959)	$(4,145,527)	$12,672,332

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2016	333,771,660	$3,338	—	—	9,775,000	$98	$9,548,580	$(4,398)	$(2,458,397)	$7,089,221
Stock-based compensation related activity, net of forfeitures	257,720	2	—	—	—	—	67,260	—	—	67,262
Purchases and retirement of capital stock	(287,513)	(3)	—	—	—	—	(24,756)	—	—	(24,759)
Net proceeds from issuance of common stock	3,828,064	38	—	—	—	—	323,760	—	—	323,798
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	(1,143)	—	(1,143)
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(899,934)	(899,934)
Preferred stock dividends	—	—	—	—	—	—	—	—	(32,991)	(32,991)
Net income (loss)	—	—	—	—	—	—	—	—	232,263	232,263
Balance, September 30, 2016	337,569,931	$3,375	—	$—	9,775,000	$98	$9,914,844	$(5,541)	$(3,159,059)	$6,753,717

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2017, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2017 had a material impact on the Company's condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company expects to adopt the guidance effective January 1, 2018 with the cumulative effect being recognized at the date of initial application, and does not expect the guidance to have a material impact on its condensed consolidated financial statements.
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted, however, the Company does not expect to early adopt the new guidance. The Company (1) has established and is progressing through the various steps of a cross functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) continues to assess additional impacts to its condensed consolidated financial statements, including the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Preliminary Purchase Price Allocation
Current Assets	$51,791
Property and equipment	439,961
Goodwill(a)	779,013
Other intangible assets, net(b)	327,338
Other non-current assets	72
Current liabilities	(36,438)
Other non-current liabilities	(40,907)
Net assets acquired(c)	$1,520,830

(a)	The preliminary purchase price allocation for the FiberNet Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the FiberNet fiber footprint to support new small cell networks and fiber based solutions,

•	the complementary nature of the FiberNet fiber to the Company's existing fiber assets and its location in top metro markets where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the wireless industry, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and customer relationships.

(c)
For tax purposes, the Fibernet Acquisition was treated as a purchase of assets. As a result of the tax step-up and the expectation that the vast majority of the assets will be included in the Company's REIT, no deferred taxes were recorded in connection with the FiberNet Acquisition.

Net revenues attributable to the FiberNet Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss) since the date the acquisition was completed. For the nine months ended September 30, 2017, the FiberNet Acquisition contributed $109.0 million to consolidated net revenues.
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
The preliminary purchase price of approximately $600 million was primarily comprised of other intangible assets (predominantly comprised of site rental contracts and customer relationships) of approximately $140 million, property and equipment of approximately $150 million, goodwill of approximately $360 million, offset by deferred revenues of approximately $40 million.
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
Lightower Acquisition
On July 18, 2017, the Company announced that it has entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash, subject to certain limited adjustments ("Lightower Acquisition"). Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, the Company closed the Lightower Acquisition, which was financed using (1) cash on hand, including proceeds from the July 2017 Equity Financings and August 2017 Senior Notes Offering, and (2) borrowings under the 2016 Revolver. Due to the proximity of the closing of the Lightower Acquisition to the 10-Q filing date, the Company was not able to determine the preliminary purchase price allocation or provide pro forma financial information as of the date of this report. See note 12.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

4.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of September 30, 2017		Balance as of December 31, 2016	Stated Interest Rate as of September 30, 2017(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Aug. 2022	(e)	$—	(b)(d)(e)(f)	$—	2.6%
2016 Term Loan A	Jan. 2016	Aug. 2022	(e)	2,411,400	(e)	1,954,173	2.6%
Total bank debt				2,411,400		1,954,173
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		36,595		51,416	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		69,469		68,737	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	1,245,639		1,244,237	6.1%
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	994,905		993,557	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	297,051		296,573	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	692,065		691,285	3.7%
Total securitized debt				3,335,724		3,345,805
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,638,680		1,637,099	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		992,317		991,279	3.8%
4.875% Senior Notes	Apr. 2014	Apr. 2022		841,645		840,322	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,836		849,698	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		890,887		890,118	4.5%
3.700% Senior Notes	May 2016	June 2026		742,521		741,908	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		695,069		693,893	2.3%
4.000% Senior Notes	Feb. 2017	March 2027		493,810	(d)	—	4.0%
4.750% Senior Notes	May 2017	May 2047		342,524	(f)	—	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		741,561	(g)	—	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		990,734	(g)	—	3.7%
Total bonds				9,219,584		6,644,317
Other:
Capital leases and other obligations	Various	Various		237,707		226,847	Various
Total debt and other obligations				15,204,415		12,171,142
Less: current maturities and short-term debt and other current obligations				114,198		101,749
Non-current portion of long-term debt and other long-term obligations				$15,090,217		$12,069,393

(a)	See the 2016 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
As of September 30, 2017, the undrawn availability under the 2016 Revolver was $3.5 billion. In November 2017, the Company used proceeds from its 2016 Revolver to partially fund the Lightower Acqusition. See notes 3 and 12.

(c)
If the respective series of such debt is not paid in full on or prior to an applicable date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2016 Form 10-K for additional information regarding these provisions.

(d)
In February 2017, the Company issued $500 million aggregate principal amount of 4.000% senior unsecured notes with a maturity date of March 2027 ("4.0% Senior Notes"). The Company used the net proceeds from the 4.0% Senior Notes offering to repay a portion of the borrowings under the 2016 Revolver.

(e)
In February 2017, the Company entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022. In August 2017, the Company entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, to total commitments of $3.5 billion, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.

(f)
In May 2017, the Company issued $350 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.75% Senior Notes"). The Company used the net proceeds from the 4.75% Senior Notes offering to partially fund the Wilcon Acquisition and to repay a portion of the borrowings under the 2016 Revolver.

(g)
In August 2017, the Company issued $750 million aggregate principal amount of 3.200% senior unsecured notes due September 2024 ("3.2% Senior Notes") and $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due September 2027 ("3.65% Senior Notes") (collectively, "August 2017

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Senior Notes Offering"). The Company used the net proceeds of the August 2017 Senior Notes Offering to partially fund the Lightower Acquisition and pay related fees and expenses. See notes 3 and 12.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2017. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2017	2018	2019	2020	2021	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$29,588	$113,667	$166,726	$154,989	$1,824,666	$13,022,295	$15,311,931	$(107,516)	$15,204,415
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense on debt obligations	$151,765	$126,616	$422,765	$374,363
Amortization of deferred financing costs and adjustments on long-term debt	4,882	4,601	13,973	14,522
Other, net of capitalized interest	(2,501)	(1,301)	(6,336)	(3,229)
Total	$154,146	$129,916	$430,402	$385,656

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$6,719,134	$6,719,134	$567,599	$567,599
Restricted cash, current and non-current	1	120,730	120,730	129,547	129,547
Liabilities:
Total debt and other obligations	2	15,204,415	15,848,408	12,171,142	12,660,013
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
For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's 6.875% Mandatory Convertible Preferred Stock (as defined in note 9), as determined under the if-converted method. For the three and nine months ended September 30, 2016, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's previously outstanding 4.50% Mandatory Convertible Preferred Stock, which converted to common stock during the fourth quarter of 2016, as determined under the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to CCIC stockholders	$115,194	$98,366	$346,446	$232,263
Dividends on preferred stock	(29,935)	(10,997)	(29,935)	(32,991)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$85,259	$87,369	$316,511	$199,272

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	395,359	337,564	373,561	336,426
Effect of assumed dilution from potential common shares relating to restricted stock units and restricted stock awards	1,676	845	1,431	650
Diluted weighted-average number of common shares outstanding	397,035	338,409	374,992	337,076

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.22	$0.26	$0.85	$0.59
Diluted	$0.21	$0.26	$0.84	$0.59
During the nine months ended September 30, 2017, the Company granted 1.3 million restricted stock units. For both the three and nine months ended September 30, 2017, 15.9 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of September 30, 2017. For both the three and nine months ended September 30, 2016, 11.6 million common share equivalents related to the previously outstanding 4.50% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of September 30, 2016.

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

9.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2017, the following dividends were declared and paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 17, 2017	March 17, 2017	March 31, 2017	$0.95	$343.3	(a)
Common Stock	May 18, 2017	June 16, 2017	June 30, 2017	$0.95	$350.3	(a)
Common Stock	August 3, 2017	September 15, 2017	September 29, 2017	$0.95	$389.6	(a)
6.875% Mandatory Convertible Preferred Stock	September 21, 2017	October 15, 2017	November 1, 2017	$18.1424	$29.9

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See note 12 for a discussion of the Company's October 2017 declaration of its quarterly common stock dividend.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2017, the Company purchased 0.3 million shares of its common stock utilizing $23.0 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
"At the Market" Stock Offering Program
The Company maintains an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the nine months ended September 30, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million after giving effect to sales agent commissions of $0.2 million. As of September 30, 2017, the Company had approximately $150 million of gross sales of common stock availability remaining under the ATM Program.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

July 2017 Equity Financings
On July 26, 2017, the Company completed an offering of 40.15 million shares of common stock, including certain additional shares sold pursuant to the underwriters' option, which generated net proceeds of approximately $3.8 billion ("July 2017 Common Stock Offering"). The Company used the net proceeds of the July 2017 Common Stock Offering to partially fund the Lightower Acquisition and pay related fees and expenses. See note 12.
On July 26, 2017, the Company completed an offering of 1.65 million shares of the Company's 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share, at $1,000 per share ("6.875% Mandatory Convertible Preferred Stock"), including certain additional shares sold pursuant to the underwriters' option, which generated net proceeds of approximately $1.6 billion ("Mandatory Convertible Preferred Stock Offering"). The Company used the net proceeds from the Mandatory Convertible Preferred Stock Offering to partially fund the Lightower Acquisition and pay related fees and expenses. See note 12.
The holders of the 6.875% Mandatory Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 6.875% on the liquidation preference of $1,000 per share. The dividends may be paid in cash or, subject to certain limitations, in shares of the Company's common stock or any combination of cash and shares of common stock on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2017 and to, and including, August 1, 2020. The terms of the 6.875% Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of 6.875% Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert on August 1, 2020 into between 8.6806 and 10.4167 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6806, subject to certain anti-dilution adjustments.
The July 2017 Common Stock Offering and Mandatory Convertible Preferred Stock Offering are collectively referred to herein as "July 2017 Equity Financings."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

10.	Operating Segments
The Company's operating segments are (1) Towers and (2) Small Cells. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Small Cells segment provides access, including space or capacity, to the Company's approximately 32,000 route miles of fiber primarily supporting small cell networks and fiber based solutions.
The measurements of profit or loss used by the Company's chief operating decision maker to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin, and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$724,813	$167,950		$892,763	$709,603	$102,429		$812,032
Segment network services and other revenues	153,001	17,474		170,475	166,979	13,005		179,984
Segment revenues	877,814	185,424		1,063,238	876,582	115,434		992,016
Segment site rental cost of operations	212,037	59,319		271,356	210,322	37,754		248,076
Segment network services and other cost of operations	90,845	14,245		105,090	97,395	10,194		107,589
Segment cost of operations (a)	302,882	73,564		376,446	307,717	47,948		355,665
Segment site rental gross margin	512,776	108,631		621,407	499,281	64,675		563,956
Segment network services and other gross margin	62,156	3,229		65,385	69,584	2,811		72,395
Segment general and administrative expenses (a)	22,490	18,415	41,085	81,990	22,225	14,480	35,526	72,231
Segment operating profit (loss)	552,442	93,445	(41,085)	604,802	546,640	53,006	(35,526)	564,120
Stock-based compensation expense			24,681	24,681			22,594	22,594
Depreciation, amortization and accretion			296,033	296,033			280,824	280,824
Interest expense and amortization of deferred financing costs			154,146	154,146			129,916	129,916
Other income (expenses) to reconcile to income (loss) before income taxes(b)			12,365	12,365			27,379	27,379
Income (loss) before income taxes				$117,577				$103,407
Capital expenditures	$108,625	$171,650	$7,876	$288,151	$103,679	$111,885	$5,617	$221,181
Total assets (at period end)	$18,099,103	$5,927,354	$6,985,299	$31,011,756	$18,466,528	$3,298,927	$406,268	$22,171,723

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $5.9 million and $4.9 million for the three months ended September 30, 2017 and 2016, respectively, and (2) prepaid lease purchase price adjustments of $5.0 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $18.8 million and $17.7 million for the three months ended September 30, 2017 and 2016, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Towers	Small Cells	Other	Consolidated Total	Towers	Small Cells	Other	Consolidated Total
Segment site rental revenues	$2,158,994	$459,511		$2,618,505	$2,118,159	$297,767		$2,415,926
Segment network services and other revenues	460,593	38,417		499,010	434,042	38,841		472,883
Segment revenues	2,619,587	497,928		3,117,515	2,552,201	336,608		2,888,809
Segment site rental cost of operations	632,705	158,426		791,131	625,331	109,402		734,733
Segment network services and other cost of operations	275,618	31,078		306,696	249,306	30,652		279,958
Segment cost of operations (a)	908,323	189,504		1,097,827	874,637	140,054		1,014,691
Segment site rental gross margin	1,526,289	301,085		1,827,374	1,492,828	188,365		1,681,193
Segment network services and other gross margin	184,975	7,339		192,314	184,736	8,189		192,925
Segment general and administrative expenses (a)	69,125	54,770	121,045	244,940	68,329	45,720	107,161	221,210
Segment operating profit (loss)	1,642,139	253,654	(121,045)	1,774,748	1,609,235	150,834	(107,161)	1,652,908
Stock-based compensation expense			66,458	66,458			75,297	75,297
Depreciation, amortization and accretion			880,197	880,197			834,725	834,725
Interest expense and amortization of deferred financing costs			430,402	430,402			385,656	385,656
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			39,955	39,955			112,170	112,170
Income (loss) from continuing operations before income taxes				$357,736				$245,060
Capital expenditures	$317,050	$514,006	$20,456	$851,512	$318,900	$279,488	$15,790	$614,178

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $12.2 million and $17.6 million for the nine months ended September 30, 2017 and 2016, respectively, and (2) prepaid lease purchase price adjustments of $15.1 million and $16.0 million for the nine months ended September 30, 2017 and 2016, respectively. Segment general and administrative expenses exclude stock-based compensation expense of $54.3 million and $57.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

11.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$420,317	$357,094
Income taxes paid	13,853	11,740
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(5,282)	1,390
Purchase of property and equipment under capital leases and installment purchases	25,189	40,295
Preferred stock dividends declared but not paid (see note 9)	29,935	10,997

12.	Subsequent Events
Lightower Acquisition
On November 1, 2017, the Company closed the Lightower Acquisition. See note 3 for further discussion of the Lightower Acquisition.
Common Stock Dividend
On October 15, 2017, the Company's board of directors declared a quarterly common stock cash dividend of $1.05 per share. The common stock dividend will be paid on December 29, 2017 to common stockholders of record as of December 15, 2017.

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

General Overview
Overview
We own, operate and lease shared wireless infrastructure that has been acquired or constructed over time and is geographically dispersed throughout the U.S., and which consists of (1) approximately 40,000 towers and (2) over 60,000 route miles of fiber, after giving effect to the Lightower Acquisition, primarily supporting small cell networks and fiber based solutions. Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our fiber is located in major metropolitan areas. Site rental revenues represented 84% of our third quarter 2017 consolidated net revenues. Our Towers operating segment and Small Cells operating segment accounted for 81% and 19% of our third quarter 2017 site rental revenues, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and was contracted for in a prior year.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2017.

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

◦	Tenant additions are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our wireless infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $18 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 84% of our site rental revenues were derived from AT&T, Sprint, T-Mobile, and Verizon Wireless. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers segment site rental gross margin and more than 75% of our Towers segment site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned amounts include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent over one-third of our Towers segment site rental gross margin.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	After giving effect to the closing of the Lightower Acquisition, 81% of our debt is fixed rate.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

•
During 2017, we have completed the following debt and equity financing transactions (see notes 4, and 9 to our condensed consolidated financial statements and "Item 2. MD&A—Liquidity and Capital Resources")

◦	In February 2017, we issued the 4.0% Senior Notes and used the net proceeds to repay a portion of the borrowings under the 2016 Revolver.

◦
In February 2017, we entered into an amendment to the Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.

◦	In May 2017, we issued the 4.75% Senior Notes and used the net proceeds (1) to partially fund the Wilcon Acquisition and (2) to repay a portion of the borrowings under the 2016 Revolver.

◦	During May 2017, we completed the May 2017 Equity Financing, which generated net proceeds of approximately $442 million, and used the net proceeds to partially fund the Wilcon Acquisition.

◦	During July and August 2017, we completed the following financings, the aggregate proceeds of which we used to partially fund the Lightower Acquisition and pay related fees and expenses (see note 12):

◦	the July 2017 Common Stock Offering, which generated net proceeds of approximately $3.8 billion;

◦	the Mandatory Convertible Preferred Stock Offering, which generated net proceeds of approximately $1.6 billion; and

◦	the August 2017 Senior Notes Offering, which generated net proceeds of approximately $1.7 billion.

◦
During August 2017, we entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.4 billion.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our wireless infrastructure as a result of future anticipated additional demand for our wireless infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of the first three quarters of 2017, we paid a common stock cash dividend of $0.95 per share, totaling approximately $1.1 billion. In October 2017, we increased our quarterly common stock dividend to $1.05 per share, from an annualized amount of $3.80 per share to an annualized amount of $4.20 per share. As such, our board of directors declared a quarterly common stock cash dividend of $1.05 per share in October 2017, which represents an increase of 11% from the quarterly common stock cash dividend declared during the first three quarters of 2017. We currently expect our anticipated common stock cash dividends over the next 12 months to be a cumulative amount of at least $4.20 per share, or an aggregate amount of at least $1.7 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to the approval of our board of directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $791.8 million, including wireless infrastructure improvements in order to support additional site rentals, construction of wireless infrastructure and land purchases.

◦
See note 3 to our condensed consolidated financial statements for a discussion of the FiberNet Acquisition and the Wilcon Acquisition and notes 3 and 12 to our condensed consolidated financial statements and "Lightower Acquisition" below for a discussion of the Lightower Acquisition, all of which we expect to leverage to support the construction of new small cells and fiber.

Lightower Acquisition
In July 2017, we entered into a definitive agreement to acquire Lightower for approximately $7.1 billion in cash, subject to certain limited adjustments. On November 1, 2017, we closed the Lightower Acquisition, which was financed using (1) cash on hand, including the proceeds from the July 2017 Equity Offerings and August 2017 Senior Notes Offering, and (2) borrowings under the 2016 Revolver. Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. See notes 3 and 12 to our condensed consolidated financial statements.
Outlook Highlights
The following are certain highlights of our full year 2017 and 2018 outlook that impact our business fundamentals described above.

•
We expect that our full year 2017 and 2018 site rental revenue growth will be impacted by (1) a healthy environment for tenant additions, as large wireless carriers upgrade and enhance their networks to meet the increasing need for wireless connectivity, (2) a contribution of $885 to $905 million to site rental revenue during 2018 from the FiberNet Acquisition, the Wilcon Acquisition and the Lightower Acquisition, collectively (see notes 3 and 12 to our condensed consolidated financial statements), and (3) anticipated non-renewals of tenant leases primarily resulting from our customers' decommissioning of the Acquired Networks.

•
We expect capital expenditures for 2017 and 2018 to exceed levels from 2016 with a continued increase in the construction of new small cells. We also expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2017 and 2018.

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
Highlights of the Company's results of operations for the three months ended September 30, 2017 and 2016 are depicted below.

($ in thousands)	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$724,813	$709,603	+$15,210	+2%
Small Cells site rental revenues	$167,950	$102,429	+$65,521	+64%
Total site rental revenues	$892,763	$812,032	+$80,731	+10%
Segment site rental gross margin:
Towers site rental gross margin(a)	$512,776	$499,281	+$13,495	+3%
Small Cells site rental gross margin(a)	$108,631	$64,675	+$43,956	+68%
Segment network services and other gross margin:
Towers network services and other gross margin(a)	$62,156	$69,584	-$7,428	-11%
Small Cells network services and other gross margin(a)	$3,229	$2,811	$418	15%
Segment operating profit:
Towers operating profit(a)	$552,442	$546,640	+$5,802	+1%
Small Cells operating profit(a)	$93,445	$53,006	+$40,439	+76%
Adjusted EBITDA(b)	$604,802	$564,120	+$40,682	+7%
Net income attributable to CCIC common stockholders	$85,259	$87,369	-$2,110	-2%

(a)
See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $80.7 million, or 10%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. This growth was predominately comprised of the factors depicted in the chart below:

($ in millions)
$812
~$40
~$21
~$52
~$20
~$12
$893
Q3 2016 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions, Tower Builds and Other (b)
Less: Non-renewals
Less: Straight-line Adustment
Q3 2017 Site Rental Revenues

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for the third quarter of 2017 were $724.8 million and increased by $15.2 million, or 2%, from $709.6 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions, and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small Cells site rental revenues for the third quarter of 2017 were $168.0 million and increased by $65.5 million, or 64%, from $102.4 million during the same period in the prior year. The increase in Small Cells site rental revenues was predominately impacted by (1) $37.9 million from the FiberNet Acquisition completed in January 2017, (2) $13.3 million from the Wilcon Acquisition completed in June 2017 and (3) the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margin was related to the previously mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Small Cells site rental gross margin was predominately related to the previously mentioned 64% increase in Small Cells site rental revenues.
Towers network services and other gross margin was $62.2 million for the third quarter of 2017 and decreased by $7.4 million, or 11%, from $69.6 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the third quarter of 2017 were $100.8 million and increased by $10.9 million, or approximately 12%, from $89.9 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Small Cells business as a result of activities such as (1) the FiberNet Acquisition, (2) the Wilcon Acquisition and (3) the continued expansion of our Small Cells segment.

Towers operating profit for the third quarter of 2017 increased by $5.8 million, or 1%, from the same period in the prior year. Towers operating profit was primarily impacted by the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Small Cells operating profit for the third quarter of 2017 increased by $40.4 million, or 76%, from the same period in the prior year. Small Cells operating profit was positively impacted by the FiberNet Acquisition, the Wilcon Acquisition and the leasing of newly constructed small cells.
Adjusted EBITDA increased $40.7 million, or 7%, from the third quarter of 2016 to the third quarter of 2017. Adjusted EBITDA was primarily impacted by the growth in our site rental activities in both Towers and Small Cells, including the FiberNet Acquisition and Wilcon Acquisition as discussed above.
Depreciation, amortization and accretion was $296.0 million for the third quarter of 2017 and increased by $15.2 million, or 5%, from $280.8 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the FiberNet Acquisition and Wilcon Acquisition.
Interest expense and amortization of deferred financing costs were $154.1 million for the third quarter of 2017 and increased by $24.2 million, from $129.9 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to acquisitions, including the FiberNet Acquisition, the Wilcon Acquisition and the Lightower Acquisition. See notes 3 and 12 to our condensed consolidated financial statements. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred a loss of $10.3 million for the third quarter of 2016. See our 2016 Form 10-K for further discussion of our first quarter 2016 refinancing activities.
For the third quarter of 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2016 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $115.2 million during the third quarter of 2017 compared to income of $98.4 million during the third quarter of 2016. The increase was predominately related to net growth in both our Towers and Small Cells segments as well as a decrease in the losses on retirement of long-term obligations, partially offset by an increase in expenses, including (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization, and accretion, and (3) general and administrative expenses.

Highlights of the Company's results of operations for the nine months ended September 30, 2017 and 2016 are depicted below.

($ in thousands)	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,158,994	$2,118,159	+$40,835	+2%
Small cells site rental revenues	$459,511	$297,767	+$161,744	+54%
Total site rental revenues	$2,618,505	$2,415,926	+$202,579	+8%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,526,289	$1,492,828	+$33,461	+2%
Small Cells site rental gross margin(a)	$301,085	$188,365	+$112,720	+60%
Segment network services and other gross margin:
Towers network services and other gross margin(a)	$184,975	$184,736	+$239	—%
Small Cells network services and other gross margin(a)	$7,339	$8,189	-$850	-10%
Segment operating profit:
Towers operating profit(a)	$1,642,139	$1,609,235	+$32,904	+2%
Small Cells operating profit(a)	$253,654	$150,834	+$102,820	+68%
Adjusted EBITDA(b)	$1,774,748	$1,652,908	+$121,840	+7%
Net income attributable to CCIC common stockholders	$316,511	$199,272	+$117,239	+59%

(a)
See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $202.6 million, or 8%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This growth was predominately comprised of the factors depicted in the chart below:

($ in millions)
$2,416
~$126
~$63
~$132
~$72
~$46
$2,619
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
Towers site rental revenues for the first nine months of 2017 were $2.2 billion and increased by $40.8 million, or 2%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, acquisitions (including the TDC Acquisition in April 2016), and non-renewals of tenant leases predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Small Cells site rental revenues for the first nine months of 2017 were $459.5 million and increased by $161.7 million, or 54%, from $297.8 million during the same period in the prior year. The increase in Small Cells site rental revenue was predominately impacted by (1) an increase of $106.7 million from the FiberNet Acquisition completed in January 2017, (2) an increase of $13.3 million from the Wilcon Acquisition completed in June 2017 and (3) the leasing of newly constructed small cells. Demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margin was related to the previously mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Small Cells site rental gross margin was predominately related to the previously mentioned 54% increase in Small Cells site rental revenues.
Towers network services and other gross margin was $185.0 million for the first nine months of 2017 and remained consistent with the same period in the prior year. Towers network service and other gross margin can fluctuate based on (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.

General and administrative expenses for the first nine months of 2017 were $299.2 million and increased by $20.3 million, or approximately 7%, from $278.9 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Small Cells business as a result of activities such as (1) the FiberNet Acquisition, (2) the Wilcon Acquisition and (3) the continued expansion of our Small Cells segment.
Towers operating profit for the first nine months of 2017 increased by $32.9 million, or 2%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities and relatively fixed costs to operate our towers.
Small Cells operating profit for the first nine months of 2017 increased by $102.8 million, or 68%, from the same period in the prior year. Small Cells operating profit was positively impacted by the previously mentioned FiberNet Acquisition, Wilcon Acquisition and the leasing of newly constructed small cells.
Adjusted EBITDA increased $121.8 million, or 7%, from the first nine months of 2016 to the first nine months of 2017. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both Towers and Small Cells, including the TDC Acquisition, the FiberNet Acquisition and the Wilcon Acquisition.
Depreciation, amortization and accretion was $880.2 million for the first nine months of 2017 and increased by $45.5 million, or 5%, from $834.7 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the FiberNet Acquisition and Wilcon Acquisition.
Interest expense and amortization of deferred financing costs were $430.4 million for the first nine months of 2017 and increased $44.7 million, or 12%, from $385.7 million during the first nine months of 2016. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to acquisitions, including the FiberNet Acquisition, the Wilcon Acquisition and the Lightower Acquisition. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $3.5 million and $52.3 million for the first nine months of 2017 and 2016, respectively. See note 4 to our condensed consolidated financial statements.
For the first nine months of 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2016 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $346.4 million compared to income of $232.3 million during the first nine months of 2016. The increase was predominately due to growth in both our Towers and Small Cells segments as well as a decrease in the losses on retirement of long-term obligations, partially offset by an increase in expenses, including (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization, and accretion, and (3) general and administrative expenses.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2017, after giving effect to the closing of the Lightower Acquisition. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2017
(In thousands of dollars)
Cash and cash equivalents(a)	$199,134
Undrawn 2016 Revolver availability(b)	2,835,316
Debt and other long-term obligations (current and non-current)	15,859,415
Total equity	12,672,332

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2016 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $114.2 million (principal payments), (2) common stock dividend payments expected to be at least $4.20 per share, or an aggregate amount of at least $1.7 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million, and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, we expect that our liquidity sources should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of September 30, 2017 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands of dollars)
Net increase (decrease) in cash and cash equivalents provided by (used for) continuing operations:
Operating activities	$1,417,291	$1,304,715	$112,576
Investing activities	(2,970,874)	(1,139,583)	(1,831,291)
Financing activities	7,704,255	(300,552)	8,004,807
Net increase (decrease) in cash and cash equivalents from continuing operations	6,150,672	(135,420)	6,286,092
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	113,150	(113,150)
Effect of exchange rate changes on cash	863	(321)	1,184
Net increase (decrease) in cash and cash equivalents	$6,151,535	$(22,591)	$6,174,126
Operating Activities
Net cash provided by operating activities from continuing operations for the first nine months of 2017 increased $112.6 million, or 9%, compared to the first nine months of 2016, due to growth in our business and a net benefit from other changes in working capital. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first nine months of 2017 increased $1.8 billion from the first nine months of 2016 as a result of the FiberNet Acquisition and the Wilcon Acquisition (see note 3 to our condensed consolidated financial statements for further discussion).
Acquisitions. See note 3 to our condensed consolidated financial statements for a discussion of the FiberNet Acquisition and the Wilcon Acquisition. See notes 3 and 12 to our condensed consolidated financial statements for a discussion of the Lightower Acquisition.
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

•
Sustaining capital expenditures consist of (1) corporate capital expenditures and (2) capital improvement capital expenditures on our wireless infrastructure assets that enable our customers' ongoing quiet enjoyment of the wireless infrastructure.

Capital expenditures for the nine months ended September 30, 2017 and 2016 were as follows:
Discretionary capital expenditures were impacted by the construction of small cell networks and lower amounts of improvements to existing towers. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2017 and 2018 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total over the next 12 months at least $4.20 per share, or an aggregate amount of at least $1.7 billion, subject to future approval by our board of directors), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total over the next 12 months approximately $113 million), purchasing our common stock, or purchasing, repaying, or redeeming our debt.
Net cash provided by financing activities for the first nine months of 2017 increased $8.0 billion from the first nine months of 2016 as a result of our financing activities during the first nine months of 2017 described below.
Credit Facility. In February 2017, we entered into an amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022. See note 4 to our condensed consolidated financial statements.
In August 2017, we entered into an amendment to the 2016 Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022. See note 4 to our condensed consolidated financial statements.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 2, 2017, there was $655 million outstanding and $2.8 billion in undrawn availability under our 2016 Revolver. See notes 4 and 12 to our condensed consolidated financial statements.

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
In August 2017, we issued $750 million aggregate principal amount of 3.2% Senior Notes due September 2024 and $1.0 billion aggregate principal amount of 3.65% Senior Notes due September 2027. The Company used the net proceeds of the August 2017 Senior Notes Offering to partially fund the Lightower Acquisition and pay related fees and expenses. See notes 3, 4 and 12 to our condensed consolidated financial statements.
Common Stock Activity. As of September 30, 2017 and December 31, 2016, we had 406.3 million and 360.5 million common shares outstanding, respectively.
In May 2017, we completed the May 2017 Equity Financing, in which we issued 4.75 million shares of common stock and generated net proceeds of approximately $443 million. We used the proceeds of the May 2017 Equity Financing to partially fund the Wilcon Acquisition. See notes 3 and 9 to our condensed consolidated financial statements.
In July 2017, we completed the July 2017 Common Stock Offering, in which we issued 40.15 million shares of common stock and generated net proceeds of approximately $3.8 billion. We used the net proceeds of the July 2017 Common Stock Offering to partially fund the Lightower Acquisition and pay related fees and expenses. See notes 3 and 12 to our condensed consolidated financial statements.
See notes 9 and 12 to our condensed consolidated financial statements for further discussion of our common stock dividends.
Convertible Preferred Stock Activity. In July 2017, we issued 1.65 million shares of the 6.875% Mandatory Convertible Preferred Stock and generated net proceeds of approximately $1.6 billion. We used the net proceeds of the Mandatory Convertible Preferred Stock Offering to partially fund the Lightower Acquisition and pay related fees and expenses. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.6806 shares (based on the current maximum conversion price of $115.20) and 10.4167 shares (based on the current minimum conversion price of $96.00) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6806 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 9 to our condensed consolidated financial statements for further discussion of the Mandatory Convertible Preferred Stock Offering.
ATM Program. We maintain an ATM stock offering program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the nine months ended September 30, 2017, 0.2 million shares of common stock were sold under the ATM Program generating net proceeds of $22.0 million. As of November 2, 2017, we had approximately $150 million of gross sales of common stock availability remaining on our ATM Program. See note 9 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2016 Form 10-K. The critical accounting policies and estimates for the first nine months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.
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

	Three Months Ended September 30,
	2017	2016
Net income (loss)	$115,194	$98,366
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	5,312	8,339
Acquisition and integration costs	13,180	2,680
Depreciation, amortization and accretion	296,033	280,824
Amortization of prepaid lease purchase price adjustments	5,029	5,429
Interest expense and amortization of deferred financing costs	154,146	129,916
Gains (losses) on retirement of long-term obligations	—	10,274
Interest income	(11,188)	(175)
Other income (expense)	32	832
Benefit (provision) for income taxes	2,383	5,041
Stock-based compensation expense	24,681	22,594
Adjusted EBITDA	$604,802	$564,120

	Nine Months Ended September 30,
	2017	2016
Net income (loss)	$346,446	$232,263
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	10,284	28,251
Acquisition and integration costs	27,080	11,459
Depreciation, amortization and accretion	880,197	834,725
Amortization of prepaid lease purchase price adjustments	15,113	16,000
Interest expense and amortization of deferred financing costs	430,402	385,656
Gains (losses) on retirement of long-term obligations	3,525	52,291
Interest income	(12,585)	(454)
Other income (expense)	(3,462)	4,623
Benefit (provision) for income taxes	11,290	12,797
Stock-based compensation expense	66,458	75,297
Adjusted EBITDA	$1,774,748	$1,652,908
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
We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated network services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2016 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the closing of the Lightower Acquisition:

•	the potential refinancing of our existing debt ($15.9 billion outstanding at September 30, 2017 and $12.2 billion at December 31, 2016);

•
our $3.1 billion and $2.0 billion of floating rate debt at September 30, 2017 and December 31, 2016, respectively, which represented approximately 19% and 16% of our total debt, as of September 30, 2017 and as of December 31, 2016, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
Over the next 12 months, we have no debt maturities other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2017, after giving effect to the closing of the Lightower Acquisition, we had $3.1 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2017, after giving effect to the the closing of the Lightower Acquisition. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the Tower Revenue Notes (see footnote (c) to the table below). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2016 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$14,197	$52,104	$43,601	$31,864	$1,578,416	$11,175,420	$12,895,602	$13,444,162
Average interest rate(b)(c)(d)	4.5%	4.5%	4.6%	4.6%	2.9%	5.9%
Variable rate(e)	$15,391	$61,563	$123,125	$123,125	$246,250	$2,501,875	$3,071,329	$3,059,246
Average interest rate(b)	2.7%	3.0%	3.2%	3.4%	3.5%	3.6%

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

(e)	Predominantly consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which mature in 2022.

ITEM 4.	CONTROLS AND PROCEDURES
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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2016 Form 10-K. Based on recent activities, including the Lightower Acquisition, we have added the following risk factors.
We may fail to realize all of the anticipated benefits of the Lightower Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating Lightower’s business.
Our ability to realize the anticipated benefits of the Lightower Acquisition will depend, to a large extent, on our ability to integrate the Lightower business into ours. The integration of an independent business into our business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrate Lightower’s business practices and operations with ours, including a larger fiber solutions business than we currently manage. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating Lightower’s business and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the Company after the acquisition and could adversely affect our results of operations. In addition, we could also encounter additional transaction-related costs or other factors, which could cause dilution or decrease or delay the expected benefits of the Lightower Acquisition and cause a decrease in the market price of our common stock.
Finally, if the Lightower Acquisition does not provide the level of contribution we currently anticipate, our expectation of future dividends, including dividend growth, on our common stock would be negatively impacted.
If we fail to pay scheduled dividends on the 6.875% Mandatory Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
The terms of the 6.875% Mandatory Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding 6.875% Mandatory Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 9 to our condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2017	1	$100.50	—	—
August 1 - August 31, 2017	1	101.47	—	—
September 1 - September 30, 2017	2	105.49	—	—
Total	4	$103.92	—	—
We paid $0.4 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.		Description

(b)	2.1
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

(c)	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017

(c)	3.2
Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017

(a)	3.3	Amended and Restated By-Laws of Crown Castle International Corp., dated July 30, 2015

(d)	4.1
Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(e)	10.1
Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

(b)	10.2	Commitment Letter, dated as of July 18, 2017, among Crown Castle International Corp., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 4, 2015.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 19, 2017.

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on July 26, 2017.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 1, 2017.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (File No. 001-16441) on August 29, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 6, 2017	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2017	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)