Form 10-K
period 2017-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2018-02-26
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
(Address of principal executive offices) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: NONE.
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of a "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36.5 billion as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $100.18 per share.
Applicable Only to Corporate Registrants
As of February 21, 2018, there were 406,906,992 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2018 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2017.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, and demand for our communications infrastructure (as defined below), (2) expectations regarding non-renewals of tenant contracts, (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) anticipated growth in our financial results, including future revenues, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by, our REIT status and the impact of the Tax Cuts and Jobs Act ("Tax Reform Act"), (8) the realization and utilization of our net operating loss carryforwards ("NOLs"), and (9) our dividend policy, and the timing, amount, growth or tax characterization of any dividends.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-K refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I

Item 1.     Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) approximately 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) approximately 60,000 route miles of fiber primarily supporting small cell networks ("small cells") and fiber solutions. Our towers, fiber and small cells assets are collectively referred to herein as "communications infrastructure," and our customers on our communications infrastructure are referred to herein as "tenants." Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs.
Below is certain information concerning our business:

•
Over the last two decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, through both acquisitions (see note 4 to our consolidated financial statements) and new construction of small cells and fiber, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless customers to expand coverage and capacity for wireless networks. Furthermore, within our Fiber segment, we are able to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' customers.

•
As a result of our 2017 Acquisitions of fiber assets as further described in note 4 to our consolidated financial statements, we changed the name of our "Small Cells" operating segment to "Fiber." We changed the name of this segment to reflect our strategy of utilizing the same fiber assets to provide both small cells and fiber solutions to our customers. The name change did not impact the composition or the previously-reported operating results of the Fiber segment. As such, our operating segments are now referred to as "Towers" and "Fiber." Our Towers segment and Fiber segment accounted for 79% and 21% of our 2017 site rental revenues, respectively. See note 16 to our consolidated financial statements.

•	Below is certain information regarding our Towers segment:

◦	Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs.

◦
We derive in excess of one-third of our Towers site rental gross margin on land and other property interests (collectively, "land") that we own, including fee interests and perpetual easements, and we derive approximately two-thirds of our Towers site rental gross margin from land that we lease, sublease, manage or license.

◦	The contracts for the land under our towers have an average remaining life in excess of 30 years (including renewal terms at our option), weighted based on Towers site rental gross margin.

•	Below is certain information regarding our Fiber segment:

◦	The majority of our small cells and fiber are located in major metropolitan areas, including a presence within every major U.S. market.

◦	The vast majority of our fiber assets are located on public rights-of-way.

•	We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—2017 Industry Highlights and Company Developments—REIT Status" and note 11 to our consolidated financial statements.
Certain information concerning our customers and site rental contracts is as follows:

•	Our customers include AT&T, T-Mobile, Verizon Wireless and Sprint, which collectively accounted for 83% of our 2017 site rental revenues.

•	Site rental revenues represented 84% of our 2017 consolidated net revenues.

•	The vast majority of our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues derived from wireless customers typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the customer of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price and, in some cases, an additional upfront payment.

•
Our site rental revenues derived from our fiber solutions business (including from organizations with high-bandwidth and multi-location demands), typically result from contracts with (1) initial terms that generally vary between three to 20 years and (2) a fixed monthly recurring fee and, in some cases, an additional upfront payment.

•	Exclusive of renewals at the customers' option, our customer contracts have a weighted-average remaining life of approximately five years and represent $22 billion of expected future cash inflows.
As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain network services primarily relating to our towers and small cells, predominately consisting of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). The large majority of our network services and other revenues relate to our Towers segment.
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our communications infrastructure. We seek to maximize our site rental cash flows by working with our customers to provide them quick access to our communications infrastructure and entering into associated long-term contracts. Tenant additions or modifications of existing customer equipment (collectively, "tenant additions") enable our customers to expand coverage and capacity in order to meet increasing demand for data, while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless customers' growing network needs through our shared communications infrastructure model, which is an efficient and cost-effective way to serve our customers. Additionally, we believe our ability to share our fiber assets across multiple customers to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return. We also believe that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid growth in demand for data.

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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. We seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	acquisitions or construction of towers, fiber and small cells;

◦	acquisitions of land interests under towers;

◦	improvements and structural enhancements to our existing communications infrastructure

◦	purchases of shares of our common stock from time to time; and

◦	purchases, repayments or redemptions of our debt.
Our strategy to create long-term stockholder value is based on our belief that additional demand for our communications infrastructure will be created by the expected continued growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for new communications infrastructure.

Company Developments, REIT Status and Industry Updates
Company Developments. See "Item 1. Business—Overview," "Item 1. Business—The Company," "Item 7. MD&A" and our consolidated financial statements for a discussion of certain recent developments, activities, and results, including (1) the increase in our quarterly common stock dividend, (2) our recent debt and equity financing activities, and (3) our January 2017 acquisition of FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. ("FiberNet Acquisition"), our June 2017 acquisition of Wilcon Holdings LLC ("Wilcon Acquisition") and our November 2017 acquisition of LTS Group Holdings LLC ("Lightower Acquisition") (collectively, "2017 Acquisitions").
REIT Status. We commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may also be subject to certain federal, state, local, and foreign taxes on our income or assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to our taxable REIT subsidiaries ("TRSs"), (4) franchise taxes, (5) property taxes and (6) transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
The recently-enacted Tax Reform Act makes substantial changes to the Code. Among the many changes impacting corporations are a significant reduction in the corporate income tax rate, repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility of interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. We do not expect the Tax Reform Act to materially impact us.
The vast majority of our assets and revenues are in the REIT, including a substantial amount of our assets and revenues from our 2017 Acquisitions. See notes 4 and 11 to our consolidated financial statements. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located.
Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS.
To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs, (determined without regard to the dividends paid deduction and excluding net capital gain) (see notes 2 and 11 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization.
Industry Update. During 2017, consumer demand for data continued to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by growth in factors such as (1) mobile entertainment (such as mobile video, mobile applications, and social networking), (2) mobile internet usage (such as email and web browsing), (3) machine-to-machine applications or the "Internet of Things" (such as smart city technologies), and (4) the adoption of other bandwidth-intensive applications (such as cloud services and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets and other emerging devices.
We expect the following anticipated factors to contribute to potential demand for our communications infrastructure:

•
Consumers' growing wireless data consumption likely resulting in major wireless carriers continuing to upgrade and enhance their networks, including through the use of both towers and small cells, in an effort to improve network quality and capacity and customer retention or satisfaction;

•	Prior and future potential spectrum auctioned, licensed or made available by the Federal Communications Commission ("FCC") enabling additional wireless carrier network development (such as FirstNet);

•
Next generation technologies and new uses for wireless communications may potentially result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of the Internet of Things (such as connected cars, smart cities and virtual reality); and

•	The continued adoption of bandwidth-intensive applications could result in demand for high-capacity, multi-location, fiber-based network solutions.

The Company
Virtually all of our operations are located in the U.S. Our operating segments consist of Towers and Fiber. For more information about our operating segments, see "Item 7. MD&A—General Overview" and note 16 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our shared communications infrastructure in the U.S. We believe our communications infrastructure is integral to our customers' networks and organizations. See "Item 1. Business—Strategy."
Towers Segment. We believe towers are the most efficient and cost-effective solution for providing coverage and capacity for wireless carrier network deployments. We acquired ownership interests or exclusive rights to the majority of our towers directly or indirectly from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition"), which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless during 1999 and 2000 and (5) companies now part of AT&T during 1999 and 2000.
We generally receive monthly rental payments from our Towers tenants, payable under long-term contracts. We generally negotiate initial contract terms of five to 15 years, with multiple renewal periods of five to 10 years each at the option of the tenant, and our contracts typically include fixed escalations (which generally exceed expected non-renewals, as discussed below) and, in some cases, an additional upfront payment. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often contain fixed escalation rates.
Our Towers tenant contracts have historically had a high renewal rate. With limited exceptions, our Towers tenant contracts may not be terminated prior to the end of their current term, and non-renewals have averaged approximately 2.5% of site rental revenues over the last five years (inclusive of non-renewals as a result of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks")). In general, each tenant contract which is renewable will automatically renew at the end of its term unless the tenant provides prior notice of its intent not to renew. See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to lease agreements without consideration of tenant renewal options.
The average monthly rental payment from a new tenant added to towers can vary based on (1) aggregate tenant volume, (2) the different regions in the U.S., or (3) the physical size, weight and shape of the antenna installation or related equipment. When possible, we seek to receive rental payment increases in connection with contract amendments, pursuant to which our tenants add additional antennas or other equipment to our towers on which they already have equipment pursuant to preexisting contracts.
As of December 31, 2017, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower is approximately 2.2. The following chart sets forth the number of existing tenants per tower as of December 31, 2017 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Fiber Segment. Our Fiber segment includes both small cells and fiber solutions.

•
We offer certain fiber solutions to organizations with high-bandwidth and multi-location demands, such as enterprise, government, education, healthcare and wholesale customers. Our fiber solutions provide essential connectivity resources needed to create integrated networks and support organizations.

•
Our small cells offload data traffic from towers and bolster capacity in the areas of wireless networks where data demand is the greatest. Our small cells are typically attached to public right-of-way infrastructure, including utility poles and street lights.

Our fiber assets include those acquired from: (1) NextG Networks, Inc. in 2012 ("NextG Acquisition"), (2) Quanta Fiber Networks, Inc. in 2015 ("Sunesys Acquisition") and (3) the 2017 Acquisitions.
We generally receive monthly recurring payments from our Fiber tenants and, in some cases, receive upfront payments, payable pursuant to contracts. The amount of the monthly payments can also be influenced by the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site and (4) any upfront payment received.
For both of our Towers and Fiber (primarily small cells) segments, we have existing master agreements with our largest customers, including AT&T, T-Mobile, Verizon Wireless and Sprint; such agreements provide certain terms (including economic terms) that govern our tenants' right to utilize our communications infrastructure entered into by such carriers during the term of their master agreements.
Approximately 55% of our direct site operating expenses consist of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. The addition of new tenants is achieved at a low incremental operating cost, delivering high incremental returns to our business. Our communications infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically approximately 2% of net revenues. See note 15 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Network Services. As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain network services primarily relating to our towers and small cells, predominately consisting of (1) site development services and (2) installation services. The large majority of our network service and other revenues relate to our Towers segment. For 2017, approximately 65% of our network services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our network service and other revenues by capitalizing on increased volumes that may result from carrier network upgrades, promoting site development services, expanding the scope of our services, and focusing on customer service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our customers. We do not always provide the installation services or site development services for our customers on our communications infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.
Our Fiber customers are generally large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise, government, education, healthcare and wholesale customers.

Our four largest customers are AT&T, T-Mobile, Verizon Wireless and Sprint. Collectively, these four customers accounted for 83% of our 2017 site rental revenues. Also see "Item 1A. Risk Factors" and note 16 to our consolidated financial statements. For 2017, our site rental revenues by customer were as follows:
Sales and Marketing. Our sales organization markets our towers, small cells and fiber with the objective of contracting access with customers to existing communications infrastructure or to new communications infrastructure prior to construction. We seek to become the critical partner and preferred independent communications infrastructure provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) existing unique communications infrastructure footprint, (2) customer relationships, (3) process-centric approach, (4) technological tools and (5) construction capabilities and expertise.
Our sales team is organized based on a variety of factors, including customer type (such as wireless carriers and organizations) and geography. A team of national account directors maintains our relationships with our largest customers. These directors work to develop communications infrastructure contracts, as well as to ensure that customers' communications infrastructure needs are efficiently translated into new contracts on our communications infrastructure. Sales personnel in our local offices develop and maintain relationships with our customers that are expanding their networks, entering new markets, seeking new or additional communication infrastructure offerings, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior-level employees spend a significant portion of their time on sales and marketing activities and call on existing or prospective customers.
Competition. We face competition for site rental tenants from various sources, including (1) other independent communications infrastructure owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.
Some of the larger companies with which we compete for Towers segment business opportunities include American Tower Corporation and SBA Communications Corporation. Our Fiber segment business competitors can vary significantly based on geography. Some of the larger companies with which we compete for Fiber segment business opportunities include other owners of fiber, as well as new entrants into small cells and fiber solutions. We believe that location, existing communications infrastructure footprint, deployment speed, quality of service, expertise, reputation, capacity and price have been and will continue to be the most significant competitive factors affecting our businesses. See "Item 1A. Risk Factors."
Competitors to our network services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors or our customers' internal staff. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company's experience, record of accomplishment, reputation, price and time for completion of a project.
Employees
At January 31, 2018, we employed approximately 4,500 people. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of the towers. Over the last several years, there have been several developments related to FCC regulations and legislation that assist in expediting and streamlining the deployment of wireless networks, including establishing timeframes for reviews by local and state governments. Notwithstanding such legislative and FCC actions, decisions of local zoning authorities may also adversely affect the timing or cost of communications infrastructure construction or modification.
Certain of our Fiber related subsidiaries hold authorizations to provide intrastate telecommunication services as competitive local exchange carriers ("CLEC") in numerous states and to provide domestic interstate telecommunication services as authorized by the FCC. These Fiber subsidiaries are primarily regulated by state public service commissions. CLEC status, in certain cases, helps promote access to public rights-of-way, which is beneficial to the deployment of our small cells on a timely basis. Status as a CLEC often allows us to deploy our small cells in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower sites or traditional wireless rooftop sites. See "Item 1A. Risk Factors."
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
The construction of new towers and small cells or, in some cases, the modification of existing towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA, which require applicants to investigate the potential environmental impact of the proposed tower or small cells construction. Should the proposed tower or small cells construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If the proposed construction or modification of a tower may have a significant impact on the environment, the FCC's approval of the construction or modification could be significantly delayed.
Our operations are subject to federal, state, and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of, or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our customer contracts prohibit our customers from using or storing any hazardous substances on our communications infrastructure sites in violation of applicable environmental laws and require our customers to provide notice of certain environmental conditions caused by them.
As licensees and communications infrastructure owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to Occupational Safety and Health Administration and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.
We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws and regulations. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.
Other Regulations. We hold, through certain of our subsidiaries, licenses for common carrier microwave service, which are subject to additional regulation by the FCC. We also hold a nationwide FCC license relating to the 1670-1675 MHz spectrum ("1670-1675 Spectrum"), which we have leased to a third party through 2023, subject to the lessee's option to purchase the 1670-1675 Spectrum.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Risks Relating to Our Business
Our business depends on the demand for our communications infrastructure, driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our customers may materially and adversely affect our business (including reducing demand for tenant additions or network services).
Customer demand for our communications infrastructure depends on the demand for data. The willingness of our customers to utilize our communications infrastructure, or renew or extend existing contracts on our communications infrastructure, is affected by numerous factors, including:

•	consumers' and organizations' demand for data;

•	availability or capacity of our communications infrastructure or associated land interests;

•	location of our communications infrastructure;

•	financial condition of our customers, including their profitability and availability or cost of capital;

•	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•	need for integrated networks and organizations;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations by and among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;

•	cost of constructing communications infrastructure;

•	our market competition;

•
technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•	our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for data or our communications infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure or network services.
The amount, timing, and mix of our customers' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in customer network investment typically impact the demand for our communications infrastructure. As a result, changes in customer plans such as delays in the implementation of new systems, new and emerging technologies (including small cells and fiber solutions), or plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the industries in which our customers operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our customers or their industries, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure or network services. In addition, a slowdown may increase competition for site rental customers or network services. Such an industry slowdown or a reduction in customer network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of such customers may materially decrease revenues or reduce demand for our communications infrastructure and network services.
Our four largest customers are AT&T, T-Mobile, Verizon Wireless and Sprint. Collectively, these four customers accounted for 83% of our 2017 site rental revenues. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions customers and (2) new entrants offering or contemplating offering wireless services. Such customers (including those dependent on government funding) may be smaller or have less financial resources than our four largest customers, may have business models which may not be successful, or may require additional capital. See also "Item 1. Business—The Company" and note 16 to our consolidated financial statements.
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination or non-renewal of tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of tenant contracts, we expect that any termination of tenant contracts as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such customers' future network investment in the aggregate because their expansion plans may be similar. Customer consolidation could decrease the demand for our communications infrastructure, which in turn may result in a reduction in our revenues or cash flows.
See note 15 to our consolidated financial statements.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results. Additionally, we may fail to realize all of the anticipated benefits of the Lightower Acquisition, or those benefits may take longer to realize than expected.
We seek to expand and develop our business, including through acquisitions, increased product offerings (such as small cells and fiber solutions), or other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:

•	disrupt our business relationships with our customers, depending on the nature of or counterparty to such transactions and activities;

•	divert the time or attention of management away from other business operations, including as a result of post-transaction integration activities;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business;

•	not result in the benefits management had expected to realize from such expansion and development activities, or those benefits may take longer to realize than expected;

•	impact our cost structure and result in the need to hire additional employees;

•
increase demands on current employees or result in current or prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key employees; or

•	result in the need for additional TRSs or contributions of certain assets to TRSs, which are subject to federal and state corporate income taxes.
With respect to our recent Lightower Acquisition (see note 4 to our consolidated financial statements), we may encounter significant difficulties in integrating Lightower's business. Our ability to realize the anticipated benefits of the Lightower Acquisition will depend, to a large extent, on our ability to integrate the Lightower business into ours. The integration of an independent business into our business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrate Lightower's business practices and operations with ours, including a larger fiber solutions business than we currently manage. The integration process may disrupt the businesses and, if implemented ineffectively, would reduce the realization of the full expected benefits. The failure to meet the challenges involved in integrating Lightower's business and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of our Company and could adversely affect our results of operations. In addition, we could encounter additional transaction-related costs or other factors, which could delay our realization of the expected benefits of the Lightower Acquisition and negatively impact our business.
Our Fiber segment has expanded rapidly, and the Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are less than anticipated.
In recent years, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business (which we have operated since 1994). Our Fiber segment represented 21% and 12% of our site rental revenues for the years ended December 31, 2017 and 2016, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including certain differences relating to customer base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks that are different from our Towers business, including:

•	the use of public rights-of-way and franchise agreements;

•	use of poles and conduits owned solely by, or jointly with, third parties;

•	risks relating to overbuilding;

•	risks relating to the specific markets that we choose to operate in or plan to operate in;

•	construction management risks;

•	risks relating to wireless carriers building their own small cell networks, or customers utilizing their own or alternative fiber assets;

•	risk of failing to optimize the use of our finite supply of fiber strands;

•	damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;

•	the risk of failing to properly maintain or operate highly specialized hardware and software;

•	network data security risks;

•	the risk of new technologies that could enable customers to realize the same benefits with less utilization of our fiber;

•	potential damage to our overall reputation as a communications infrastructure provider; and

•	the use of competitive local exchange carrier status, which we refer to as "CLEC" status.
In addition, the rate at which customers adopt or prioritize small cells and fiber solutions may be lower or slower than we anticipate or may cease to exist altogether. Our Fiber operations will also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including the location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies and continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware.
Failure to timely and efficiently execute on our construction projects could adversely affect our business.
Our construction projects, some of which are long-term and complex in nature, can be challenging to execute.  The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated customer relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources.  In connection with our construction projects, we generally bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance.  Additionally, contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform.  Our failure to manage such customer relationships, project resources, and project milestones in a timely and efficient manner could have a material adverse effect on our business.
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments and our 6.875% Convertible Preferred Stock limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $16.2 billion as of February 21, 2018). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic or industry conditions;

•	we may find it more difficult to obtain additional financing to fund discretionary investments or other general corporate requirements or to refinance our existing indebtedness;

•
we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal or interest on our debt, thereby reducing the available cash flows to fund other projects, including the discretionary investments discussed in "Item 1. Business" and "Item 7. MD&A—Liquidity and Capital Resources";

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be adversely impacted by changes in interest rates;

•	we may be adversely impacted by changes to credit ratings related to our debt instruments;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations;

•	we may be limited in our ability to take advantage of strategic business opportunities, including communications infrastructure development or mergers and acquisitions; and

•
we could fail to remain qualified for taxation as a REIT as a result of limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments or the terms of our 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock").

Currently we have debt instruments in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior unsecured credit facility ("2016 Credit Facility") contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the revenues associated with such communications infrastructure. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
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
If we fail to pay scheduled dividends on our 6.875% Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.
We have a substantial amount of indebtedness, which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing, including any refinancing of the obligations described above or on our ability to draw the full amount of our $3.5 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 21, 2018, has $3.0 billion of undrawn availability.
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
Sales or issuances of a substantial number of shares of our common stock or securities convertible into shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million to or through sales agents. As of February 21, 2018, we had approximately $150 million of gross sales of common stock remaining under our ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 12 to our consolidated financial statements. As of February 21, 2018, we had approximately 407 million shares of common stock outstanding.
We have reserved 11.2 million and 17.2 million shares of common stock, respectively, for issuance in connection with awards granted under our various stock compensation plans and our 6.875% Convertible Preferred Stock, which will automatically convert into common stock on August 1, 2020. See "Item 7. MD&A—Liquidity and Capital Resources—Mandatory Convertible Preferred Stock." The dividends on our 6.875% Convertible Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.
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
As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
Our growth is dependent on our entering into new tenant contracts (including amendments to contracts upon modification of an existing tower, fiber, or small cell installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins, or maintain or increase our market share. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.
Our Fiber operations may have different competitors than our Towers business, including other owners of fiber, as well as new entrants into small cells and fiber solutions, some of which may have larger networks or greater financial resources than we have.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our communications infrastructure. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our communications infrastructure, including the land interests under our towers and the right-of-way and other agreements related to our small cells and fiber solutions, our business may be adversely affected.
The property interests, on which our communications infrastructure resides, including the land interests under our towers, consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to acquiring communications infrastructure. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 10% of our Towers site rental gross margin for the year ended December 31, 2017 was derived from towers where the leases for the interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the property interests on which our communications infrastructure resides, our business may be adversely affected.
As of December 31, 2017, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2017 is as follows:

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
For our small cells and fiber solutions, we must maintain rights-of-way, franchise, pole attachment, conduit use and other agreements to operate our assets. For various reasons, we may not always have the ability to maintain these agreements or obtain future agreements to construct, maintain and operate our fiber assets. Access to rights-of-way depends in large part on our CLEC status, and we cannot be certain that jurisdictions will (1) recognize such CLEC status or (2) not change their laws concerning CLEC access to rights-of-way. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our assets, which may adversely impact our business. In order to operate our assets, we must also maintain fiber agreements that we have with public and private entities. There is no assurance that we will be able to renew those agreements on favorable terms, or at all. If we are unable to renew those agreements on favorable terms, we may face increased costs or reduced revenues.

Additionally, in order to expand our communications infrastructure footprint to new locations, we often need to obtain new or additional rights-of-way and other agreements. Our failure to obtain these agreements in a prompt and cost-effective manner may prevent us from expanding our footprint, which may be necessary to meet our contractual obligations to our customers and could adversely impact our business.
Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business is generally driven by demand for our communications infrastructure and may be adversely impacted by various factors, including:

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
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our communications infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local, and foreign laws and regulations apply to our business, including those discussed in "Item 1. Business." Failure to comply with applicable requirements may lead to civil or criminal penalties, require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including federal, state, or local tax laws, will not adversely affect our business (including our REIT status), increase delays or result in additional costs. We also may incur additional costs as a result of liabilities under applicable laws and regulations, such as those governing environmental and safety matters. These factors may have a material adverse effect on us.
If radio frequency emissions from wireless handsets or equipment on our communications infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs or revenues.
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
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock;

•	advance notice requirements for director nominations or actions to be taken at annual meetings; and

•
a provision that the state courts or, in certain circumstances, the federal courts, in Delaware shall be the sole and exclusive forum for certain actions involving us, our directors, officers, employees and stockholders.

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
In addition, domestic or international competition laws may prevent or discourage us from acquiring communications infrastructure in certain geographical areas or impede a merger, consolidation, takeover, or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We may be vulnerable to security breaches that could adversely affect our operations, business, and reputation.
Despite existing security measures, certain of our communications infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our customers, (2) our inability to meet expected levels of service to our customers, or (3) data transmitted over our customers' networks being compromised. We cannot guarantee that our security measures will not be circumvented, resulting in customer network failures or interruptions that could impact our customers' network availability and have a material adverse effect on our business, financial condition, or operational results. We may be required to expend significant resources to protect against or recover from such threats. We maintain an insurance policy that includes coverage over cyber-attacks and other security breaches; however, there can be no assurances that such coverage will be adequate to cover exposure for such incidents. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. In addition, our recent acquisitions, including the 2017 Acquisitions, may alter our potential exposure to the risks described above. We are currently evaluating such risks with respect to these acquisitions. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
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
During each of the first three quarters of 2017, we paid a quarterly common stock dividend of $0.95 per share, totaling approximately $1.1 billion. In October 2017, we increased our quarterly dividend, beginning in the fourth quarter of 2017, from an annual amount of $3.80 per share to an annual amount of $4.20 per share. As such, we declared a quarterly dividend of $1.05 per share in October 2017, which represented an increase of 11% from the quarterly dividend declared during each of the first three quarters of 2017. We currently expect such dividends to result in aggregate annual cash payments of at least $1.7 billion during the next 12 months. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs), to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 7. MD&A—General Overview—Common Stock Dividend" and "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status."
As discussed in "Item 1. MD&A—Business—Strategy," we seek to invest our capital, including the net cash provided by our operating activities as well as external financing sources, in a manner that we believe will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): acquiring or constructing communications infrastructure; acquiring land interests under towers; improving or structurally enhancing our existing communications infrastructure; purchasing our common stock; or purchasing, repaying or redeeming our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.

Remaining qualified to be taxed as a REIT involves highly technical and complex provisions of the Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends to stockholders when computing our taxable income, which would reduce our available cash.
We operate as a REIT for U.S. federal tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our common stockholders.
While we intend to operate so that we remain qualified as a REIT, given the highly complex nature of the rules governing REITs, the importance of ongoing factual determinations, the possibility of future changes in our circumstances, and the potential impact of future changes to laws and regulations impacting REITs, no assurance can be given that we will qualify as a REIT for any particular year.
We do not expect the recently-enacted legislation commonly referred to as the Tax Reform Act to significantly affect us, although we cannot predict with certainty how such legislation will affect us in the future. In addition, the present U.S. federal tax treatment of REITs is subject to change, possibly with retroactive effect, by legislative, judicial or administrative action at any time, and any such change might adversely affect our REIT status or benefits. We cannot predict the impact, if any, that such changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business, including our REIT status.
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under certain provisions of the the Code, then:

•	we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•
we will be subject to federal and state income tax, including, for applicable years beginning before January 1, 2018, any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	we would be disqualified from re-electing REIT status for the four taxable years following the year during which we were so disqualified.
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
Under the Code, for taxable years beginning before 2018, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. For taxable years beginning in or after 2018, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. These current or future limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs to exceed current or future limitations of the fair market value of our assets at the end of any quarter, then we may fail to remain qualified as a REIT.
If we fail to pay scheduled dividends on our 6.875% Convertible Preferred Stock, in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
The terms of the 6.875% Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding 6.875% Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on our common stock. If that were to occur, the inability to pay dividends on our common stock might jeopardize our status as a REIT for U.S. federal income tax purposes. See note 12 to our consolidated financial statements.

Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 12 and 19 to our consolidated financial statements. Any such dividends, however, are subject to the determination and approval of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.5 billion or other factors deemed relevant by our board of directors.
To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.
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
In addition to satisfying the 90% distribution requirement, to remain qualified as a REIT for tax purposes, we will need to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the ownership of our capital stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, or investments in the businesses to be conducted by our TRSs, and to that extent, limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, our conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.
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
In order for us to continue to satisfy the requirements for REIT qualification, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" (as defined in the Code to include certain entities such as private foundations) during the last half of a taxable year. In order to facilitate compliance with the REIT rules, our Charter includes provisions that implement REIT-related ownership limitations and transfer restrictions that generally prohibit any "person" (as defined in our Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Code, more than 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock, including our common stock and any shares of our 6.875% Convertible Preferred Stock. In addition, our Charter provides for certain other ownership limitations and transfer restrictions. Under applicable constructive ownership rules, any shares of capital stock owned by certain affiliated owners generally would be added together for purposes of the ownership limitations. These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for our capital stock or otherwise might be in the best interest of our stockholders.

Available Information and Certifications
We maintain a website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) are made available, free of charge, through the investor relations section of our website at http://investor.crowncastle.com and at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read or copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, our corporate governance guidelines, business practices, ethics policy and financial code of ethics and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our website at http://www.crowncastle.com/investor/corporateGovernance.aspx, and such information is also available in print to any stockholder who requests it.
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 24, 2017 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices throughout the U.S. in locations convenient for the management and operation of our communications infrastructure, with significant consideration being given to the amount of our communications infrastructure located in a particular area. We believe that our facilities are suitable and adequate to meet our anticipated needs.
Communications Infrastructure
We own, lease or manage approximately 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our customers' wireless equipment may be placed on towers, building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters, and where applicable, guy-wires to stabilize the tower.
Additionally, we own or lease approximately 60,000 route miles of fiber primarily supporting our small cells and fiber solutions. The majority of our fiber assets are located in major metropolitan areas. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
See "Item 1. Business—Overview" for (1) information regarding our tower portfolio including our land interests and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs and tenants per tower and (2) information regarding our fiber portfolio including a discussion of the location of our fiber. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining contractual obligations related to our business as of December 31, 2017.
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
Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications. Additionally, if so inclined as a result of a request for a tenant addition, we could generally replace an existing tower with another tower, replace a small cell network antenna with another antenna or overlay additional fiber in order to provide additional coverage or capacity, subject to certain restrictions.

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning or siting matters, condemnation, tax, employment, or wrongful termination matters. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

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

	High (a)	Low (a)
2017:
First Quarter	$95.45	$83.96
Second Quarter	104.68	93.22
Third Quarter	108.88	93.14
Fourth Quarter	114.97	99.33
2016:
First Quarter	$88.46	$75.71
Second Quarter	101.44	85.59
Third Quarter	102.82	89.82
Fourth Quarter	95.84	79.38

(a)	Prices per share reflect the high and low sale prices per share, unadjusted for common stock dividends declared and paid. See notes 12 and 19 to our consolidated financial statements.
As of February 21, 2018, there were approximately 180 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain). See also "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status," "Item 1A. Risk Factors" and notes 11 and 12 to our consolidated financial statements.
In aggregate, we paid approximately $1.2 billion in common stock dividends in 2016. During each of the first three quarters of 2016, we paid a quarterly common stock dividend of $0.885 per share, totaling approximately $896.6 million. In October 2016, we increased our quarterly dividend, beginning in the fourth quarter of 2016, from a quarterly amount of $0.885 per share to a quarterly amount of $0.95 per share. As such, we declared a quarterly dividend of $0.95 per share, or an annualized amount of $3.80 per share, in October 2016, which represented an increase of 7% from the quarterly dividend declared during each of the first three quarters of 2016.
In aggregate, we paid approximately $1.5 billion in common stock dividends in 2017. During each of the first three quarters of 2017, we paid a quarterly common stock dividend of $0.95 per share, totaling approximately $1.1 billion. In October 2017, we increased our quarterly dividend, beginning in the fourth quarter of 2017, from a quarterly amount of $0.95 per share to a quarterly amount of $1.05 per share. As such, we declared a quarterly dividend of $1.05 per share, or an annualized amount of $4.20 per share, in October 2017, which represented an increase of 11% from the quarterly dividend declared during each of the first three quarters of 2017. We currently expect such dividends to result in aggregate cash payments of at least $1.7 billion during the next 12 months.
Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. The declaration amount and payment of any future dividends, however, are subject to the determination and approval of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and our 6.875% Convertible Preferred Stock under certain circumstances. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and "Item 1A. Risk Factors."

Issuer Purchases of Equity Securities
The following table summarizes information with respect to purchase of our equity securities during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2017	—	$—	—	—
November 1 - November 30, 2017	2	106.82	—	—
December 1 - December 31, 2017	1	110.86	—	—
Total	3	$107.66	—	—
We paid $0.3 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.

Performance Graph
The following performance graph is a comparison of the five year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2012 and ending December 31, 2017. The performance graph assumes an initial investment of $100.0 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2012	2013	2014	2015	2016	2017
Crown Castle International Corp.	$100.00	$101.76	$111.79	$127.81	$133.58	$177.57
S&P 500 Market Index	100.00	132.39	150.51	152.59	170.84	208.14
DJ US Telecommunications Equipment Index	100.00	121.43	139.90	124.79	148.67	182.95
FTSE NAREIT All Equity REITs Index	100.00	102.85	131.68	136.58	146.94	159.69
The performance graph above and related text are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements. Our formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL") is presented on a discontinued operations basis for all periods presented. See note 3 to our consolidated financial statements for further discussion of our sale of CCAL in May 2015.

	Years Ended December 31,
	2017	(a)	2016	(a)	2015	(a)	2014	(a)	2013	(a)
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$3,669,191		$3,233,307		$3,018,413		$2,866,613		$2,371,380
Network services and other	686,414		687,918		645,438		672,143		494,371
Net revenues	4,355,605		3,921,225		3,663,851		3,538,756		2,865,751
Operating expenses:
Costs of operations(b):
Site rental	1,143,914		1,023,350		963,869		906,152		686,873
Network services and other	419,787		417,171		357,557		400,454		304,144
Total costs of operations	1,563,701		1,440,521		1,321,426		1,306,606		991,017
General and administrative	426,698		371,031		310,921		257,296		213,519
Asset write-down charges	17,322		34,453		33,468		14,246		13,595
Acquisition and integration costs	61,431		17,453		15,678		34,145		25,574
Depreciation, amortization and accretion	1,242,408		1,108,551		1,036,178		985,781		741,342
Operating income (loss)	1,044,045		949,216		946,180		940,682		880,704
Interest expense and amortization of deferred financing costs	(590,682)		(515,032)		(527,128)		(573,291)		(589,630)
Gains (losses) on retirement of long-term obligations	(3,525)		(52,291)		(4,157)		(44,629)		(37,127)
Interest income	18,761		796		1,906		315		956
Other income (expense)	1,994		(8,835)		57,028		11,993		(3,902)
Income (loss) from continuing operations before income taxes	470,593		373,854		473,829		335,070		251,001
Benefit (provision) for income taxes(c)	(26,043)		(16,881)		51,457		11,244		(191,000)
Income (loss) from continuing operations	444,550		356,973		525,286		346,314		60,001
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—		—		19,690		52,460		33,900
Net gain (loss) from disposal of discontinued operations, net of tax	—		—		979,359		—		—
Income (loss) from discontinued operations, net of tax	—		—		999,049		52,460		33,900
Net income (loss)	444,550		356,973		1,524,335		398,774		93,901
Less: Net income (loss) attributable to the noncontrolling interest	—		—		3,343		8,261		3,790
Net income (loss) attributable to CCIC stockholders	444,550		356,973		1,520,992		390,513		90,111
Dividends on preferred stock and losses on purchases of preferred stock	(58,294)		(32,991)		(43,988)		(43,988)		(11,363)
Net income (loss) attributable to CCIC common stockholders	$386,256		$323,982		$1,477,004		$346,525		$78,748
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - basic(d)	$1.01		$0.95		$1.45		$0.91		$0.16
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - diluted(d)	$1.01		$0.95		$1.44		$0.91		$0.16
Weighted-average common shares outstanding (in thousands):
Basic(d)(e)	381,740		340,349		333,002		332,302		298,083
Diluted(d)(e)	383,221		340,879		334,062		333,265		299,293

Dividends/distributions declared per share of common stock	$3.90		$3.61		$3.35		$1.87		$—

	Years Ended December 31,
	2017	(a)	2016	(a)	2015	(a)	2014	(a)	2013	(a)
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$2,044,186		$1,782,264		$1,794,025		$1,600,197		$1,171,059
Net cash provided by (used for) investing activities	(10,494,021)		(1,410,232)		(1,959,734)		(1,216,709)		(5,459,285)
Net cash provided by (used for) financing activities	8,195,152		(96,292)		(935,476)		(462,987)		4,063,133
Ratio of earnings to fixed charges(f)	1.5		1.5		1.6		1.4		1.3
Ratio of earnings to combined fixed charges and preferred stock dividends and losses on purchases of preferred stock(f)	1.4		1.4		1.5		1.3		1.3
Balance Sheet Data (at period end):
Cash and cash equivalents	$314,094		$567,599		$178,810		$151,312		$200,526
Property and equipment, net	12,932,885		9,805,315		9,580,057		8,982,783		8,764,031
Total assets	32,229,570		22,675,092		21,936,966		21,026,827		20,466,028
Total debt and other long-term obligations	16,159,620		12,171,142		12,149,959		11,804,412		11,465,620
Total CCIC stockholders' equity(e)(g)	12,339,082		7,557,115		7,089,221		6,716,225		6,926,717

(a)
Inclusive of the impact of acquisitions. See note 4 to our consolidated financial statements for a discussion of our acquisitions during 2015, 2016 and 2017. In addition, during 2014, we acquired several portfolios of land interests under towers and during 2013, we acquired rights to approximately 9,100 towers through the AT&T Acquisition.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)	See note 11 to our consolidated financial statements regarding our income taxes, including our REIT status.

(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of convertible preferred stock securities (including the currently outstanding 6.875% Convertible Preferred Stock, which was issued in 2017, and the formerly outstanding 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Convertible Preferred Stock") which was issued in 2013 and converted to common stock in 2016), as determined under the if-converted method. See note 2 to our consolidated financial statements.

(e)
During 2017, we issued shares of our common stock in connection with (1) our May 2017 issuance of 4.75 million shares of common stock, which generated net proceeds of $442 million ("May 2017 Common Stock Offering") to partially fund the Wilcon Acquisition in June 2017, (2) our July 2017 issuance of 40.15 million shares of common stock, which generated approximately $3.8 billion ("July 2017 Common Stock Offering") to partially fund the Lightower Acquisition in November 2017 and (3) our ATM Program. During 2016, we issued shares of our common stock in connection with (1) our ATM Program, the proceeds of which we utilized to partially fund our acquisition of Tower Development Corporation ("TDC Acquisition") in April 2016, (2) the conversion of our then outstanding 4.50% Convertible Preferred Stock to common stock and (3) our November 2016 issuance of 11.4 million shares of common stock, which generated net proceeds of $1.0 billion ("November 2016 Common Stock Offering") to partially fund the FiberNet Acquisition. See note 12 to our consolidated financial statements. In October 2013, we issued 41.4 million shares of common stock, which generated net proceeds of $3.0 billion to partially fund the AT&T Acquisition.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and fixed charges less interest capitalized. Fixed charges consist of interest expense, amortized premiums, discounts and capitalized expenses related to indebtedness, interest capitalized and the interest component of operating lease expense.

(g)
During 2017, we issued 1.65 million shares of 6.875% Convertible Preferred Stock, which generated net proceeds of approximately $1.6 billion ("6.875% Convertible Preferred Stock Offering") to partially fund the Lightower Acquisition in November 2017. During 2013, we issued 9.8 million shares of 4.50% Convertible Preferred Stock, which generated net proceeds of $950.9 million to partially fund the AT&T Acquisition.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our contracts and growth trends in the demand for data. Site rental revenues represented 84% of our 2017 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results:

•
We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—Company Developments, REIT Status and Industry Updates—REIT Status" and note 11 to our consolidated financial statements).

•	Potential growth resulting from the increasing demand for data

◦
We expect wireless carriers will continue their focus on improving network quality and expanding capacity by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless customers' growing communications infrastructure needs.

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and solutions such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions customers.

◦
We expect existing and potential new customer demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications) and (7) the availability of additional spectrum.

◦	Tenant additions on our existing communications infrastructure are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term tenant contracts

◦
Initial terms of five to 15 years for site rental revenues derived from wireless customers, with contractual escalations and multiple renewal periods at the option of the tenant of five to ten years each.

◦
Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions business (including from organizations with high-bandwidth and multi-location demands).

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $22 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 83% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 1A. Risk Factors" and note 16 to our consolidated financial statements.

•	Majority of land interests under our towers are under long-term control

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

•	Majority of our fiber assets are located on public rights-of-way

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
After giving effect to our January 2018 issuance of $750.0 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 ("3.150% Senior Notes") and $1.0 billion aggregate principal amount of 3.800%

senior unsecured notes due February 2028 ("3.800% Senior Notes") (collectively, "January 2018 Senior Notes") and the application of the net proceeds therefrom, 82% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.

◦
During 2017, we completed several debt transactions in connection with our 2017 Acquisitions and to refinance and extend the maturities of certain of our debt. As of December 31, 2017, after giving effect to our January 2018 Senior Notes offering and application of the net proceeds therefrom, our outstanding debt has a weighted average interest rate of 3.8% and weighted average maturity of greater than six years (assuming anticipated repayment dates where applicable). See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $2.0 billion.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")

◦
During 2017, we paid common stock dividends totaling approximately $1.5 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2017.

•
During 2017, we issued shares of our common stock and 6.875% Convertible Preferred Stock in connection with our 2017 Acquisitions (see "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion).

•	Investing capital efficiently to grow long-term dividends per share (see also "Item 1. Business")

◦
Discretionary capital expenditures of $1.1 billion, including communications infrastructure improvements in order to support additional site rentals, construction of communications infrastructure and land purchases.

◦	See below and note 4 to our consolidated financial statements for a discussion of our 2017 Acquisitions.

•
As a result of our 2017 Acquisitions of fiber assets (as further described in note 4 to our consolidated financial statements), we changed the name of our "Small Cells" operating segment to "Fiber." We changed the name of this segment to reflect our strategy of utilizing the same fiber assets to provide both small cells and fiber solutions to our customers. The name change did not impact the composition or the previously-reported operating results of the Fiber segment. As such, our operating segments are now referred to as "Towers" and "Fiber."

Common Stock Dividend
In aggregate, we paid approximately $1.5 billion in common stock dividends in 2017. During each of the first three quarters of 2017, we paid a quarterly common stock dividend of $0.95 per share, totaling approximately $1.1 billion. In October 2017, we increased our quarterly dividend, beginning in the fourth quarter of 2017, from a quarterly amount of $0.95 per share to a quarterly amount of $1.05 per share. As such, we declared a quarterly dividend of $1.05 per share, or an annualized amount of $4.20 per share, in October 2017, which represented an increase of 11% from the quarterly dividend declared during each of the first three quarters of 2017. We currently expect such dividends to result in aggregate annual cash payments of at least $1.7 billion during the next 12 months, or an annualized amount of $4.20 per share. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to the approval of our board of directors. See notes 12 and 19 to our consolidated financial statements.
FiberNet Acquisition
On November 1, 2016, we entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments. FiberNet is a fiber services provider in Florida and Texas that owns or has rights to approximately 11,500 route miles of fiber installed and under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, we closed the FiberNet Acquisition, which was financed using proceeds from our November 2016 Common Stock Offering and borrowings under the 2016 Revolver. See notes 4, 8 and 12 to our consolidated financial statements.
Wilcon Acquisition
On April 17, 2017, we entered into a definitive agreement to acquire Wilcon Holdings LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. On June 26, 2017, we closed the Wilcon Acquisition, which was financed using proceeds from the May 2017 Common Stock Offering and the 4.750% Senior Notes (as defined in note 8 to our consolidated financial statements) offering. See notes 4, 8 and 12 to our consolidated financial statements.
Lightower Acquisition
On July 18, 2017, we entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") for approximately $7.1 billion in cash, subject to certain limited adjustments. Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, we closed the Lightower Acquisition, which was financed using (1) cash on hand, including the proceeds from the July 2017 Equity Offerings (as defined in note 12 to our consolidated financial statements) and August 2017 Senior Notes (as defined in note 8 to our consolidated financial statements) offering, and (2) borrowings under the 2016 Revolver. See notes 4, 8 and 12 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2018 outlook that impact our business fundamentals described above.

•
We expect that our full year 2018 site rental revenue growth will be impacted by (1) the 2017 Acquisitions (see note 4 to our consolidated financial statements) and (2) a healthy environment for tenant additions, as large wireless carriers and fiber solutions customers attempt to meet the increasing demand for data. See note 15 to our consolidated financial statements.

•
We expect discretionary capital expenditures for 2018 to exceed 2017 levels with a continued increase in the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2018.

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
Our operating segments consist of (1) Towers and (2) Fiber. See note 16 to our consolidated financial statements for further discussion of our operating segments.
See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income.
Highlights of our results of operations for 2017, 2016 and 2015 are depicted below:

	Years Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands of dollars)
Site rental revenues:
Towers site rental revenues	$2,899,554	$2,830,708	$2,734,045	2%	4%
Fiber site rental revenues	769,637	402,599	284,368	91%	42%
Total site rental revenues	3,669,191	3,233,307	3,018,413	13%	7%
Site rental gross margin:
Towers site rental gross margin(a)	2,054,759	1,990,499	1,906,870	3%	4%
Fiber site rental gross margin(a)	505,578	255,140	177,173	98%	44%
Network services and other gross margin:
Towers network services and other gross margin(a)	262,398	259,094	282,630	1%	(8)%
Fiber network services and other gross margin(a)	9,191	19,370	10,621	(53)%	82%
Segment operating profit:
Towers operating profit(a)	2,223,495	2,156,690	2,097,601	3%	3%
Fiber operating profit(a)	425,721	213,834	149,415	99%	43%
Adjusted EBITDA(b)	2,481,761	2,227,523	2,119,183	11%	5%
Net income attributable to CCIC common stockholders	386,256	323,982	1,477,004	19%	(78)%

(a)	See note 16 to our consolidated financial statements for our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2017 and 2016.
Total site rental revenues for 2017 grew $435.9 million, or 13%, from 2016. This increase was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of upfront payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for 2017 were approximately $2.9 billion and increased by $68.8 million, or 2%, from approximately $2.8 billion during 2016. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations, and non-renewals of tenants contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2017 were $769.6 million and increased by $367.0 million, or 91%, from $402.6 million from 2016. The increase in Fiber site rental revenues was predominately impacted by (1) $144.6 million from the FiberNet Acquisition in January 2017, (2) $26.3 million from the Wilcon Acquisition in June 2017, (3) $140.3 million from the Lightower Acquisition in November 2017 and (4) the increased demand for small cells and fiber solutions. Increased demand for small cells and fiber solutions was influenced by our customers' growing adoption of small cells and fiber solutions as an important component of their network strategy in an effort to provide capacity, relieve network congestion and meet the increasing demand for data.
The increase in Towers site rental gross margin from 2016 to 2017 was related to the previously-mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 91% increase in Fiber site rental revenues.
Towers network services and other gross margin was $262.4 million for 2017 and increased by $3.3 million, or 1%, from $259.1 million in 2016, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2017 were $426.7 million and increased by $55.7 million, or 15%, from $371.0 million during 2016. The increase in general and administrative expenses was primarily related to the growth in our Fiber business, including the 2017 Acquisitions.

Towers operating profit for 2017 increased by $66.8 million, or 3%, from 2016. Towers operating profit was primarily reflecting the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for 2017 increased by $211.9 million, or 99%, from 2016. Fiber operating profit was positively impacted by the previously-mentioned 2017 Acquisitions and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was approximately $1.2 billion for the 2017 and increased by $133.9 million, or 12%, from approximately $1.1 billion during 2016. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the 2017 Acquisitions as discussed above.
Interest expense and amortization of deferred financing costs were $590.7 million for 2017 and increased by $75.7 million, or 15%, from $515.0 million during 2016. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our 2017 Acquisitions. See notes 4 and 8 to our consolidated financial statements.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $3.5 million and $52.3 million during 2017 and 2016, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
The provision for income taxes for 2017 and 2016 were $26.0 million and $16.9 million, respectively. For both 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to (1) our REIT status, including the dividends paid deduction and (2) a non-cash tax provision of $14.6 million as a result of the enactment of the Tax Reform Act. See "Item 1. Business——Company Developments, REIT Status and Industry Update—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders was income of $444.6 million during 2017 compared to income of $357.0 million during 2016. The increase was predominately related to net growth in both our Towers and Fiber segments as well as a decrease in the losses on retirement of long-term obligations, partially offset by an increase in expenses, including (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization and accretion and (3) general and administrative expenses.
Adjusted EBITDA increased $254.2 million, or 11%, from 2016 to 2017, reflecting the growth in our site rental activities in both Towers and Fiber, including the 2017 Acquisitions as discussed above.

2016 and 2015.
Total site rental revenues for 2016 grew $214.9 million, or 7%, from 2015. This increase was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of upfront payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents initial contribution of acquisitions and tower builds until the one-year anniversary of the acquisition or build.
Towers site rental revenues for 2016 were approximately $2.8 billion and increased by $96.7 million, or 4%, from approximately $2.7 billion during 2015. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, acquisitions (including the TDC Acquisition (as defined in note 4 to our consolidated financial statements) in April 2016), escalations and non-renewals of tenant contracts predominately arising from our customers' decommissioning of the Acquired Networks. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2016 were $402.6 million and increased by $118.2 million, or 42%, from $284.4 million in 2015. The increase in Fiber site rental revenues was predominately impacted by (1) the Sunesys Acquisition completed in August 2015 and (2) the increased demand for newly-constructed small cells. Increased demand for small cells was influenced by our customers' growing adoption of small cells as an important component of their network strategy to provide capacity and relieve network congestion.
The increase in Towers site rental gross margin from 2015 to 2016 was related to the previously-mentioned 4% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 42% increase in Fiber site rental revenues.
Towers network services and other gross margin was $259.1 million for 2016 and decreased by $23.5 million, or 8%, from $282.6 million in 2015, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for 2016 were $371.0 million and increased by $60.1 million, or 19%, from 2015. General and administrative expenses are inclusive of stock-based compensation charges, which increased $29.4 million from 2015 to 2016. The increase in general and administrative expenses was primarily related to the growth in our Fiber business, including the Sunesys Acquisition.

Towers operating profit for 2016 increased by $59.1 million, or 3%, from 2015. Towers operating profit was primarily reflecting the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for 2016 increased by $64.4 million, or 43%, from 2015 and was positively impacted by the previously-mentioned Sunesys Acquisition and the leasing of newly constructed small cells.
Depreciation, amortization and accretion was approximately $1.1 billion for 2016 and increased by $72.4 million, or 7%, from approximately $1.0 billion during 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Sunesys Acquisition.
Interest expense and amortization of deferred financing costs were $515.0 million for 2016 and decreased by $12.1 million, or 2%, from $527.1 million during 2015. This decrease is predominately the result of a $18.7 million decrease in the amortization of interest rate swaps.
As a result of repaying and redeeming certain of our debt, in conjunction with our refinancing activities, we incurred net losses of $52.3 million and $4.2 million for 2016 and 2015, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Other income (expense) for 2016 was income of $8.8 million, compared to income of $57.0 million for 2015. This change was predominately a result of gains recorded during 2015 on foreign currency swaps that we entered into to manage and reduce our foreign currency risk related to our May 2015 sale of CCAL. See note 9 to our consolidated financial statements.
The benefit (provision) for income taxes for 2016 was a provision of $16.9 million compared to a benefit of $51.5 million for 2015. For 2016, the effective tax rate differed from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. For 2015, the effective tax rate differed from the federal statutory rate predominately due to (1) our REIT status, including the dividends paid deduction, and (2) the de-recognition of net deferred tax liabilities related to the inclusion of small cells in the REIT in January 2016, which resulted in a non-cash income tax benefit of $33.8 million. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Income from discontinued operations, net of tax, decreased from 2015 to 2016 due to the sale of CCAL occurring mid-period on May 28, 2015. In addition, during 2015, we recorded a gain on the sale of discontinued operations, net of tax, of approximately $1.0 billion.
Net income (loss) attributable to CCIC stockholders for 2016 was income of $357.0 million compared to income of approximately $1.5 billion for 2015. The decrease in net income was predominately due to the gain recorded on the sale of CCAL of approximately $1.0 billion.
Adjusted EBITDA increased by $108.3 million, or 5%, from 2015 to 2016. Adjusted EBITDA was (1) positively impacted by the growth in our site rental activities in both Towers and Fiber and (2) negatively impacted by a decrease in Towers network services and other gross margin.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and fiber solutions customers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): acquiring or constructing communications infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing communications infrastructure, purchasing our common stock, and purchasing, repaying or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of new small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status," "Item 7. MD&A—General Overview" and note 11 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2017, after giving effect to the January 2018 Senior Notes offering and the application of proceeds therefrom. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and notes 8 and 19 to our consolidated financial statements for additional information regarding our debt.

(In thousands of dollars)
Cash and cash equivalents(a)	$316,647
Undrawn revolving credit facility availability(b)	2,910,967
Restricted cash	126,065
Debt and other long-term obligations	16,233,734
Total equity	12,267,599

(a)	Exclusive of restricted cash.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility.
See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver and (4) issuances of equity pursuant to our ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of approximately $116.0 million (principal payments), (2) common stock dividend payments expected to be at least $4.20 per share, or an aggregate of at least $1.7 billion, subject to future approval by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend"), (3) 6.875% Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by our operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. As CCIC is a holding company, this cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2017 and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
	2017	2016	2015
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$2,044,186	$1,782,264	$1,794,025
Investing activities	(10,494,021)	(1,410,232)	(1,959,734)
Financing activities	8,195,152	(96,292)	(935,476)
Net increase (decrease) in cash and cash equivalents - continuing operations	(254,683)	275,740	(1,101,185)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	—	2,700
Net cash provided by (used for) investing activities	—	113,150	1,103,577
Net increase (decrease) in cash and cash equivalents - discontinued operations	—	113,150	1,106,277

Operating Activities. The increase in net cash provided by operating activities for 2017 from 2016 was due primarily to growth in our core business, including a net benefit from changes in working capital. The decrease in net cash provided by operating activities for 2016 from 2015 was due primarily to a net decrease in working capital, partially offset by growth in our core business. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest) can have a significant impact on net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities. Historically, our capital expenditures have been categorized as discretionary or sustaining, as described below.

•
Discretionary capital expenditures are those capital expenditures made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of expansion or development of existing communications infrastructure, construction of new communications infrastructure, and, to a lesser extent, purchases of land assets under towers as we seek to manage our interests in the land beneath our towers. The expansion or development of existing communications infrastructure to accommodate tenant additions typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) corporate capital expenditures and (2) capital improvements on our communications infrastructure assets that enable our customers' ongoing quiet enjoyment of the communications infrastructure.

We anticipate incurring initial capital expenditures related to integrating Lightower into our existing business. We anticipate that the majority of these expected capital expenditures will be incurred beginning in 2018 and will primarily relate to the integration of Lightower's information technology assets into our business. Integration capital expenditures were $3.6 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. As such, for periods presented prior to 2018, integration capital expenditures were included within sustaining capital expenditures. For periods presented beginning January 1, 2018, we will no longer reflect integration capital expenditures within sustaining capital expenditures and will consider integration capital expenditures as its own component of our capital expenditures.
We define integration capital expenditures as those capital expenditures made specifically with respect to recent acquisitions that are essential to integrating acquired companies into our business.

A summary of our capital expenditures for the last three years is as follows (in thousands of dollars):
Capital expenditures increased from 2016 to 2017 and were impacted by the construction of small cells and fiber (including certain construction projects that may take 12 to 24 months to complete) to address our customers' growing demand for data partially offset by lower amounts of improvements to existing towers and lower sustaining capital expenditures in 2017 due to expansion of office facilities in 2016. Our sustaining capital expenditures have historically been less than 2% of net revenues annually and were approximately 2% of net revenues in 2017. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2018 capital expenditures.
Sale of CCAL. See note 3 to our consolidated financial statements for a discussion of our sale of CCAL in May 2015.
Foreign Currency Swaps. During May 2015, in conjunction with our sale of CCAL, we entered into foreign currency swaps to manage and reduce our foreign currency risk associated with the sale of CCAL. See note 9 to our consolidated financial statements.
Acquisitions.  Recent acquisitions consist of the acquisition of businesses such as towers and fiber. See notes 4 and 6 to our consolidated financial statements for a discussion of our acquisitions during the years ended December 31, 2017, 2016 and 2015.
Financing Activities.
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.20 per share over the next 12 months, or an aggregate of approximately $1.7 billion, subject to future approval by our board of directors), paying dividends on our 6.875% Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 8 and 12 to our consolidated financial statements.
See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and note 8 to our consolidated financial statements.

In 2017, our financing activities predominately related to the following:

•	paying an aggregate of $1.5 billion in dividends on our common stock,

•	issuing $500.0 million aggregate principal amount of senior unsecured notes in February 2017, the proceeds of which we used to repay a portion of the borrowings under the 2016 Revolver;

•
entering into a first amendment to the 2016 Credit Facility in February 2017 to (1) incur additional term loans in an aggregate principal amount of $500.0 million and (2) extending the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022;

•	completing the May 2017 Common Stock Offering, the proceeds of which we used to partially fund the Wilcon Acquisition;

•
issuing the $350.0 million aggregate principal amount of senior unsecured notes in May 2017, the proceeds of which we used to (1) partially fund the Wilcon Acquisition and (2) repay a portion of the borrowings under the 2016 Revolver;

•	completing the July 2017 Common Stock Offering, the proceeds of which we used to partially fund the Lightower Acquisition;

•	completing the 6.875% Mandatory Convertible Preferred Stock Offering, the proceeds of which we used to partially fund the Lightower Acquisition;

•
issuing $1.7 billion aggregate principal amount of senior unsecured notes in August 2017, the proceeds of which we used to partially fund the Lightower Acquisition and pay related fees and expenses; and

•
entering into a second amendment to the 2016 Credit Facility in August 2017 to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.

•
In addition to these 2017 financing activities, in January 2018, we issued the January 2018 Senior Notes. We used the net proceeds of the January 2018 Senior Notes offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver. See note 19 to our consolidated financial statements.

In 2016, our financing activities predominately related to the following:

•	paying an aggregate of $1.2 billion in dividends on our common stock;

•	completing the 2016 Credit Facility and repaying all outstanding borrowings under our then outstanding senior secured credit facility ("2012 Credit Facility");

•
issuing $1.5 billion aggregate principal amount of senior unsecured notes in February 2016, the proceeds of which we used to (1) repay $500.0 million of outstanding borrowings under the 2016 Revolver and (2) repay in full all outstanding borrowings under the then outstanding $1.0 billion 364-Day Facility (as defined below);

•
issuing $1.0 billion aggregate principal amount of senior unsecured notes in May 2016, the proceeds of which we used to (1) repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5 issued by certain of our subsidiaries and (2) repay a portion of outstanding borrowings under the 2016 Revolver;

•
issuing $700.0 million aggregate principal amount of senior unsecured notes, the proceeds of which we used to (1) repay in full the 2.381% Secured Notes issued by certain of our subsidiaries and (2) repay a portion of outstanding borrowings under the 2016 Revolver; and

•	completing the November 2016 Common Stock Offering, the proceeds of which we used to partially fund the FiberNet Acquisition.
See "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 8 and 19 to our consolidated financial statements for a discussion of our recent debt activities. See also "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our common stock dividend during the fourth quarters of 2017 and 2016.

Incurrences, Purchases and Repayments of Debt. See notes 8 and 19 to our consolidated financial statements for a discussion of our recent issuances, purchases and repayments of debt. Our debt issuances extended the maturities of our debt portfolio, provided funding for our acquisitions and our repayment of previously existing debt, and lowered our cost of debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position." Certain of our communications infrastructure is held in subsidiaries whose equity interests have been pledged, directly or indirectly, along with other collateral to secure such indebtedness. See notes 8 and 19 to our consolidated financial statements.
Common Stock. As of December 31, 2017, 2016 and 2015, we had 406.3 million, 360.5 million, and 333.8 million common shares outstanding, respectively.
In May 2017, we completed the May 2017 Common Stock Offering. We utilized the net proceeds from the offering to partially fund the Wilcon Acquisition. In July 2017, we completed the July 2017 Common Stock Offering. We utilized the net proceeds from the offering to partially fund the Lightower Acquisition.
In November 2016, we completed the November 2016 Common Stock Offering. We utilized the net proceeds from the offering to partially fund the FiberNet Acquisition in January 2017.
During the year ended December 31, 2017, we paid an aggregate of $1.5 billion in dividends on our common stock. See "Item 1A. Risk Factors" for a descriptions of our limitations by our debt instruments and our 6.875% Mandatory Preferred Stock on our ability to pay dividends on our common stock. See also "Mandatory Convertible Preferred Stock," "Item 1. Business—Strategy" and note 12 to our consolidated financial statements.
ATM Program. We maintain an ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the year ended December 31, 2017, 0.2 million shares of our common stock were sold under the ATM Program, generating net proceeds of $22.0 million after giving effect to sales commissions of $0.2 million. During the year ended December 31, 2016, 3.8 million shares of our common stock were sold under the ATM Program generating net proceeds of $323.8 million, which we used, in part, to fund the TDC Acquisition.
As of February 21, 2018, we had approximately $150 million of gross sales of common stock availability remaining on our ATM Program. See note 12 to our consolidated financial statements.
Mandatory Convertible Preferred Stock. In July 2017, we issued 1.65 million shares of 6.875% Convertible Preferred Stock and utilized the proceeds to partially fund the Lightower Acquisition. Unless converted earlier, each outstanding share of the 6.875% Convertible Preferred Stock will automatically convert on August 1, 2020 into between 8.6806 and 10.4167 shares of our common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Convertible Preferred Stock may elect to convert all or a portion of their shares into our common stock at the minimum conversion rate of 8.6806, subject to certain anti-dilution adjustments
During October and November 2016, our approximately 9.8 million shares of 4.50% Convertible Preferred Stock converted to approximately 11.6 million shares of our common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.188 common shares for each share of then outstanding 4.50% Convertible Preferred Stock.
See note 12 to our consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends declared and paid during 2017 and the October and November 2016 conversion of the 4.50% Convertible Preferred Stock to common stock.
Credit Facility. In January 2016, we completed the 2016 Credit Facility, consisting of (1) a $2.5 billion 2016 Revolver maturing on January 21, 2021, (2) a $1.0 billion senior unsecured 364-Day revolving credit facility ("364-Day Facility") maturing in January 2017, and (3) a $2.0 billion Senior Unsecured Term Loan A Facility ("2016 Term Loan A") maturing in January 2021.  In February 2016, the 364-Day Facility was terminated. See note 8 to our consolidated financial statements.
The 2016 Credit Facility bears interest at a per annum rate equal to LIBOR plus 1.125% to 2.000%, based on our senior unsecured debt rating. The proceeds of the initial borrowings under the 2016 Credit Facility, together with cash on hand, were used to repay all outstanding borrowings under the 2012 Credit Facility.

The 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. See notes 4 and 8 to our consolidated financial statements.
In February 2017, we entered into a first amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500.0 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022. During August 2017, we entered into a second amendment to the 2016 Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.
As of February 21, 2018, there was approximately $3.0 billion in availability under the 2016 Revolver.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2017, after giving effect to our January 2018 Senior Notes offering and application of the net proceeds therefrom. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations(a)	2018	2019	2020	2021	2022	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)	$116,045	$167,458	$155,051	$1,824,568	$3,291,737	$10,796,901	$16,351,760
Interest payments on debt and other long-term obligations(c)(d)	602,290	633,869	646,655	657,540	579,175	4,753,508	7,873,037
Lease obligations(e)	635,321	632,775	622,587	617,951	609,796	7,941,187	11,059,617
Access agreement obligations(f)	46,789	42,107	34,753	30,270	29,553	430,769	614,241
Total contractual obligations	$1,400,445	$1,476,209	$1,459,046	$3,130,329	$4,510,261	$23,922,365	$35,898,655

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove communications infrastructure or remediate the land upon which our communications infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2017, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.2 billion. As of December 31, 2017, the net present value of these asset retirement obligations was approximately $173.7 million. See note 7 to our consolidated financial statements.

•	We are contractually obligated to pay or reimburse others for property taxes related to our communications infrastructure.

•
We have the option to purchase approximately 53% of our towers that are leased or subleased or operated and managed under master leases, subleases and other agreements with AT&T, Sprint and T-Mobile at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes are not considered. The tower revenue notes have principal amounts of $1.0 billion, $300.0 million and $700.0 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively. See notes 8 and 19 to our consolidated financial statements.

(c)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2040 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The full year 2017 Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes was approximately $599.8 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(e)
Amounts relate primarily to lease obligations for the land interests on which our towers reside and are based on the assumption that payments will be made for certain renewal periods at our option up to the estimated communications infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See table below summarizing remaining terms to expiration.

(f)
Amounts relate primarily to access agreement obligations for rights-of-way, franchise pole attachments and other agreements to operate our fiber assets and are based on the assumption that payments will be made for certain renewal periods at our option up to the estimated communications infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant contracts.

The following chart summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2017. As of December 31, 2017, the leases for land interests under our towers had an average remaining life in excess of 30 years, weighted based on Towers site rental gross margin. See "Item 1A. Risk Factors."

(a)	Inclusive of fee interests and perpetual easements.

(b)	For the year ended December 31, 2017, without consideration of the term of the tenant contract.

Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with these financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 8 to our consolidated financial statements for further discussion of our debt covenants. See "Item 1A. Risk Factors." The following are ratios applicable to the financial maintenance covenants under the credit agreement governing our 2016 Credit Facility as of December 31, 2017.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2017
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.5x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	1.5x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2016 Credit Facility.

(b)	As defined in the credit agreement governing our 2016 Credit Facility.

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
Revenue Recognition. 84% of our total revenue for 2017 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years for site rental revenues derived from wireless customers and three to 20 years for site rental revenues derived from our fiber solutions business), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), upfront payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." See notes 2 and 7 to our consolidated financial statements.
As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain network services primarily relating to our towers and small cells, which represent approximately 16% of our total revenues for 2017. Network services and other revenue consists of (1) site development services and (2) installation services. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's site rental. See "Item 1. Business—The Company" for a further discussion of our business.
Accounting for Acquisitions — General. As described in "Item 1. Business," the majority of our communications infrastructure has been acquired directly or indirectly from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below and note 2 to our consolidated financial statements.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our financial statements.
Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the AT&T, T-Mobile and Sprint leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases. The evaluation of such agreements for capital or operating lease treatment includes consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint towers acquired in the Global Signal Acquisition, we determined that the tower leases were capital leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as capital leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.

Accounting for Acquisitions — Valuation. As of December 31, 2017, our largest asset was property and equipment, which primarily consists of communications infrastructure, followed by goodwill and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers) or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The most important estimates for measurement of above and below-market leases is the determination of (1) favorability or unfavorability to the current market terms and (2) applicable lease term, including whether renewals or extensions should be measured. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases and identification of any bargain purchase options.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground lease, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows; (2) future costs; (3) discount rates; and (4) the probability of enforcement to remove the towers or small cells or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our communications infrastructure, which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the communications infrastructure.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the communications infrastructure.
Accounting for Long-Lived Assets — Impairment Evaluation. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups; and

(2)	we separately pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view communications infrastructure as portfolios and communications infrastructure in a given portfolio and its related tenant contracts are not largely independent of the other communications infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of communications infrastructure, (2) the interdependencies of communications infrastructure portfolios, and (3) the manner in which communications infrastructure is traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned communications infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant customer. During 2017, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our communications infrastructure and (2) estimates regarding tenant cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual asset and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our reporting units are the same as our operating segments (Towers and Fiber). See note 16. We performed our most recent annual goodwill impairment test as of October 1, 2017, which resulted in no impairments. This assessment included consideration of our market capitalization, which was approximately four times the aggregate carrying amount of the reporting units as of December 31, 2017.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2017 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status" for a discussion of the impact of our REIT status.

Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  Our ability to utilize our NOLs is dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes, see "Item 7. MD&A—Results of Operations" and note 11 to our consolidated financial statements.
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
We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated network services and other cost of operations. We define segment operating profit as segment revenues less segment cost of operations and segment general and administrative expenses, excluding stock-based compensation (recorded in cost of operations and general and administrative expenses) and prepaid purchase price adjustments (recorded in cost of operations).
We use earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle, (income) loss from discontinued operations and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below and excludes items in our Adjusted EBITDA definition which are not applicable to the periods shown.

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income (loss)	$444,550	$356,973	$1,524,335
Adjustments to increase (decrease) net income (loss):
(Income) loss from discontinued operations	—	—	(999,049)
Asset write-down charges	17,322	34,453	33,468
Acquisition and integration costs	61,431	17,453	15,678
Depreciation, amortization and accretion	1,242,408	1,108,551	1,036,178
Amortization of prepaid lease purchase price adjustments	20,120	21,312	20,531
Interest expense and amortization of deferred financing costs	590,682	515,032	527,128
(Gains) losses on retirement of long-term obligations	3,525	52,291	4,157
Interest income	(18,761)	(796)	(1,906)
Other (income) expense	(1,994)	8,835	(57,028)
(Benefit) provision for income taxes	26,043	16,881	(51,457)
Stock-based compensation expense	96,435	96,538	67,148
Adjusted EBITDA(a)	$2,481,761	$2,227,523	$2,119,183

(a)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:

•
it is the primary measure used by our management to evaluate (1) the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations;

•
although specific definitions may vary, it is widely used by investors or other interested parties in evaluation of the communications infrastructure sector and other REITs to measure financial performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt.

Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to our January 2018 Senior Notes offering and the application of the net proceeds therefrom:

•	the potential refinancing of our $16.2 billion in existing debt, compared to $12.2 billion in the prior year;

•	our $3.0 billion of floating rate debt representing approximately 18% of total debt, compared to 16% in the prior year; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
Potential Refinancing of Existing Debt
We have no debt maturities other than principal payments on amortizing debt or anticipated repayment dates over the next 12 months. As of December 31, 2017 and December 31, 2016, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2017 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2017, after giving effect to our January 2018 Senior Notes offering and the application of the net proceeds therefrom, we had $3.0 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $4 million. As of December 31, 2016, we had approximately $2.0 billion of floating rate debt, none of which had LIBOR floors.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2017 after giving effect to our January 2018 Senior Notes offering and the application of the net proceeds therefrom (see note 19 to our consolidated financial statements). These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See note 8 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Fixed rate debt(b)	$54,482	$44,333	$31,926	$1,578,318	$874,862	$10,796,901	$13,380,822	$13,757,200
Average interest rate(b)(c)(d)	4.4%	4.5%	4.6%	2.9%	4.9%	5.0%	4.8%
Variable rate debt(e)	$61,563	$123,125	$123,125	$246,250	$2,416,875	$—	$2,970,938	$2,970,938
Average interest rate(e)	3.2%	3.5%	3.6%	3.6%	3.7%	—%	3.6%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.

(b)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The tower revenue notes have principal amounts of $1.0 billion, $300.0 million and $700.0 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively.

(c)	The average interest rate represents the weighted-average stated coupon rate (see also footnote (d)).

(d)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2040 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2017 Excess Cash Flow of the issuers of the tower revenue notes was approximately $599.8 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Predominantly consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2022.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Castle International Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded FiberNet, Wilcon, and Lightower from its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded FiberNet, Wilcon, and Lightower from our audit of internal control over financial reporting. FiberNet, Wilcon, and Lightower are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately $3.1 billion and $314 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$314,094	$567,599
Restricted cash	121,065	124,547
Receivables, net of allowance of $13,746 and $11,314, respectively	397,585	373,532
Prepaid expenses	162,366	128,721
Other current assets	138,670	130,362
Total current assets	1,133,780	1,324,761
Deferred site rental receivables	1,300,338	1,317,658
Property and equipment, net	12,932,885	9,805,315
Goodwill	10,021,468	5,757,676
Site rental contracts and customer relationships, net	5,626,435	3,298,778
Other intangible assets, net	335,324	351,294
Long-term prepaid rent and other assets, net	879,340	819,610
Total assets	$32,229,570	$22,675,092
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248,817	$188,516
Accrued interest	131,790	97,019
Deferred revenues	457,116	353,005
Other accrued liabilities	339,108	221,066
Current maturities of debt and other obligations	115,251	101,749
Total current liabilities	1,292,082	961,355
Debt and other long-term obligations	16,044,369	12,069,393
Other long-term liabilities	2,554,037	2,087,229
Total liabilities	19,890,488	15,117,977
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2017—406,280,673 and December 31, 2016—360,536,659	4,063	3,605
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2017—1,649,998 and December 31, 2016—0; aggregate liquidation value: December 31, 2017—$1,649,998 and December 31, 2016—$0	17	—
Additional paid-in capital	16,843,607	10,938,236
Accumulated other comprehensive income (loss)	(3,989)	(5,888)
Dividends/distributions in excess of earnings	(4,504,616)	(3,378,838)
Total equity	12,339,082	7,557,115
Total liabilities and equity	$32,229,570	$22,675,092

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net revenues:
Site rental	$3,669,191	$3,233,307	$3,018,413
Network services and other	686,414	687,918	645,438
Net revenues	4,355,605	3,921,225	3,663,851
Operating expenses:
Costs of operations(a):
Site rental	1,143,914	1,023,350	963,869
Network services and other	419,787	417,171	357,557
General and administrative	426,698	371,031	310,921
Asset write-down charges	17,322	34,453	33,468
Acquisition and integration costs	61,431	17,453	15,678
Depreciation, amortization and accretion	1,242,408	1,108,551	1,036,178
Total operating expenses	3,311,560	2,972,009	2,717,671
Operating income (loss)	1,044,045	949,216	946,180
Interest expense and amortization of deferred financing costs	(590,682)	(515,032)	(527,128)
Gains (losses) on retirement of long-term obligations	(3,525)	(52,291)	(4,157)
Interest income	18,761	796	1,906
Other income (expense)	1,994	(8,835)	57,028
Income (loss) from continuing operations before income taxes	470,593	373,854	473,829
Benefit (provision) for income taxes	(26,043)	(16,881)	51,457
Income (loss) from continuing operations	444,550	356,973	525,286
Discontinued operations (see note 3):
Income (loss) from discontinued operations, net of tax	—	—	19,690
Net gain (loss) from disposal of discontinued operations, net of tax	—	—	979,359
Income (loss) from discontinued operations, net of tax	—	—	999,049
Net income (loss)	444,550	356,973	1,524,335
Less: Net income (loss) attributable to the noncontrolling interest	—	—	3,343
Net income (loss) attributable to CCIC stockholders	444,550	356,973	1,520,992
Dividends on preferred stock	(58,294)	(32,991)	(43,988)
Net income (loss) attributable to CCIC common stockholders	$386,256	$323,982	$1,477,004
Net income (loss)	$444,550	$356,973	$1,524,335
Other comprehensive income (loss):
Interest rate swaps reclassified into results of operations, net of taxes	—	—	18,725
Foreign currency translation adjustments	1,899	(1,490)	(14,137)
Amounts reclassified into discontinued operations for foreign currency translation adjustments (see note 3)	—	—	(25,678)
Total other comprehensive income (loss)	1,899	(1,490)	(21,090)
Comprehensive income (loss) attributable to CCIC stockholders	$446,449	$355,483	$1,503,245
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$1.01	$0.95	$1.45
Income (loss) from discontinued operations, basic	$—	$—	$2.99
Net income (loss) attributable to CCIC common stockholders, basic	$1.01	$0.95	$4.44
Income (loss) from continuing operations, diluted	$1.01	$0.95	$1.44
Income (loss) from discontinued operations, diluted	$—	$—	$2.98
Net income (loss) attributable to CCIC common stockholders, diluted	$1.01	$0.95	$4.42
Weighted-average common shares outstanding (in thousands):
Basic	381,740	340,349	333,002
Diluted	383,221	340,879	334,062
Dividends/distributions declared per share of common stock	$3.90	$3.61	$3.35

(a)	Exclusive of depreciation, amortization and accretion shown separately.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss) from continuing operations	$444,550	$356,973	$525,286
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,242,408	1,108,551	1,036,178
(Gains) losses on retirement of long-term obligations	3,525	52,291	4,157
(Gains) losses on settled swaps	328	2,608	(54,475)
Amortization of deferred financing costs and other non-cash interest	9,368	14,333	37,126
Stock-based compensation expense	91,647	79,338	60,773
Asset write-down charges	17,322	34,453	33,468
Deferred income tax (benefit) provision	14,888	8,603	(60,618)
Other non-cash adjustments, net	(1,648)	2,451	(8,915)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	34,771	30,044	32
Increase (decrease) in accounts payable	(34,067)	10,600	(5,287)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	175,522	195,998	325,880
Decrease (increase) in receivables	60,859	(58,664)	12,668
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(15,287)	(55,315)	(112,248)
Net cash provided by (used for) operating activities	2,044,186	1,782,264	1,794,025
Cash flows from investing activities:
Payment for acquisitions of businesses, net of cash acquired	(9,260,135)	(556,854)	(1,102,179)
Capital expenditures	(1,228,071)	(873,883)	(908,892)
Net (payments) receipts from settled swaps	(328)	8,141	54,475
Other investing activities, net	(5,487)	12,364	(3,138)
Net cash provided by (used for) investing activities	(10,494,021)	(1,410,232)	(1,959,734)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,092,323	5,201,010	1,000,000
Principal payments on debt and other long-term obligations	(118,880)	(95,787)	(102,866)
Purchases and redemptions of long-term debt	—	(4,044,834)	(1,069,337)
Payments under revolving credit facility	(1,840,000)	(4,565,000)	(1,360,000)
Borrowings under revolving credit facility	2,820,000	3,440,000	1,790,000
Payments for financing costs	(29,240)	(41,533)	(19,642)
Net proceeds from issuance of common stock	4,221,329	1,325,865	—
Net proceeds from issuance of preferred stock	1,607,759	—	—
Purchases of common stock	(23,307)	(24,936)	(29,657)
Dividends/distributions paid on common stock	(1,508,705)	(1,239,158)	(1,116,444)
Dividends paid on preferred stock	(29,935)	(43,988)	(43,988)
Net (increase) decrease in restricted cash	3,808	(7,931)	16,458
Net cash provided by (used for) financing activities	8,195,152	(96,292)	(935,476)
Net increase (decrease) in cash and cash equivalents - continuing operations	(254,683)	275,740	(1,101,185)
Discontinued operations (see note 3):
Net cash provided by (used for) operating activities	—	—	2,700
Net cash provided by (used for) investing activities	—	113,150	1,103,577
Net increase (decrease) in cash and cash equivalents - discontinued operations	—	113,150	1,106,277
Effect of exchange rate changes on cash	1,178	(101)	(1,902)
Cash and cash equivalents at beginning of year	567,599	178,810	175,620	(a)
Cash and cash equivalents at end of year	$314,094	$567,599	$178,810
________________

(a)	Inclusive of cash and cash equivalents included in discontinued operations.
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock				Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares		($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2014	333,856,632	$3,339	—	—	9,775,000	—	$98	$9,512,396	$34,545	$(18,725)	$15,820	$(2,815,428)	$21,003	$6,737,228
Stock-based compensation related activity, net of forfeitures	251,554	2	—	—	—	—	—	65,838	—	—	—	—	—	65,840
Purchases and retirement of common stock	(336,526)	(3)	—	—	—	—	—	(29,654)	—	—	—	—	—	(29,657)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—	(38,943)	18,725	(20,218)	—	(872)	(21,090)
Disposition of CCAL	—	—	—	—	—		—	—	—	—	—	—	(23,474)	(23,474)
Common stock dividends/distributions	—	—	—	—	—		—	—	—	—	—	(1,119,973)	—	(1,119,973)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(43,988)	—	(43,988)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	1,520,992	3,343	1,524,335
Balance, December 31, 2015	333,771,660	$3,338	—	—	9,775,000		$98	$9,548,580	$(4,398)	$—	$(4,398)	$(2,458,397)	$—	$7,089,221

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)" and note 9 with respect to the reclassification adjustment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2015	333,771,660	$3,338	—	—	9,775,000	$98	$9,548,580	$(4,398)	$—	$(4,398)	$(2,458,397)	$—	$7,089,221
Stock-based compensation related activity, net of forfeitures	263,782	2	—	—	—	—	86,271	—	—	—	—	—	86,273
Purchases and retirement of common stock	(289,531)	(3)	—	—	—	—	(24,933)	—	—	—	—	—	(24,936)
Net proceeds from issuance of common stock	15,178,064	152	—	—	—	—	1,325,713	—	—	—	—	—	1,325,865
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	(1,490)	—	(1,490)	—	—	(1,490)
Recognition of excess tax benefit	—	—	—	—	—	—	2,623	—	—	—	—	—	2,623
Common stock dividends/distributions	—	—	—	—	—	—	—	—	—	—	(1,244,423)	—	(1,244,423)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(32,991)	—	(32,991)
Conversion of preferred stock to common stock (see note 12)	11,612,684	116	—	—	(9,775,000)	(98)	(18)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	356,973	—	356,973
Balance, December 31, 2016	360,536,659	$3,605	—	—	—	$—	$10,938,236	$(5,888)	$—	$(5,888)	$(3,378,838)	$—	$7,557,115

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share data)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock				AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares		($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Total AOCI	Dividends/Distributions in Excess of Earnings	Noncontrolling interest from discontinued operations	Total
Balance, December 31, 2016	360,536,659	$3,605	—	—	—		$—	$10,938,236	$(5,888)	$—	$(5,888)	$(3,378,838)	$—	$7,557,115
Stock-based compensation related activity, net of forfeitures	861,028	10	—	—	—	—	—	99,978	—	—	—	—	—	99,988
Purchases and retirement of common stock	(259,331)	(3)	—	—	—	—	—	(23,304)	—	—	—	—	—	(23,307)
Net proceeds from issuances of common stock (see note 12)	45,142,300	451	—	—	—		—	4,220,878	—	—	—	—	—	4,221,329
Net proceeds from issuances of preferred stock (see note 12)	—	—	1,650,000	17	—		—	1,607,742	—	—	—	—	—	1,607,759
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—	1,899		1,899	—	—	1,899
Recognition of excess tax benefit	—	—	—	—	—	—	—	77	—	—	—	—	—	77
Common stock dividends/distributions	—	—	—	—	—		—	—	—	—	—	(1,512,034)	—	(1,512,034)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(58,294)	—	(58,294)
Conversion of preferred stock to common stock (see note 12)	17	—	(2)	—	—		—	—	—	—	—	—	—	—
Net income (loss)					—	—	—	—	—	—	—	444,550	—	444,550
Balance, December 31, 2017	406,280,673	$4,063	1,649,998	17	—		$—	$16,843,607	$(3,989)	$—	$(3,989)	$(4,504,616)	$—	$12,339,082

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1.	Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. and its predecessor, as applicable (together, "CCIC"), and their subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
The Company owns, operates and leases shared communications infrastructure that is geographically dispersed throughout the U.S, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. The Company's towers, fiber and small cells assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants."
The Company's core business is providing access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts").
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

◦
Approximately 15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised would be due between 2035 and 2049. In addition, through the acquisition of the rights to approximately 7,100 towers ("T-Mobile Acquisition"), there are another approximately 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due between 2018 and 2032 (less than $10 million would be due before 2025).

As part of the Company's effort to provide comprehensive communications infrastructure solutions, the Company also offers certain network services relating to its communications infrastructure, consisting of (1) site development services primarily relating to existing or new tenant equipment installations on its towers and small cells, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
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

As a result of the 2017 Acquisitions of fiber assets as described in note 4, the Company has changed the name of the "Small Cells" operating segment to "Fiber." The Company changed the name of this segment to reflect its strategy of utilizing the same fiber assets to provide both small cells and fiber solutions to its customers. The name change did not impact the composition or the previously-reported operating results of the Fiber segment. As such, the Company's operating segments are now referred to as "Towers" and "Fiber." See note 16.

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
The following table is a summary of the impact of restricted cash on the statement of cash flows.

	For the years ended December 31,
	2017	2016	2015
Net cash provided by (used from) operating activities	$847	$(4,547)	$3,974
Net cash provided by (used from) investing activities	$(26)	$10,541	$(3,752)
Net cash provided by (used from) financing activities	$3,808	$(7,931)	$16,458
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
Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria is met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets, or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, and improvements are capitalized, while maintenance and repairs are expensed. Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2017, 2016, and 2015, the Company had $91.9 million, $86.1 million, and $36.7 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $14.3 million, $26.9 million, and $27.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Asset Retirement Obligations
Pursuant to its ground lease, easement and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space upon which the Company's communications infrastructure resides. Asset retirement obligations are included in "other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2017, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land interest under the acquired communications infrastructure, or (3) other contractual rights such as trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and site rental leases. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the communications infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related communications infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "deferred revenues" and "other long-term liabilities" on the Company's consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) below-market tenant leases for contractual interests with tenants on acquired communications infrastructure, which are amortized to site rental revenues and (2) above-market leases for land interests under the Company's communications infrastructure, which are amortized to site rental cost of operations.
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
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years for site rental revenues derived from wireless customers and three to 20 years for site rental revenues derived from the Company's fiber solutions business (including from organizations with high-bandwidth and multi-location demands)), regardless of whether the payments from the tenant are received in equal monthly amounts. Certain of the Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $86.0 million and $67.2 million included in "other current assets" and non-current amounts of $1.3 billion and $1.3 billion included in "deferred site rental receivables" for the years ended December 31, 2017 and 2016, respectively. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities."
Network services revenues are recognized after completion of the applicable service. Nearly all of the installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
In jurisdictions where the Company determines that it is the principal taxpayer, taxes and surcharges are recorded on a gross basis. In jurisdictions where the Company determines that it is acting as a collection agent for the government authority (for example, in collecting sales taxes or value-added taxes collected from customers), such amounts are presented on a net basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Costs of Operations
Approximately 55% of the Company's site rental costs of operations expenses consist of Towers ground lease expenses, and the remainder includes fiber access expenses, property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Fiber access expenses primarily consist of leases of fiber assets and other access agreements to facilitate the Company's communications infrastructure.
Ground lease and fiber access expenses are recognized on a monthly basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber access agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing renewal options, the Company has straight-lined the expense over a sufficient portion of such renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line expense is included in "other long-term liabilities" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet.
Network services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs.
Acquisition and Integration Costs
All direct or incremental costs related to a business combination are expensed as incurred. Costs include severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, or fees paid for services such as consulting, accounting, legal, or engineering reviews. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). See note 4 for a discussion of the Company's recent acquisitions.
Stock-Based Compensation
Restricted Stock Units. The Company records stock-based compensation expense only for those unvested restricted stock units ("RSUs") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of RSUs for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation is as follows:
Valuation. The fair value of RSUs without market conditions is determined based on the number of shares relating to such RSUs and the quoted price of the Company's common stock at the date of grant. The Company estimates the fair value of RSUs with market conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of RSUs with market conditions on the date of grant is affected by its common stock price as well as assumptions regarding a number of highly complex or subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
Amortization Method. The Company amortizes the fair value of all RSUs on a straight-line basis for each separately vesting tranche of the award (graded vesting schedule) over the requisite service periods.
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

	Years Ended December 31,
	2017	2016	2015
Interest expense on debt obligations	$581,314	$500,699	$490,002
Amortization of deferred financing costs and adjustments on long-term debt, net	19,035	19,087	21,048
Amortization of interest rate swaps	—	—	18,725
Capitalized interest	(11,545)	(7,010)	(4,805)
Other	1,878	2,256	2,158
Total	$590,682	$515,032	$527,128
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Discounts or purchase price adjustments are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to the TRSs, (4) franchise taxes, (5) property taxes, and (6) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
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
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. The Company will be subject to a federal corporate level tax rate (currently 21%) on the gain recognized from the sale of assets occurring within a specified period (generally 5 years) after the REIT conversion up to the amount of the built in gain that existed on January 1, 2014, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2014.  This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2017 and 2016, the Company has not recorded any penalties related to its income tax positions.
See note 11.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the year ended December 31, 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of RSUs as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as determined under the if-converted method. For the years ended December 31, 2016 and December 31, 2015, diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of RSUs as determined under the treasury stock method and (2) conversion of the Company's then outstanding 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Convertible Preferred Stock"), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$444,550	$356,973	$525,286
Dividends on preferred stock	(58,294)	(32,991)	(43,988)
Net income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$386,256	$323,982	$481,298

Income (loss) from discontinued operations, net of tax	—	—	999,049
Less: Net income (loss) attributable to the noncontrolling interest	—	—	3,343
Net income (loss) from discontinued operations attributable to CCIC common stockholders for basic and diluted computations	—	—	995,706

Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	381,740	340,349	333,002
Effect of assumed dilution from potential common shares relating to RSUs	1,481	530	1,060
Diluted weighted-average number of common shares outstanding	383,221	340,879	334,062
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$1.01	$0.95	$1.45
Income (loss) from discontinued operations, basic	$—	$—	$2.99
Net income (loss) attributable to CCIC common stockholders, basic	$1.01	$0.95	$4.44
Income (loss) from continuing operations, diluted	$1.01	$0.95	$1.44
Income (loss) from discontinued operations, diluted	$—	$—	$2.98
Net income (loss) attributable to CCIC common stockholders, diluted	$1.01	$0.95	$4.42
For the year ended December 31, 2017, 15.0 million common share equivalents related to the 6.875% Convertible Preferred Stock were excluded from the dilutive common shares because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price as of December 31, 2017. For the year ended December 31, 2015, 11.4 million common share equivalents related to the then outstanding 4.50% Convertible Preferred Stock were excluded from the dilutive common shares because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of such year. See notes 12 and 13.

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
Swaps
Interest Rate Swaps. The Company had previously entered into interest rate swaps to manage or reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings or (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. Derivative financial instruments were entered into for periods that matched the related underlying exposures. The Company can elect whether or not to designate derivative financial instruments as accounting hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges. As of December 31, 2017, the Company does not have any interest rate swaps.
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
Foreign Currency Swaps. During 2015, the Company entered into foreign currency swaps to manage and reduce its foreign currency risk related to the May 2015 sale of the Company's formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL") (see note 3). The derivatives were recognized on the consolidated balance sheet at fair value as of December 31, 2015. These swaps were not designated as accounting hedges and as such, the corresponding gain (loss) on the fair value adjustment is included as a component of "other income (expense)" on the Company's consolidated statement of operations and comprehensive income (loss). See note 9. In January 2016, the then outstanding swap related to the installment payment received from the Buyer (as defined in note 3) was cash settled.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2017 had a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company will adopt the guidance effective January 1, 2018 with the cumulative effect being recognized at the date of initial application, and the adoption of this guidance will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. With regard to the application of this guidance to the Towers segment, the Company expects that (1) its Towers lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its consolidated statement of operations and consolidated statement of cash flows. With regard to the application of this guidance to the Fiber segment, the Company (1) has established and is progressing through the various steps of a cross-functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) continues to assess additional impacts to its consolidated financial statements, including the consolidated statement of operations and the consolidated statement of cash flows.
In November 2016, the FASB issued new guidance which requires an entity's statement of cash flows to explain the change in restricted cash and restricted cash equivalents in addition to cash and cash equivalents. This new guidance also requires an entity that includes cash, cash equivalents, restricted cash and restricted cash equivalents on multiple lines on its balance sheet to present a reconciliation between its statement of cash flows and its balance sheet. The guidance is effective for the Company on January 1, 2018, and is required to be applied retrospectively to each prior reporting period presented. The Company will adopt this guidance effective January 1, 2018, and believes that the impact of the new guidance will be limited to certain changes in presentation on the consolidated statement of cash flows.
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. The Company will adopt this guidance effective January 1, 2018 and will apply the new guidance to prospective transactions. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.
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
In February 2017, the FASB issued new guidance which clarifies the scope and application of accounting for the de-recognition of non-financial assets and in substance non-financial assets, including sales and partial sales of real estate assets. The new guidance also eliminates the existing industry specific guidance for partial sales of real estate and requires full gain recognition upon partial sales of real estate. The guidance is effective for the Company as of January 1, 2018. The Company will adopt this guidance effective January 1, 2018, and the adoption of this guidance will not have a material impact on its consolidated financial statements.

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
During the second quarter 2015, the Company used net proceeds from the sale of CCAL to repay portions of outstanding borrowings under the Company's then outstanding senior secured credit facility ("2012 Credit Facility"). See note 8.
The Company entered into foreign currency swaps to manage and reduce its foreign currency risk associated with the sale of CCAL. These swaps are not included in discontinued operations. See note 9.
Prior to the sale of CCAL, it had historically been a separate operating segment of the Company. The sale of CCAL is treated as discontinued operations for all periods presented pursuant to ASU 2014-08, which the Company adopted on January 1, 2015. The sale of CCAL represented a strategic shift of the Company to focus on its U.S. operations. The gain from disposal of CCAL is included in discontinued operations on the consolidated statement of operations. The tables below set forth the results of operations related to discontinued operations for the year ended December 31, 2015.

Year Ended December 31,
2015(b)(c)
Total revenues	$65,293
Total cost of operations (a)	17,498
Depreciation, amortization and accretion	10,168
Total other expenses	10,481
Pre-tax income from discontinued operations	27,146
Benefit (provision) from income taxes	(7,456)
Net income (loss) from discontinued operations(d)	$19,690

(a)	Exclusive of depreciation, amortization, and accretion shown separately.

(b)	No interest expense has been allocated to discontinued operations.

(c)	CCAL results are through May 28, 2015, which was the closing date of the Company's sale of CCAL.

(d)	Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the consolidated statement of operations.
The Company recorded a gain on the sale of CCAL during the year ended December 31, 2015, which was comprised of the following items:

Cash received from sale of CCAL(a)	$1,139,369
Installment payment receivable due January 2016(a)	117,384
Total proceeds from sale of CCAL	$1,256,753
Adjusted for:
Net assets and liabilities related to discontinued operations(b)(c)	258,575
Transaction fees and expenses	23,059
Foreign currency translation reclassification adjustments(d)	(25,678)
Pre-tax gain (loss) from disposal of discontinued operations	1,000,797
Income taxes related to the sale of CCAL	(21,438)
Gain (loss) from disposal of discontinued operations	$979,359

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
The Company utilized borrowings under the 2012 Credit Facility and cash on hand to fund the cash consideration of approximately $1.0 billion. See note 8.
The final purchase price allocation for the Sunesys Acquisition is shown below.

Final Purchase Price Allocation
Current assets	$15,306
Property and equipment	444,394
Goodwill(a)	331,775
Other intangible assets, net	254,079
Current liabilities	(20,233)
Other non-current liabilities	(37,356)
Net assets acquired(b)	$987,965

(a)
The final purchase price allocation for the Sunesys Acquisition resulted in the recognition of goodwill based on the Company's expectation to leverage the Sunesys fiber footprint to support new small cells. The Sunesys fiber is complementary to the Company's existing fiber assets and is located where the Company expects to see wireless carrier network investments.

(b)	Assets acquired in the Sunesys Acquisition are included in the Company's REIT and as such, no deferred taxes were recorded in connection with the Sunesys Acquisition.
Net revenues and net income (loss) attributable to the Sunesys Acquisition are included in the Company's consolidated statements of operations and comprehensive income (loss), since the date the acquisition was completed. For the years ended December 31, 2017, 2016 and 2015, the Sunesys Acquisition contributed consolidated net revenues of $121.7 million, $112.6 million and $41.4 million, respectively.
2016 TDC Acquisition
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461.0 million in cash ("TDC Acquisition"). The Company financed the acquisition with cash on hand, cash from borrowings under the Company's senior unsecured revolving credit facility ("2016 Revolver"), and cash from equity issuances under the ATM Program (see note 12). The final purchase price allocation was primarily comprised of customer relationships of approximately $140 million, property and equipment of approximately $107 million, and goodwill of approximately $211 million.
2017 FiberNet Acquisition
On November 1, 2016, the Company announced that it had entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that, as of the agreement date, owned or had rights to approximately 11,500 route miles of fiber installed or under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed the FiberNet

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Acquisition, which was financed using proceeds from its November 2016 Common Stock Offering (as defined in note 12) and borrowings under the 2016 Revolver (see note 8).
The preliminary purchase price allocation for the FiberNet Acquisition is shown below and is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current assets	$52,274
Property and equipment	438,478
Goodwill(a)	777,563
Other intangible assets, net(b)	327,338
Other non-current assets	2,449
Current liabilities	(41,120)
Other non-current liabilities	(36,152)
Net assets acquired(c)	$1,520,830

(a)	The preliminary purchase price allocation for the FiberNet Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the FiberNet fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the FiberNet fiber to the Company's existing fiber assets and its location in top metro markets where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and customer relationships.

(c)	The vast majority of the assets will be included in the Company's REIT. As such, no deferred taxes were recorded in connection with the FiberNet Acquisition.
2017 Wilcon Acquisition
On April 17, 2017, the Company announced that it had entered into a definitive agreement to acquire Wilcon Holdings LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. On June 26, 2017, the Company closed the Wilcon Acquisition, which was financed using proceeds from the May 2017 Common Stock Offering (as defined in note 12) and the 4.750% Senior Notes (as defined in note 8) offering.
The preliminary purchase price of approximately $600 million was primarily comprised of other intangible assets (predominantly comprised of site rental contracts and customer relationships) of approximately $140 million, property and equipment of approximately $150 million, goodwill of approximately $360 million, offset by deferred revenues of approximately $40 million.
The preliminary purchase price allocation for the Wilcon Acquisition resulted in the recognition of goodwill based on (1) the Company's expectation to leverage the Wilcon fiber footprint to support new small cells and fiber solutions, (2) the complementary nature of the Wilcon fiber to the Company's existing fiber assets and its location primarily in Los Angeles and San Diego, where the Company expects to see wireless carrier network investments, (3) the Company's belief that the acquired fiber assets are well positioned to benefit from the continued growth trends in the demand for data, and (4) other intangibles not qualified for separate recognition, including the assembled workforce. The preliminary purchase price allocation for the Wilcon Acquisition is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

2017 Lightower Acquisition
On July 18, 2017, the Company announced that it had entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash, subject to certain limited adjustments ("Lightower Acquisition"). Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, the Company closed the Lightower Acquisition, which was financed using (1) cash on hand, including proceeds from the July 2017 Equity Offerings (as defined in note 12) and the August 2017 Senior Notes (as defined in note 8) offering, and (2) borrowings under the 2016 Revolver.
The preliminary purchase price allocation for the Lightower Acquisition is shown below and is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current assets	$104,643
Property and equipment	2,197,466
Goodwill(a)	3,116,010
Other intangible assets, net(b)	2,177,090
Other non-current assets	28,834
Current liabilities	(172,399)
Other non-current liabilities	(299,667)
Net assets acquired(c)	$7,151,977

(a)	The preliminary purchase price allocation for the Lightower Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and customer relationships.

(c)	The vast majority of the assets will be included in the Company's REIT. As such, no deferred taxes were recorded in connection with the Lightower Acquisition.
Actual and Pro Forma Financial Information
Net revenues and net income (loss) attributable to acquisitions completed during the year ended December 31, 2017 are included in the Company's consolidated statements of operations and comprehensive income (loss), since the respective date each acquisition was completed. For the year ended December 31, 2017, the FiberNet Acquisition, Wilcon Acquisition and Lightower Acquisition (collectively, "2017 Acquisitions") resulted in an increase to consolidated net revenues of $314.1 million.
The unaudited pro forma financial results for the years ended December 31, 2017 and 2016 combine the historical results of the Company, along with the historical results of the 2017 Acquisitions for the respective periods. The following table presents the unaudited pro forma consolidated results of operations of the Company as if each acquisition was completed as of January 1, 2016 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations.

	Twelve Months Ended December 31,
	2017		2016
Net revenues	$5,050,166		$4,864,852
Income (loss) before income taxes	541,389	(b)(c)	367,326	(b)(c)(d)
Benefit (provision) for income taxes	(28,960)	(a)	(20,968)	(a)
Net income (loss)	$512,429	(b)(c)	$346,358	(b)(c)(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.89	(c)(e)	$0.51	(c)(e)
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.88	(c)(e)	$0.51	(c)(e)

(a)
For the years ended December 31, 2017 and 2016, amounts are inclusive of pro forma adjustments to the benefit (provision) for income tax as a result of the Company's REIT status. The vast majority of the assets and related income from the FiberNet Acquisition, the Wilcon Acquisition, and the Lightower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Acquisition are included in the Company's REIT. The remaining assets are included in the Company's TRS. For purposes of the unaudited pro forma financial results, an adjustment has been made to reflect the additional tax impact of the income related to the TRS assets.

(b)
For the years ended December 31, 2017 and 2016, amounts are inclusive of pro forma adjustments to depreciation and amortization of $247.1 million and $315.9 million, respectively, related to property and equipment and intangibles recorded as a result of the 2017 Acquisitions.

(c)
Pro forma amounts include the impact of the interest expense and common stock share issuances associated with the related debt and equity financings for the 2017 Acquisitions (see above and notes 8 and 12).

(d)	Amounts are inclusive of a total of $120 million of Lightower stock-based compensation expense and acquisition and integration costs.

(e)
Pro forma amounts include the impact of the preferred stock dividends related to the Mandatory Convertible Preferred Stock Offering (as defined in note 12) for the Lightower Acquisition (see above and note 12).

5.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	As of December 31,
		2017	2016
Land(a)	—	$1,859,431	$1,747,335
Buildings	40 years	119,313	110,641
Communications infrastructure assets	1-20 years	17,183,482	13,825,394
Information technology assets and other	2-7 years	372,339	278,489
Construction in process	—	898,621	456,675
Total gross property and equipment		20,433,186	16,418,534
Less: accumulated depreciation		(7,500,301)	(6,613,219)
Total property and equipment, net		$12,932,885	$9,805,315

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $914.9 million, $832.7 million and $774.9 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment, and accumulated depreciation was $4.3 billion and $1.7 billion, respectively, as of December 31, 2017. See notes 1 and 2, including discussion of the Company's prepaid master lease agreements.

6.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2017 and December 31, 2016 were as follows:

Balance as of December 31, 2015	$5,513,551
Additions due to TDC Acquisition(a)	210,905
Adjustments due to other acquisitions, purchase price allocations and other, net	33,220
Balance as of December 31, 2016	$5,757,676
Additions due to FiberNet Acquisition(b)	777,563
Additions due to Wilcon Acquisition(b)	357,606
Additions due to Lightower Acquisition(b)	3,116,010
Adjustments due to other acquisitions, purchase price allocations and other, net	12,613
Balance as of December 31, 2017	$10,021,468

(a)
The final purchase price allocation for the TDC Acquisition resulted in the recognition of goodwill in the Towers segment because of the anticipated growth opportunity in the acquired tower portfolio. See note 4.

(b)	The preliminary purchase price allocation for the FiberNet Acquisition, Wilcon Acquisition and Lightower Acquisition resulted in the recognition of goodwill in the Fiber segment based on:

•	the Company's expectation to leverage the FiberNet, Wilcon and Lightower fiber footprint to support new small cell and fiber solutions,

•	the complementary nature of the FiberNet, Wilcon and Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

•	other intangibles not qualified for separate recognition, including the assembled workforce. See note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Intangibles
The following is a summary of the Company's intangible assets. See note 4 for further discussion of the Company's acquisitions.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value(a)	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$7,782,934	$(2,156,499)	$5,626,435	$5,146,301	$(1,847,523)	$3,298,778
Other intangible assets	502,891	(167,567)	335,324	497,091	(145,797)	351,294
Total	$8,285,825	$(2,324,066)	$5,961,759	$5,643,392	$(1,993,320)	$3,650,072

(a)
During the year ended December 31, 2017, intangible assets additions (primarily site rental contracts and customer relationships) from acquisitions had a weighted average amortization period of approximately 17 years.

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2017	2016	2015
Depreciation, amortization and accretion	$314,447	$264,656	$251,443
Site rental costs of operations	18,373	19,367	20,420
Total amortization expense	$332,820	$284,023	$271,863
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$445,849	$444,889	$444,589	$444,155	$443,688

7.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2017	2016
Deferred rental revenues	$1,076,845	$983,263
Deferred ground lease payable	559,556	517,281
Above market leases for land interests, net	201,542	224,126
Deferred credits, net	531,856	207,992
Asset retirement obligation	173,733	146,100
Deferred income tax liabilities	5,192	8,075
Other long-term liabilities	5,313	392
Total	$2,554,037	$2,087,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Pursuant to its ground lease, easement and leased facility agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space upon which its communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $13.1 million, $11.3 million and $9.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, liabilities for retirement obligations were $173.7 million and $146.1 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.
For the years ended December 31, 2017, 2016 and 2015, the Company recorded $19.3 million, $21.0 million and $22.5 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Above-market leases for land interests	$18,277	$17,674	$16,769	$15,667	$14,580
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $37.3 million, $33.6 million and $32.8 million, respectively, in "site rental revenues" related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2018 to 2022 are as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Below-market tenant leases	$65,104	$59,145	$53,050	$49,745	$44,910
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $141.0 million and $100.9 million, respectively, as of December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

8.	Debt and Other Obligations
See note 19 for a discussion of the Company's issuance of the January 2018 Senior Notes (as defined in note 19) and the application of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of December 31, 2017.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2017		2016	2017	(a)
Bank debt – variable rate:
2016 Revolver	Jan. 2016	Aug. 2022		$980,000	(b)	$—	2.6%	(c)
2016 Term Loan A	Jan. 2016	Aug. 2022		2,396,588		1,954,173	2.6%	(c)
Total bank debt				3,376,588		1,954,173
Securitized debt – fixed rate:
Secured Notes, Series 2009-1, Class A-1	Jul. 2009	Aug. 2019	(d)	31,813		51,416	6.3%
Secured Notes, Series 2009-1, Class A-2	Jul. 2009	Aug. 2029	(d)	69,500		68,737	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(e)(f)	1,246,106		1,244,237	6.1%
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(e)(f)	995,354		993,557	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(e)(f)	297,211		296,573	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(e)(f)	692,325		691,285	3.7%
Total securitized debt				3,332,309		3,345,805
Bonds – fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,639,207		1,637,099	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		992,663		991,279	3.8%
4.875% Senior Notes	Apr. 2014	Apr. 2022		842,090		840,322	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		849,859		849,698	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		891,145		890,118	4.5%
3.700% Senior Notes	May 2016	June 2026		742,727		741,908	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		695,383		693,893	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		493,833		—	4.0%
4.750% Senior Notes	May 2017	May 2047		343,209		—	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		741,859		—	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		990,965		—	3.7%
Total bonds				9,222,940		6,644,317
Other:
Capital leases and other obligations	Various	Various	(g)	227,783		226,847	Various
Total debt and other obligations				16,159,620		12,171,142
Less: current maturities and short-term debt and other current obligations				115,251		101,749
Non-current portion of long-term debt and other long-term obligations				$16,044,369		$12,069,393

(a)	Represents the weighted-average stated interest rate.

(b)	As of December 31, 2017, the undrawn availability under the 2016 Revolver was $2.5 billion. See note 19.

(c)
The 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A") bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.125% to 2.000%, based on the Company's senior unsecured debt rating. The Company pays a commitment fee of approximately 0.200% per annum on the undrawn available amount under the 2016 Revolver.

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

(f)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2017, the Tower Revenue Notes have principal amounts of $2.3 billion, $300.0 million and $700.0 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively. See note 19.

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
Bank Debt
In January 2016, the Company completed the 2016 Credit Facility, which was originally comprised of (1) a $2.5 billion 2016 Revolver maturing in January 2021, (2) a $2.0 billion 2016 Term Loan A maturing in January 2021 and (3) a $1.0 billion senior unsecured 364-day revolving credit facility ("364-Day Facility") maturing in January 2017.  The Company used the net proceeds from the 2016 Credit Facility (1) to repay the then outstanding 2012 Credit Facility and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the February 2016 Senior Notes (as defined below) offering to repay in full all outstanding borrowings under the then outstanding 364-Day Facility.
In February 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500.0 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.
In August 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion, and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.
Securitized Debt
The Tower Revenue Notes and the 2009 Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCIC. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The January 2010 Tower Revenue Notes, August 2010 Tower Revenue Notes and May 2015 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.
The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes not previously purchased. In April 2014, the Company utilized a portion of the net proceeds from the 4.875% Senior Notes (as defined below) offering to repay $300.0 million of the January 2010 Tower Revenue Notes which had an anticipated repayment date of January 2015.
The net proceeds of the May 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of CCAL, were primarily used to (1) repay $250.0 million aggregate principal amount of August 2010 Tower Revenue Notes which had an anticipated repayment date of August 2015, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2017, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.1 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves, expenses and management fees, are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Ratio ("DSCR") (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certain level for two consecutive calendar quarters. If the DSCR falls below a certain level as of the end of any calendar quarter, then all cash on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt with applicable prepayment consideration.
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
See note 19 for a discussion of the redemption of the January 2010 Tower Revenue Notes.
Bonds—Senior Notes
In February 2017, the Company issued $500.0 million aggregate principal amount of 4.000% senior unsecured notes due March 2027 ("4.000% Senior Notes"). The Company used the net proceeds from the 4.000% Senior Notes offering to repay a portion of the outstanding borrowings under the 2016 Revolver.
In May 2017, the Company issued $350.0 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.750% Senior Notes"). The Company used the net proceeds from the 4.750% Senior Notes offering to partially fund the Wilcon Acquisition and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In August 2017, the Company issued $1.75 billion aggregate principal amount of senior unsecured notes ("August 2017 Senior Notes"), which consisted of (1) $750.0 million aggregate principal amount of 3.200% senior unsecured notes due September 2024 ("3.200% Senior Notes") and (2) $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due September 2027 ("3.650% Senior Notes"). The Company used the net proceeds from the August 2017 Senior Notes offering to partially fund the Lightower Acquisition and pay related fees and expenses.
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("February 2016 Senior Notes"), which consisted of (1) $600.0 million aggregate principal amount of 3.400% senior notes due February 2021 ("3.400% Senior Notes") and (2) $900.0 million aggregate principal amount of 4.450% senior unsecured notes due February 2026 ("4.450% Senior Notes"). The Company used the net proceeds from the February 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the then outstanding 364-Day Facility and (2) repay $500.0 million of outstanding borrowings under the 2016 Revolver.
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consisted of (1) $250.0 million aggregate principal amount of additional 3.400% Senior Notes pursuant to the same indenture as the 3.400% Senior Notes issued in the February 2016 Senior Notes offering and (2) $750.0 million aggregate principal amount of 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"). The Company used the net proceeds from the May 2016 Senior Notes offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In September 2016, the Company issued $700.0 million aggregate principal amount of 2.250% senior unsecured notes ("2.250% Senior Notes") due September 2021. The Company used the net proceeds from the 2.250% Senior Notes offering to (1) repay $500.0 million aggregate principal amount of 2.381% secured notes due 2017 ("2.381% Secured Notes") issued by certain of its subsidiaries and (2) repay a portion of the outstanding borrowings under the 2016 Revolver.
In April 2014, the Company issued $850.0 million aggregate principal amount of 4.875% senior unsecured notes due April 2022 ("4.875% Senior Notes"). The net proceeds from the offering were approximately $839.0 million, after the deduction of associated fees. The Company utilized the net proceeds from the 4.875% Senior Notes offering (1) to repay $300.0 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015 and (2) to redeem all of the then outstanding 7.125% senior unsecured notes due 2019.
In October 2012, the Company issued $1.65 billion aggregate principal amount of 5.250% senior unsecured notes due 2023 ("5.250% Senior Notes"). The Company used the net proceeds from the 5.250% Senior Notes offering to partially fund the T-Mobile Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Each of the February 2016 Senior Notes, May 2016 Senior Notes, 2.250% Senior Notes, 4.875% Senior Notes, 5.250% Senior Notes, 4.000% Senior Notes, 4.750% Senior Notes, August 2017 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
CCIC may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any to the date of redemption.
Bonds—Secured Notes
In December 2012, the Company issued $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 ("3.849% Secured Notes"). The 2012 Secured Notes were issued and are guaranteed by the same subsidiaries of CCIC that had previously issued and guaranteed the 7.750% senior unsecured notes due 2017 ("7.750% Secured Notes"). The 3.849% Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 3.849% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 3.849% Secured Notes. The 3.849% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 3.849% Secured Notes to repurchase and redeem the then outstanding 7.750% Secured Notes and a portion of the then outstanding 9.000% senior notes due 2011. The 3.849% Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any to the redemption date.
Previously Outstanding Indebtedness
See above for a discussion of the Company's recent redemptions and repayments of debt.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2017. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$116,045	$167,458	$155,051	$1,824,568	$3,701,737	$10,296,901	$16,261,760	$(102,140)	$16,159,620
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2017, 2016 and 2015.

	Year Ending December 31, 2017
	Principal Amount	Cash Paid	Gains (losses)(a)
2016 Term Loan A	$—	$—	$(3,525)

(a)	The losses related to write off of deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2016
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Revolving Credit Facility under 2012 Credit Facility	$—	$—	$(1,930)
Tranche A Term Loans under 2012 Credit Facility	629,375	629,375	(1,498)
Tranche B Term Loans under 2012 Credit Facility	2,247,015	2,247,015	(27,122)
Tower Revenue Notes, Series 2010-2	350,000	352,796	(3,338)
Tower Revenue Notes, Series 2010-5	300,000	307,176	(8,129)
2.381% Secured Notes	500,000	508,472	(10,274)
Total	$4,026,390	$4,044,834	$(52,291)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $33.8 million related to the write off of deferred financing costs.

	Year Ending December 31, 2015
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Tower Revenue Notes, Series 2010-4	$250,000	$250,000	$(159)
WCP Securitized Notes	252,830	252,830	2,105
Tranche B Term Loans under 2012 Credit Facility	564,137	564,137	(6,127)
Other	2,394	2,370	24
Total	$1,069,361	$1,069,337	$(4,157)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $4.2 million related to the write off of deferred financing costs, premiums and discounts.

9.	Swaps
Foreign Currency Swaps
During May 2015, the Company entered into two previously outstanding foreign currency swaps to manage and reduce its foreign currency risk related to its sale of CCAL (see note 3). The Company does not enter into foreign currency swaps for speculative or trading purposes. The foreign currency swaps were originally comprised of the following:

Item Swapped	Notional Amount	Forward Rate	Start Date	End Date	Pay Amount	Receive Amount	Fair Value at December 31, 2017
May 2015 cash receipt from sale of CCAL	A$1,400,000	0.8072	May 2015	June 2015	Australian Dollar	US Dollar	N/A	(a)
Installment payment from Buyer	A$155,000	0.79835	May 2015	January 2016	Australian Dollar	US Dollar	N/A	(b)

(a)
In conjunction with closing the CCAL sale on May 28, 2015, the Company cash settled the swap with a notional value of Australian dollar $1.4 billion and recorded a gain on foreign currency swaps of $54.5 million, which is included as a component of "other income (expense)" on the Company's consolidated statement of operations.

(b)
As of December 31, 2015, the Company marked-to-market the swap with a notional value of Australian dollar $155.0 million and recorded (1) an asset within "other current assets" on the Company's consolidated balance sheet and (2) a corresponding gain on foreign currency swaps, which is included as a component of "other income (expense)" on the Company's consolidated statement of operations. In January 2016, the then outstanding swap related to the installment payment received from the Buyer was settled.

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

	Level in Fair Value Hierarchy	December 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$314,094	$314,094	$567,599	$567,599
Restricted cash	1	126,065	126,065	129,547	129,547
Liabilities:
Debt and other obligations	2	$16,159,620	$16,643,725	$12,171,142	$12,660,013

11.	Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is as follows:

	Years Ended December 31,
	2017	2016	2015
Domestic	$450,771	$349,041	$461,293
Foreign(a)	19,822	24,813	12,536
Total	$470,593	$373,854	$473,829

(a)	Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(2,816)	$(227)	$495
Foreign	(6,050)	(6,820)	(5,675)
State	(2,289)	(1,231)	(3,981)
Total current	(11,155)	(8,278)	(9,161)
Deferred:
Federal	(17,743)	(7,968)	44,716
Foreign	2,883	(601)	(1,048)
State	(28)	(34)	16,950
Total deferred	(14,888)	(8,603)	60,618
Total tax benefit (provision)	$(26,043)	$(16,881)	$51,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2017	2016	2015
Benefit (provision) for income taxes at statutory rate	$(164,707)	$(130,849)	$(165,840)
Tax effect of foreign income (losses)	(430)	1,215	(527)
Tax adjustment related to REIT operations	158,812	121,092	186,649
Tax adjustment related to the inclusion of small cells in the REIT(a)	—	—	33,759
Expenses for which no federal tax benefit was recognized	(42)	(43)	(414)
Valuation allowances	21	(21)	3,000
State tax (provision) benefit, net of federal	(2,115)	(1,085)	1,210
Foreign tax	(3,168)	(7,421)	(6,723)
Effects of tax law change(b)	(14,628)	—	—
Other	214	231	343
Total	$(26,043)	$(16,881)	$51,457

(a)
During the fourth quarter of 2015, the Company de-recognized the net deferred tax liabilities related to the Company's small cells previously included in one or more TRSs in conjunction with the inclusion of small cells in the REIT in January 2016.

(b)
Pursuant to the Tax Cuts and Jobs Act, which was signed into law in December 2017, the Company was required to write down its net federal deferred tax asset in the amount of $16.8 million as a result of the reduction in the federal corporate tax rate offset by a benefit of $2.2 million related to the refund of the Company's alternative minimum tax credit carryforward.

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred income tax liabilities:
Property and equipment	$4,940	$3,945
Deferred site rental receivable	6,907	6,192
Total deferred income tax liabilities	11,847	10,137
Deferred income tax assets:
Intangible assets	4,460	22,377
Net operating loss carryforwards	20,800	21,143
Deferred ground lease payable	2,060	1,646
Accrued liabilities	5,161	5,511
Receivables allowance	317	383
Other	1,431	1,726
Valuation allowances	(1,172)	(6,627)
Total deferred income tax assets, net	33,057	46,159
Net deferred income tax asset (liabilities)	$21,210	$36,022
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2017			December 31, 2016
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$25,260	$—	$25,260	$42,948	$(21)	$42,927
State	1,142	—	1,142	1,170	—	1,170
Foreign	(4,020)	(1,172)	(5,192)	(1,469)	(6,606)	(8,075)
Total	$22,382	$(1,172)	$21,210	$42,649	$(6,627)	$36,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

At December 31, 2017, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237.0 million of losses related to stock-based compensation. The Company also has foreign NOLs of $53.2 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2024 and ending in 2036, the state NOLs expire starting in 2018 and ending in 2036, and the foreign NOLs expire starting in 2022 and ending in 2037. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2017, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized. The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2017	2016
Balance at beginning of year	$3,080	$6,770
Additions based on prior year tax positions	—	116
Reductions as a result of the lapse of statute limitations	(3,080)	(3,806)
Balance at end of year	$—	$3,080
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination. The Australian Taxation Office is conducting an audit of the tax consequences for Australian tax purposes of the Company's sale of CCAL. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions. The Company believes it has adequately provided for uncertain tax positions and does not believe assessments, if any, arising from current or future examination or audits will have a material effect on the Company's financial statements.
As of December 31, 2017, the Company's deferred tax assets are included in "long-term prepaid rent and other assets, net" and the Company's deferred tax liabilities are included in "other long-term liabilities" on the Company's consolidated balance sheet.

12.	Equity
"At-The-Market" Stock Offering Program
The Company maintains an "at-the-market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate cumulative gross sales price of up to $500.0 million to or through sales agents. Sales, if any, under the ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. During the year ended December 31, 2017, 0.2 million shares of common stock were sold under the ATM Program, generating net proceeds of $22.0 million after giving effect to sales commissions of $0.2 million. During the year ended December 31, 2016, 3.8 million shares of common stock were sold under the ATM Program, generating net proceeds of $323.8 million after giving effect to sales agent commissions of $3.3 million. The net proceeds from the sales under the ATM Program were used, in part, to fund the TDC Acquisition. As of December 31, 2017, the Company had approximately $150 million of gross sales of common stock availability remaining under the ATM Program.
May 2017 Common Stock Offering
On May 1, 2017, the Company completed an offering of 4.75 million shares of its common stock, which generated net proceeds of approximately $442.0 million ("May 2017 Common Stock Offering"). The Company used the net proceeds of the May 2017 Common Stock Offering to partially fund the Wilcon Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

July 2017 Equity Offerings
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
On July 26, 2017, the Company completed an offering of 1.65 million shares of the Company's 6.875% Convertible Preferred Stock, at $1,000 per share, including certain additional shares sold pursuant to the underwriters' option, which generated net proceeds of approximately $1.6 billion ("Mandatory Convertible Preferred Stock Offering"). The Company used the net proceeds from the Mandatory Convertible Preferred Stock Offering to partially fund the Lightower Acquisition and pay related fees and expenses.
The holders of the 6.875% Convertible Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Company's board of directors, at the rate of 6.875% on the liquidation preference of $1,000 per share. The dividends may be paid in cash or, subject to certain limitations, in shares of the Company's common stock or any combination of cash and shares of common stock on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2017 and to, and including, August 1, 2020. The terms of the 6.875% Convertible Preferred Stock provide that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of 6.875% Convertible Preferred Stock for all past dividend periods, no dividends may be declared or paid on common stock.
Unless converted earlier, each outstanding share of the 6.875% Convertible Preferred Stock will automatically convert into shares of the Company's common stock on August 1, 2020 into between 8.6806 and 10.4167 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6806, subject to certain anti-dilution adjustments.
The July 2017 Common Stock Offering and Mandatory Convertible Preferred Stock Offering are collectively referred to herein as "July 2017 Equity Offerings."
Convertible Preferred Stock Conversion
In October and November 2016, all of the approximately 9.8 million shares of the Company's then outstanding 4.50% Convertible Preferred Stock converted to approximately 11.6 million shares of the Company's common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 1.1880 common shares per each share of 4.50% Convertible Preferred Stock.
November 2016 Common Stock Offering
In November 2016, the Company completed an equity offering of approximately 11.4 million shares of common stock, which generated net proceeds of approximately $1.0 billion ("November 2016 Common Stock Offering"). The Company utilized proceeds from such offering to partially fund the FiberNet Acquisition.
Declaration and Payment of Dividends
During the year ended December 31, 2017, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 17, 2017	March 17, 2017	March 31, 2017	$0.950	$343.3	(a)
Common Stock	May 18, 2017	June 16, 2017	June 30, 2017	$0.950	$350.3	(a)
Common Stock	August 3, 2017	September 15, 2017	September 29, 2017	$0.950	$389.6	(a)
Common Stock	October 15, 2017	December 15, 2017	December 29, 2017	$1.050	$428.8	(a)
6.875% Convertible Preferred Stock	September 21, 2017	October 15, 2017	November 1, 2017	$18.142	$29.9
6.875% Convertible Preferred Stock	December 15, 2017	January 15, 2018	February 1, 2018	$17.188	$28.4

(a)	Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

See note 19 for further discussion of common stock dividends.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2017 on the Company's common stock and 6.875% Convertible Preferred Stock.

Equity Type	Payment Date	Dividends Per Share	Ordinary Taxable Dividend Per Share	Qualified Taxable Dividend Per Share(a)	Long-Term Capital Gain Distribution Per Share	Non-Taxable Distribution (per share)
Common Stock	March 31, 2017	$0.950	$0.950	$0.347	$—	$—
Common Stock	June 30, 2017	$0.950	$0.950	$0.347	$—	$—
Common Stock	September 29, 2017	$0.950	$0.950	$0.347	$—	$—
Common Stock	December 29, 2017	$1.050	$1.050	$0.384	$—	$—
6.875% Convertible Preferred Stock	November 1, 2017	$18.142	$18.142	$6.629	$—	$—

(a)	Qualified taxable dividend amounts are included in ordinary taxable dividend amounts.
The Company has determined that none of the distributions to the Company's shareholders for the tax year ended December 31, 2017 consisted of an alternative minimum tax adjustment.
Purchases of the Company's Common Stock
During each of the years ended December 31, 2017, 2016 and 2015, the Company purchased 0.3 million shares of common stock utilizing $23.3 million, $24.9 million and $29.7 million in cash, respectively.

13.	Stock-based Compensation
Stock Compensation Plans
Pursuant to a stockholder approved plan, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2017, the Company has 11.2 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 3.0 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Units
The Company issues RSUs to certain executives and employees; each RSU represents a contingent right to receive one share of common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, or (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately 3 years.
The following is a summary of the RSU activity during the year ended December 31, 2017.

RSUs
(In thousands)
Outstanding at the beginning of year	2,677
Granted	1,359
Vested	(747)
Forfeited	(321)
Outstanding at end of year	2,968
The Company granted approximately 1.3 million, 1.3 million and 1.0 million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average grant-date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

fair value per share of the grants for the years ended December 31, 2017, 2016 and 2015 was $73.52, $68.53 and $69.96 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2017 was approximately 2.5 years.
The approximately 1.3 million RSUs granted during the year ended December 31, 2017, were comprised of (1) approximately 0.7 million RSUs that time vest over a three-year period and (2) approximately 0.6 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) compared to that of selected peer companies. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2017, 2016 and 2015, respectively, with market conditions.

	Years Ended December 31,
	2017	2016	2015
Risk-free rate	1.5%	0.9%	1.0%
Expected volatility	18%	19%	19%
Expected dividend rate	4.4%	4.2%	4.2%
The Company recognized aggregate stock-based compensation expense related to RSUs of $88.7 million, $76.3 million and $57.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2017 is $72.9 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the awards vested during the years ended December 31, 2017, 2016 and 2015.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2017	747	$67,241
2016	828	71,325
2015	946	83,244
Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense:
Site rental costs of operations	$14,942	$14,371	$8,969
Network services and other costs of operations	4,961	7,717	5,370
General and administrative expenses	76,532	74,450	52,809
Total stock-based compensation	$96,435	$96,538	$67,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

14.	Commitments and Contingencies
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
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2017. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2017, the weighted-average remaining term of tenant leases is approximately five years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Tenant leases	$3,401,845	$3,277,019	$3,160,514	$3,028,825	$2,805,519	$5,628,294	$21,302,016
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2017. The Company is obligated under non-cancelable operating leases for land interests under 76% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the communications infrastructure located on the leased land interest. Approximately 75% and approximately 90% of the Company's Towers site rental gross margins for the year ended December 31, 2017 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated communications infrastructure useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$635,321	$632,775	$622,587	$617,951	$609,796	$7,941,187	$11,059,617
Rental expense from operating leases was $710.2 million, $677.9 million, and $657.1 million, respectively, for the years ended December 31, 2017, 2016, and 2015. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the communications infrastructure located on the leased land interests of $100.1 million, $96.9 million, and $91.8 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

16.	Operating Segments and Concentrations of Credit Risk
Operating Segments
As a result of the 2017 Acquisitions of fiber assets (see note 4), the Company changed the name of the "Small Cells" operating segment to "Fiber." The Company changed the name of this segment to reflect its strategy of utilizing the same fiber assets to provide both small cells and fiber solutions to its customers. The name change did not impact the composition or previously-reported operating results of the Fiber segment. As such, the Company's operating segments are now referred to as "Towers" and "Fiber."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 60,000 route miles of fiber primarily supporting small cells and fiber solutions.

The measurement of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, impairment of available-for-sale securities, interest income, other income (expense), cumulative effect of a change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment's performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Year Ended December 31, 2017
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,899,554	$769,637		$3,669,191
Segment network services and other revenues	636,532	49,882		686,414
Segment revenues	3,536,086	819,519		4,355,605
Segment site rental cost of operations	844,795	264,059		1,108,854
Segment network services and other cost of operations	374,134	40,691		414,825
Segment cost of operations(a)	1,218,929	304,750		1,523,679
Segment site rental gross margin	2,054,759	505,578		2,560,337
Segment network services and other gross margin	262,398	9,191		271,589
Segment general and administrative expenses(a)	93,662	89,048	167,455	350,165
Segment operating profit (loss)	2,223,495	425,721	(167,455)	2,481,761
Stock-based compensation expense			96,435	96,435
Depreciation, amortization and accretion			1,242,408	1,242,408
Interest expense and amortization of deferred financing costs			590,682	590,682
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			81,643	81,643
Income (loss) from continuing operations before income taxes				$470,593
Capital expenditures	$418,476	$782,409	$27,186	$1,228,071
Total assets (at year end)	$17,940,893	$13,669,636	$619,041	$32,229,570
Total goodwill (at year end)	$5,127,259	$4,894,209	$—	$10,021,468

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $19.9 million for the year ended December 31, 2017 and (2) prepaid lease purchase price adjustments of $20.1 million for the year ended December 31, 2017. Segment general and administrative expenses exclude stock-based compensation expense of $76.5 million for the year ended December 31, 2017.

(b)	See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ended December 31, 2016
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,830,708	$402,599		$3,233,307
Segment network services and other revenues	603,689	84,229		687,918
Segment revenues	3,434,397	486,828		3,921,225
Segment site rental cost of operations	840,209	147,459		987,668
Segment network services and other cost of operations	344,595	64,859		409,454
Segment cost of operations(a)	1,184,804	212,318		1,397,122
Segment site rental gross margin	1,990,499	255,140		2,245,639
Segment network services and other gross margin	259,094	19,370		278,464
Segment general and administrative expenses(a)	92,903	60,676	143,001	296,580
Segment operating profit (loss)	2,156,690	213,834	(143,001)	2,227,523
Stock-based compensation expense			96,538	96,538
Depreciation, amortization and accretion			1,108,551	1,108,551
Interest expense and amortization of deferred financing costs			515,032	515,032
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			133,548	133,548
Income (loss) from continuing operations before income taxes				$373,854
Capital expenditures	$429,526	$409,710	$34,647	$873,883
Total assets (at year end)	$18,394,572	$3,440,600	$839,920	$22,675,092
Total goodwill (at year end)	$5,114,639	$643,037	$—	$5,757,676

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $22.1 million for the year ended December 31, 2016 and (2) prepaid lease purchase price adjustments of $21.3 million for the year ended December 31, 2016. Segment general and administrative expenses exclude stock-based compensation expense of $74.5 million for the year ended December 31, 2016.

(b)	See consolidated statement of operations for further information.

	Year Ended December 31, 2015
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,734,045	$284,368		$3,018,413
Segment network services and other revenues	591,655	53,783		645,438
Segment revenues	3,325,700	338,151		3,663,851
Segment site rental cost of operations	827,175	107,195		934,370
Segment network services and other cost of operations	309,025	43,162		352,187
Segment cost of operations(a)	1,136,200	150,357		1,286,557
Segment site rental gross margin	1,906,870	177,173		2,084,043
Segment network services and other gross margin	282,630	10,621		293,251
Segment general and administrative expenses(a)	91,899	38,379	127,833	258,111
Segment operating profit (loss)	2,097,601	149,415	(127,833)	2,119,183
Stock-based compensation expense			67,148	67,148
Depreciation, amortization and accretion			1,036,178	1,036,178
Interest expense and amortization of deferred financing costs			527,128	527,128
Other income (expenses) to reconcile to income (loss) from continuing operations before income taxes(b)			14,900	14,900
Income (loss) from continuing operations before income taxes				$473,829
Capital expenditures	$564,753	$314,882	$29,257	$908,892
Total assets (at year end)	$17,974,847	$3,511,956	$450,163	$21,936,966
Total goodwill (at year end)	$4,863,847	$649,704	$—	$5,513,551

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $14.3 million for the year ended December 31, 2015 and (2) prepaid lease purchase price adjustments of $20.5 million for the year ended December 31, 2015. Segment general and administrative expenses exclude stock-based compensation expense of $52.8 million for the year ended December 31, 2015.

(b)	See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2017	2016	2015
AT&T	25%	27%	27%
T-Mobile	22%	23%	22%
Verizon Wireless	22%	22%	21%
Sprint	17%	16%	19%
Total	86%	88%	89%
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
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with AT&T, T-Mobile, Verizon Wireless and Sprint or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.

17.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$546,543	$470,655	$489,970
Income taxes paid	16,427	13,821	28,771
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	2,279	17,922	(7,042)
Purchase of property and equipment under capital leases and installment land purchases	31,999	52,322	60,270
Installment payment receivable for sale of CCAL (see note 3)	—	—	117,384
Preferred stock dividends accrued but not paid (see note 12)	28,359	—	10,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

18.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2017 and 2016 is as follows:

	Three Months Ended(a)
	March 31	June 30	September 30	December 31
2017:
Net revenues	$1,015,942	$1,038,335	$1,063,238	$1,238,090
Operating income (loss)	256,549	258,500	260,567	268,429
Gains (losses) on retirement of long-term obligations	(3,525)	—	—	—
Benefit (provision) for income taxes	(4,369)	(4,538)	(2,383)	(14,753)
Net income (loss) attributable to CCIC stockholders	119,138	112,114	115,194	98,104
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.33	$0.31	$0.22	$0.17
Diluted	$0.33	$0.31	$0.21	$0.17
	Three Months Ended(a)
	March 31	June 30	September 30	December 31
2016:
Net revenues	$934,384	$962,409	$992,016	$1,032,416
Operating income (loss)	211,739	231,185	244,254	262,038
Gains (losses) on retirement of long-term obligations	(30,550)	(11,467)	(10,274)	—
Benefit (provision) for income taxes	(3,872)	(3,884)	(5,041)	(4,084)
Net income (loss) attributable to CCIC stockholders	47,840	86,058	98,366	124,709
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.11	$0.22	$0.26	$0.35
Diluted	$0.11	$0.22	$0.26	$0.35

(a)	The sum of quarterly information may not agree to year to date information due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

19.	Subsequent Events
January 2018 Senior Notes
On January 16, 2018, the Company issued $1.75 billion aggregate principal amount of senior unsecured notes ("January 2018 Senior Notes"), which consisted of (1) $750.0 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 ("3.150% Senior Notes") and (2) $1.0 billion aggregate principal amount of 3.800% senior unsecured notes due February 2028 ("3.650% Senior Notes"). The Company used the net proceeds of the January 2018 Senior Notes offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.
Common Stock Dividend
On February 21, 2018, the Company declared a quarterly common stock dividend of $1.05 per share, which was approved by the Company's board of directors. The common stock dividend will be paid on March 30, 2018 to common stockholders of record as of March 16, 2018.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2017, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our evaluation of internal control over financial reporting excluded the internal controls over total assets of $3.1 billion and total revenue of $314 million included in our results as of and for the year ended December 31, 2017 related to the operations of FiberNet, Wilcon and Lightower, which we acquired on January 17, 2017, June 26, 2017 and November 1, 2017, respectively. See note 4 to our consolidated financial statements for further discussion of the 2017 Acquisitions. This exclusion is in accordance with the SEC's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2017:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	11,222,154	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	11,222,154

(a)	See note 13 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.

(b)	Of these shares remaining available for future issuance, 3.0 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 48.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
(a)(3) Exhibits:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
1.1	Form of Sales Agreement, dated August 28, 2015, between Crown Castle International Corp. and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Mizuho Securities USA Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC	8-K	001-16441	August 28, 2015	1.1
2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014	8-K	001-16441	September 23, 2014	2.1
2.2
Agreement and Plan of Merger, dated as of July 18, 2017, by and among Crown Castle International Corp., LTS Group Holdings, LLC, Berkshire Fund VII-A (LTS) Acquisition Partners, Berkshire Fund VIII-A (LTS) Acquisition Partners, LTS Berkshire Fund VII-A Blocker Corporation, LTS Berkshire Fund VIII-A Blocker Corporation, LTS Co-Invest Blocker LLC, LTS Co-Invest Blocker II LLC, LTS Rollover Blocker LLC, LTS BF VII-A Blocker Merger Sub, Inc., LTS BF VIII-A Blocker Merger Sub, Inc., LTS Co-Invest Blocker Merger Sub, Inc., LTS Co-Invest Blocker II Merger Sub, Inc., LTS Rollover Blocker Merger Sub, Inc., LTS Group Holdings Merger Sub, Inc. and BSR LLC, as equityholders’ representative
		8-K	001-16441	July 19, 2017	2.1
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated December 15, 2017	8-K	001-16441	December 15, 2017	3.1
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Specimen Certificate of 6.875% Mandatory Convertible Preferred Stock, Series A (included as Exhibit A to Exhibit 3.2)	8-K	001-16441	July 26, 2017	3.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.3	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers	8-K	001-16441	June 9, 2005	4.1
4.4	Indenture Supplement, dated as of August 16, 2010, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2010-6	8-K	001-16441	August 26, 2010	4.3
4.5	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC	8-K	001-16441	July 1, 2014	4.1
4.6	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.7	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.8	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.9	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1	8-K	001-16441	August 4, 2009	4.2
4.10	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	October 16, 2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.11	First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	December 16, 2014	4.4
4.12	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.13	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.14	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.875% Senior Notes due 2022	8-K	001-16441	April 15, 2014	4.2
4.15	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.16	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.17	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.18	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.19	Sixth Supplemental Indenture dated September 1, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.250% Senior Notes due 2021	8-K	001-16441	September 1, 2016	4.1
4.20	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.21	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.22	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.23	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	January 17, 2018	4.1
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Amended and Restated Severance Agreement between Crown Castle International Corp. and W. Benjamin Moreland, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.4
10.3†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.4†	Form of Severance Agreement between Crown Castle International Corp. and James D. Young	8-K	001-16441	March 2, 2005	10.4
10.5†	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young	8-K	001-16441	December 7, 2007	10.2
10.6†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young and Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.7†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young and Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.8†	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon, Daniel K. Schlanger, Michael J. Kavanagh and Robert C. Ackerman	10-K	001-16441	February 22, 2016	10.47
10.9†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.10†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.11†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 20, 2014)	8-K	001-16441	February 26, 2014	10.2
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 18, 2016)	8-K	001-16441	February 24, 2016	10.2
10.13†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of August 3, 2017)	10-Q	001-16441	August 7, 2017	10.1
10.14†	Crown Castle International Corp. Extended Service Separation Program	8-K	001-16441	November 7, 2016	10.1
10.15†	Crown Castle International Corp. 2017 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 23, 2017	10.1
10.16†	Crown Castle International Corp. Summary of Non-Employee Director Compensation	8-K	001-16441	February 23, 2017	10.2
10.17	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC	8-K	000-24737	December 10, 1998	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.18	Amendment Number 1 to Formation Agreement, dated March 31, 1999, by and among Crown Castle International Corp., Cellco Partnership, certain Transferring Partnerships (as defined therein) and CCA Investment Corp.	8-K	000-24737	April 12, 1999	2.2
10.19	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.	10-K	001-16441	March 10, 2004	2.3
10.20	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.21	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnerships and Crown Atlantic Holding Sub LLC	8-K	000-24737	April 12, 1999	99.1
10.22	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile Inc. and Crown Atlantic Holding Sub LLC	10-K	001-16441	March 10, 2004	2.5
10.23	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.24	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.25	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.26	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.27	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC	8-K	000-24737	November 12, 1999	99.2
10.28	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated	10-K	000-24737	March 30, 2000	2.11
10.29	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.30	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.31	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.32	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.33
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
		8-K	001-16441	December 5, 2006	10.2
10.34	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.35	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.	8-K	001-32168	February 17, 2005	10.1
10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.40	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.41	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.42	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.43	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.44	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.45	Master Agreement dated as of September 28, 2012, among T-Mobile USA, Inc., SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C. and Crown Castle International Corp.	8-K	001-16441	October 2, 2012	10.1
10.46	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.47	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.48	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.49	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.50	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.51	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.52	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.53	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.54	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.55	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.56	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC	10-Q	001-16441	May 8, 2015	10.5
10.57	Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd	10-Q	001-16441	August 7, 2015	10.2
10.58	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.59	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16441	February 13, 2017	10.1
10.60	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
12*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—
21*	Schedule of Subsidiaries of Crown Castle International Corp.	—	—	—	—
23*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan or arrangement.

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Other Adjustments		Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2017	$11,314	$4,360	$—	$(4,591)	$—	$2,663	(a)	$13,746
2016	$9,574	$4,873	$—	$(3,133)	$—	$—		$11,314
2015	$10,037	$2,958	$—	$(3,421)	$—	$—		$9,574

(a)	Represents the allowance for doubtful accounts reflected in the preliminary purchase price allocations for the 2017 Acquisitions. See note 4.

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2017	$6,627	$59	$—	$(5,514)	$—	$—	$1,172
2016	$1,994	$586	$—	$(2,236)	$—	$6,283	$6,627
2015	$21,038	$164	$—	$(3,000)	$—	$(16,208)	$1,994

(a)	Inclusive of (1) the effects of acquisitions and (2) the inclusion of small cells in the REIT in January 2016.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period		Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
40,080 towers(1)	$4,580,581	(2)	(3)	(3)	$20,109,562	(4)	$(7,303,230)	Various	Various	Up to 20 years

(1)	Amount is exclusive of small cell nodes. No single tower exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)
Certain of the Company's debt is secured by (1) a pledge of the equity interests in each applicable issuer and (2) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses).

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a tower-by-tower basis.

(4)	Does not include those towers under construction.

	2017	2016
Gross amount at beginning	$16,120,896	$15,110,835
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(1)(2)	2,787,829	130,139
Communications infrastructure construction and improvements	1,062,589	709,538
Purchase of land interests	80,647	74,579
Sustaining capital expenditures	56,480	55,417
Other(3)	46,537	95,049
Total additions	4,034,082	1,064,722
Deductions during period:
Cost of real estate sold or disposed	(45,416)	(54,661)
Other	—	—
Total deductions:	(45,416)	(54,661)
Balance at end	$20,109,562	$16,120,896

(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)	Includes acquisitions of communications infrastructure.

(3)	Predominately relates to the purchase of property and equipment under capital leases and installment land purchases.

	2017	2016
Gross amount of accumulated depreciation at beginning	$(6,446,448)	$(5,648,598)
Additions during period:
Depreciation	(889,983)	(810,549)
Total additions	(889,983)	(810,549)
Deductions during period:
Amount for assets sold or disposed	26,391	24,190
Other	6,810	(11,491)
Total deductions	33,201	12,699
Balance at end	$(7,303,230)	$(6,446,448)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2018.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2017 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 26th day of February, 2018.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Senior Vice President, Chief Financial Officer and Treasurer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ W. BENJAMIN MORELAND	Director
W. Benjamin Moreland