Form 10-Q
period 2018-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2018-05-04
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding at May 1, 2018: 414,822,942

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for our communications infrastructure, (2) expectations regarding non-renewals of tenant contracts, (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) anticipated growth in our financial results, including future revenues, Adjusted EBITDA, segment site rental gross margin, segment network services and other gross margin, segment operating profit, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (7) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (8) the utilization of our net operating loss carryforwards ("NOLs"), (9) expectations related to the impact of customer consolidation or ownership changes, including the potential combination of T-Mobile and Sprint and (10) our dividend policy and the timing, amount, growth or tax characterization of any dividends.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$220	$314
Restricted cash	120	121
Receivables, net	402	398
Prepaid expenses	175	162
Other current assets	157	139
Total current assets	1,074	1,134
Deferred site rental receivables	1,304	1,300
Property and equipment, net of accumulated depreciation of $7,760 and $7,500, respectively	13,051	12,933
Goodwill	10,075	10,021
Other intangible assets, net	5,854	5,962
Long-term prepaid rent and other assets, net	892	879
Total assets	$32,250	$32,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248	$249
Accrued interest	104	132
Deferred revenues	465	457
Other accrued liabilities	240	339
Current maturities of debt and other obligations	130	115
Total current liabilities	1,187	1,292
Debt and other long-term obligations	15,616	16,044
Other long-term liabilities	2,615	2,554
Total liabilities	19,418	19,890
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: March 31, 2018—415 and December 31, 2017—406	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: March 31, 2018—2 and December 31, 2017—2; aggregate liquidation value: March 31, 2018—$1,650 and December 31, 2017—$1,650	—	—
Additional paid-in capital	17,690	16,844
Accumulated other comprehensive income (loss)	(4)	(4)
Dividends/distributions in excess of earnings	(4,858)	(4,505)
Total equity	12,832	12,339
Total liabilities and equity	$32,250	$32,229

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues:
Site rental	$1,153	$857
Network services and other	146	159
Net revenues	1,299	1,016
Operating expenses:
Costs of operations(a):
Site rental	347	265
Network services and other	86	99
General and administrative	134	101
Asset write-down charges	3	1
Acquisition and integration costs	6	6
Depreciation, amortization and accretion	374	289
Total operating expenses	950	761
Operating income (loss)	349	255
Interest expense and amortization of deferred financing costs	(160)	(134)
Gains (losses) on retirement of long-term obligations	(71)	(4)
Interest income	1	—
Other income (expense)	(1)	6
Income (loss) before income taxes	118	123
Benefit (provision) for income taxes	(4)	(4)
Net income (loss) attributable to CCIC stockholders	114	119
Dividends on preferred stock	(28)	—
Net income (loss) attributable to CCIC common stockholders	$86	$119
Net income (loss)	$114	$119
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss) attributable to CCIC stockholders	$114	$119
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.21	$0.33
Net income (loss) attributable to CCIC common stockholders—diluted	$0.21	$0.33
Weighted-average common shares outstanding:
Basic	409	361
Diluted	410	362
Dividends/distributions declared per share of common stock	$1.05	$0.95
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2018	(a)	2017	(a)
Cash flows from operating activities:
Net income (loss)	$114		$119
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	374		289
(Gains) losses on retirement of long-term obligations	71		4
Amortization of deferred financing costs and other non-cash interest	2		2
Stock-based compensation expense	23		22
Asset write-down charges	3		1
Deferred income tax (benefit) provision	1		—
Other non-cash adjustments, net	2		(3)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(28)		(13)
Increase (decrease) in accounts payable	(5)		(30)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(57)		(17)
Decrease (increase) in receivables	(5)		93
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent and other assets	(43)		(25)
Net cash provided by (used for) operating activities	452		442
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(14)		(1,497)
Capital expenditures	(370)		(262)
Other investing activities, net	—		(4)
Net cash provided by (used for) investing activities	(384)		(1,763)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,743		998
Principal payments on debt and other long-term obligations	(32)		(29)
Purchases and redemptions of long-term debt	(1,318)		—
Borrowings under revolving credit facility	170		1,405
Payments under revolving credit facility	(1,050)		(1,070)
Payments for financing costs	(15)		(7)
Net proceeds from issuance of common stock	843		22
Purchases of common stock	(33)		(22)
Dividends/distributions paid on common stock	(443)		(348)
Dividends paid on preferred stock	(28)		—
Net cash provided by (used for) financing activities	(163)		949
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95)		(372)
Effect of exchange rate changes	—		—
Cash, cash equivalents, and restricted cash at beginning of period(a)	440		697
Cash, cash equivalents, and restricted cash at end of period(a)	$345		$325

(a)
See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of recently adopted restricted cash guidance, which impacted certain presentations on the condensed consolidated statement of cash flows.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2018	406	$4	2	—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	36	—	—	36
Purchases and retirement of common stock	—	—	—	—	(33)	—	—	(33)
Net proceeds from issuance of common stock	8	—	—	—	843	—	—	843
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	—	(439)	(439)
Preferred stock dividends	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	114	114
Balance, March 31, 2018	415	$4	2	$—	$17,690	$(4)	$(4,858)	$12,832

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2017	361	$4	—	—	$10,938	$(6)	$(3,379)	$7,557
Stock-based compensation related activity, net of forfeitures	1	—	—	—	30	—	—	30
Purchases and retirement of common stock	(1)	—	—	—	(22)	—	—	(22)
Net proceeds from issuance of common stock	—	—	—	—	22	—	—	22
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	—	(343)	(343)
Net income (loss)	—	—	—	—	—	—	119	119
Balance, March 31, 2017	361	$4	—	$—	$10,968	$(6)	$(3,603)	$7,363

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2017, and related notes thereto, included in the 2017 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in our 2017 Form 10-K. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
The Company owns, operates and leases shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. The Company's towers, fiber and small cells assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants."
The Company's core business is providing access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "contracts").
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 11.
As part of the Company's effort to provide comprehensive communications infrastructure solutions, the Company offers certain network services relating to its communications infrastructure, consisting of (1) site development services primarily relating to existing or new tenant equipment installations on its towers and small cells, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2018, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2017 Form 10-K, other than as updated by certain recent accounting pronouncements described below.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Recently Adopted Accounting Pronouncements
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers not otherwise addressed by specific guidance (commonly referred to as "ASC 606" or "the revenue recognition standard"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance was effective for the Company on January 1, 2018.  This guidance was required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented or (2) under the modified retrospective method, with the cumulative effect being recognized at the date of initial application.
The Company has elected to adopt the revenue recognition standard under the modified retrospective method, and the Company's adoption of the revenue recognition standard did not result in any adjustment to the balance of dividends/distributions in excess of earnings as of January 1, 2018. Given the nature of the Company’s contracts with customers, the Company’s pattern of revenue recognition is not impacted by the adoption of the revenue recognition standard.
See note 4 for further discussion regarding the Company’s revenues.
In November 2016, the FASB issued new guidance which requires an entity's statement of cash flows to explain the change in restricted cash and restricted cash equivalents in addition to cash and cash equivalents. This new guidance also requires an entity that includes cash, cash equivalents, restricted cash and restricted cash equivalents on multiple lines on its balance sheet to present a reconciliation between its statement of cash flows and its balance sheet. The Company adopted this guidance retrospectively, on January 1, 2018, and the impact of the new guidance is limited to certain changes in presentation on the condensed consolidated statement of cash flows and certain disclosures. See note 12.
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. With regard to the application of this guidance to the Towers segment, the Company expects that (1) its Towers lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its condensed consolidated statement of operations and condensed consolidated statement of cash flows. With regard to the application of this guidance to the Fiber segment, the Company (1) has established and is progressing through the various steps of a cross-functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) continues to assess additional impacts to its condensed consolidated financial statements, including the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

3.	Acquisitions
Lightower Acquisition
On July 18, 2017, the Company announced that it had entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash, subject to certain limited adjustments ("Lightower Acquisition"). Lightower owned or had rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, the Company closed the Lightower Acquisition.
The preliminary purchase price allocation for the Lightower Acquisition is shown below and is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to fixed assets, intangible assets and certain liabilities.

Preliminary Purchase Price Allocation
Current assets	$105
Property and equipment	2,188
Goodwill(a)	3,168
Other intangible assets, net(b)	2,177
Other non-current assets	30
Current liabilities	(174)
Other non-current liabilities	(342)
Net assets acquired(c)	$7,152

(a)	The preliminary purchase price allocation for the Lightower Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and customer relationships.

(c)	The vast majority of the assets will be included in the Company's REIT. As such, no deferred taxes were recorded in connection with the Lightower Acquisition.

4.	Revenues
Site rental revenues
The Company generates site rental revenues from its core business by providing customers with access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the contract term represents the Company’s sole performance obligation under its contracts.
Site rental revenues from the Company’s contracts are recognized on a straight-line, monthly basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless customers and three to 20 years related to the Company's fiber solutions (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues include current amounts of $100 million included in "other current assets" and non-current amounts of $1.3 billion included in "deferred site rental receivables" for the period ended March 31, 2018. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "receivables, net" on the Company's condensed consolidated balance sheet.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Network services and other revenues
As part of the Company’s effort to provide comprehensive communications infrastructure solutions, the Company offers certain network services, primarily relating to its towers and small cells, predominately consisting of (1) site development services and (2) installation services.
Under network service agreements, the Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. Upon contract commencement, the Company assesses services to customers and identifies performance obligations for each promise to provide a distinct service. The volume and mix of site development services may vary among contracts, and may include a combination of some or all of the above performance obligations. For each of the above performance obligations, network services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the customer. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. Payments generally are due within 45 days and generally do not contain variable-consideration provisions. Since performance obligations are typically satisfied prior to receiving payment from customers, the unconditional right to payment is recorded within “receivables, net” on the Company’s condensed consolidated balance sheet. The Company has one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation. This single performance obligation is typically completed in advance of receipt of payment from customers, and therefore the unconditional right to payment is recorded within “receivables, net” on the Company’s condensed consolidated balance sheet.
The vast majority of the Company’s network services relates to the Company’s Towers operating segment, and generally have a duration of one year or less.
Other
As of both January 1, 2018 and March 31, 2018, $2.1 billion of unrecognized revenue was reported in “deferred revenues” and “other non-current liabilities” on our condensed consolidated balance sheet. During the three months ended March 31, 2018, approximately $100 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the contracted amounts owed to the Company by customers pursuant to site rental contracts in effect as of March 31, 2018.

	Nine months ending December 31,	Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contracted amounts(a)	$3,007	$3,755	$3,476	$3,195	$2,956	$5,900	$22,289

(a)	Excludes amounts related to network services, as those contracts generally have a duration of one year or less.
See note 11 for further information regarding the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of March 31, 2018		Balance as of December 31, 2017	Stated Interest Rate as of March 31, 2018(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Aug. 2022		$100	(b)(d)	$980	3.3%
2016 Term Loan A	Jan. 2016	Aug. 2022		2,381		2,397	3.3%
Total bank debt				2,481		3,377
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		27		32	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		70		70	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	—	(d)	1,246	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	996		995	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	297		297	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	693		692	3.7%
Total securitized debt				2,083		3,332
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,640		1,639	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		993		993	3.8%
4.875% Senior Notes	Apr. 2014	Apr. 2022		843		842	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		891		891	4.5%
3.700% Senior Notes	May 2016	June 2026		743		743	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		696		695	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		494		494	4.0%
4.750% Senior Notes	May 2017	May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		742		742	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		991		991	3.7%
3.150% Senior Notes	Jan. 2018	Jul. 2023		741	(d)	—	3.2%
3.800% Senior Notes	Jan. 2018	Feb. 2028		987	(d)	—	3.8%
Total bonds				10,954		9,223
Other:
Capital leases and other obligations	Various	Various		228		227	Various
Total debt and other obligations				15,746		16,159
Less: current maturities and short-term debt and other current obligations				130		115
Non-current portion of long-term debt and other long-term obligations				$15,616		$16,044

(a)	See the 2017 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	As of March 31, 2018, the undrawn availability under the 2016 Revolver was $3.4 billion.

(c)
If the respective series of such debt is not paid in full on or prior to an applicable date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series, and additional interest (of an additional approximately 5% per annum) will accrue on the respective series. See the 2017 Form 10-K for additional information regarding these provisions.

(d)
In January 2018, the Company issued $750 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 ("3.15% Senior Notes") and $1.0 billion aggregate principal amount of 3.800% senior unsecured notes due February 2028 ("3.80% Senior Notes") (collectively, "January 2018 Senior Notes Offering"). The Company used the net proceeds of the January 2018 Senior Notes Offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2018. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2018	2019	2020	2021	2022	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$87	$168	$156	$1,826	$2,823	$10,802	$15,862	$(116)	$15,746
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended March 31, 2018.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
January 2010 Tower Revenue Notes	$1,250	$1,318	$(71)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $3 million related to the write off of deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2018	2017
Interest expense on debt obligations	$158	$132
Amortization of deferred financing costs and adjustments on long-term debt	5	4
Other, net of capitalized interest	(3)	(2)
Total	$160	$134

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$220	$220	$314	$314
Restricted cash, current and non-current	1	125	125	126	126
Liabilities:
Total debt and other obligations	2	15,746	15,870	16,159	16,644
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2017 in the Company's valuation techniques used to measure fair values.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

7.	Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the TRSs, (3) franchise taxes, (4) property taxes, and (5) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as a REIT.
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
For the three months ended March 31, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock units as determined under the treasury stock method and (2) upon conversion of the Company's 6.875% Mandatory Convertible Preferred Stock (as defined in note 10), as determined under the if-converted method. For the three months ended March 31, 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units as determined under the treasury stock method.

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to CCIC stockholders	$114	$119
Dividends on preferred stock	(28)	—
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$86	$119

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	409	361
Effect of assumed dilution from potential common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	410	362

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.21	$0.33
Diluted	$0.21	$0.33
During the three months ended March 31, 2018, the Company granted 1 million restricted stock units. For the three months ended March 31, 2018, 15 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of March 31, 2018.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

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

10.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2018, the following dividends were declared and paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2018	March 16, 2018	March 30, 2018	$1.05	$439	(a)
6.875% Mandatory Convertible Preferred Stock	December 15, 2017	January 15, 2018	February 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2018	April 15, 2018	May 1, 2018	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2018, the Company purchased 0.3 million shares of its common stock utilizing $33 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
"At the Market" Stock Offering Program
The Company previously maintained an "at the market" stock offering program ("2015 ATM Program") through which it had the right to issue and sell shares of its common stock having an aggregate gross sales price of up to $500 million to or through sales agents. Sales under the 2015 ATM Program were made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company sold shares of its common stock under the 2015 ATM Program generating aggregate gross proceeds of approximately $350 million. The Company terminated the 2015 ATM Program in March 2018 with shares of its common stock having an aggregate offering price of approximately $150 million remaining unsold. See note 13 for a discussion of the Company's new "at the market" stock offering program established in April 2018.
March 2018 Equity Financing
In March 2018, the Company completed an offering of 8 million shares of its common stock, which generated net proceeds of approximately $840 million ("March 2018 Equity Financing"). The Company used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

11.	Operating Segments
The Company's operating segments are (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 60,000 route miles of fiber primarily supporting small cell networks and fiber solutions.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$764	$389		$1,153	$717	$140		$857
Segment network services and other revenues	142	4		146	150	9		159
Segment revenues	906	393		1,299	867	149		1,016
Segment site rental cost of operations	211	126		337	209	47		256
Segment network services and other cost of operations	82	2		84	89	8		97
Segment cost of operations(a)	293	128		421	298	55		353
Segment site rental gross margin	553	263		816	508	93		601
Segment network services and other gross margin	60	2		62	61	1		62
Segment general and administrative expenses(a)	26	43		69	24	18		42
Segment operating profit (loss)	587	222		809	545	76		621
Other general and administrative expenses(a)			$46	46			$39	39
Stock-based compensation expense			26	26			25	25
Depreciation, amortization and accretion			374	374			289	289
Interest expense and amortization of deferred financing costs			160	160			134	134
Other income (expenses) to reconcile to income (loss) before income taxes(b)			85	85			11	11
Income (loss) before income taxes				$118				$123
Capital expenditures	$96	$262	$12	$370	$101	$154	$7	$262
Total assets (at period end)	$17,868	$13,883	$499	$32,250	$18,255	$5,054	$468	$23,777

(a)
Segment cost of operations excludes (1) stock-based compensation expense of $7 million and $5 million for the three months ended March 31, 2018 and 2017, respectively, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended March 31, 2018 and 2017. General and administrative expenses exclude stock-based compensation expense of $19 million and $20 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$185	$144
Income taxes paid	—	1
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	7	(18)
Purchase of property and equipment under capital leases and installment purchases	10	9
Preferred stock dividends declared but not paid (see note 10)	28	—
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$220	$314
Restricted cash, current	120	121
Restricted cash reported within long term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$345	$440

13.	Subsequent Events
2018 ATM Program
On April 6, 2018, the Company established a new "at the market" stock offering program ("2018 ATM Program") through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million. Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2017 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2017 Form 10-K.

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., and which consists of (1) approximately 40,000 towers and (2) approximately 60,000 route miles of fiber primarily supporting small cell networks and fiber solutions. Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 89% of our first quarter 2018 consolidated net revenues. Our Towers operating segment and Fiber operating segment accounted for 66% and 34% of our first quarter 2018 site rental revenues, respectively. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and was contracted for in a prior year.
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our communications infrastructure. We seek to maximize our site rental cash flows by working with our customers to provide them quick access to our communications infrastructure and entering into associated long-term contracts. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our customers to expand coverage and capacity in order to meet increasing demand for data, while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless customers' growing network needs through our shared communications infrastructure model, which is an efficient and cost effective way to serve our customers. Additionally, we believe our ability to share our fiber assets across multiple customers to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return. We also believe that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid growth in demand for data.

•
Return cash provided by operating activities to common stockholders in the form of dividends. We believe that distributing a meaningful portion of our cash provided by operating activities appropriately provides common stockholders with increased certainty for a portion of expected long-term stockholder value while still retaining sufficient flexibility to invest in our business and deliver growth. We believe this decision reflects the translation of the high-quality, long-term contractual cash flows of our business into stable capital returns to common stockholders.

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2018.

•	We operate as a REIT for U.S. federal income tax purposes

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

◦
We expect wireless carriers will continue their focus on improving network quality and expanding capacity by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive wireless solution to our wireless customers' growing communications infrastructure needs.

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and fiber solutions such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions customers.

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

◦
Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions customers (including from organizations with high-bandwidth and multi-location demands).

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $22 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately 74% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

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

◦	84% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
As of March 31, 2018, our outstanding debt has a weighted average interest rate of 3.9% and weighted average maturity of greater than six years (assuming anticipated repayment dates where applicable). See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

•
During 2018, we have completed the following debt and equity financing transactions (see notes 5 and 10 to our condensed consolidated financial statements and "Item 2. MD&A—Liquidity and Capital Resources")

◦
In January 2018, we issued the 3.150% Senior Notes and 3.800% Senior Notes and used the net proceeds of the January 2018 Senior Notes Offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.

◦
In March 2018, we completed the March 2018 Equity Financing, which generated net proceeds of approximately $840 million and used the net proceeds for general corporate purposes, including repayment of outstanding indebtedness.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $452 million.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During March 2018, we paid a common stock cash dividend of $1.05 per share, totaling approximately $443 million. We currently expect our anticipated common stock cash dividends over the next 12 months to be a cumulative amount of at least $4.20 per share, or an aggregate amount of at least $1.7 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to the approval of our board of directors.

◦
During February 2018, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $28 million. We currently expect our anticipated preferred stock dividends over the next 12 months to be a cumulative amount $68.75 per share, or an aggregate amount of approximately $113 million. Any future dividends are subject to the approval of our board directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $342 million, including communications infrastructure improvements in order to support additional site rentals, construction of communications infrastructure and land purchases.

◦	See note 3 to our condensed consolidated financial statements for a discussion of our November 2017 acquisition of Lightower.
Outlook Highlights
The following are certain highlights of our full year 2018 outlook that impact our business fundamentals described above.

•
We expect that our full year 2018 site rental revenue growth will be impacted by (1) the 2017 Acquisitions and (2) a healthy environment for tenant additions, as large wireless carriers and fiber solutions customers attempt to meet the increasing need for data.

•
We expect discretionary capital expenditures for 2018 to exceed levels from 2017 with a continued increase in the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures to be approximately 2% of net revenues for full year 2018.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2017 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in our 2017 Form 10-K).
Our operating segments consist of (1) Towers and (2) Fiber. See note 11 to our condensed consolidated financial statements for further discussion of our operating segments.

See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment network services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income (loss).

Highlights of the Company's results of operations for the three months ended March 31, 2018 and 2017 are depicted below.

($ in millions)	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$764	$717	+$47	+7%
Fiber site rental revenues	$389	$140	+$249	+178%
Total site rental revenues	$1,153	$857	+$296	+35%
Segment site rental gross margin:
Towers site rental gross margin(a)	$553	$508	+$45	+9%
Fiber site rental gross margin(a)	$263	$93	+$170	+183%
Network services and other gross margin:
Towers network services and other gross margin(a)	$60	$61	-$1	-2%
Fiber network services and other gross margin(a)	$2	$1	+$1	+100%
Segment operating profit:
Towers operating profit(a)	$587	$545	+$42	+8%
Fiber operating profit(a)	$222	$76	+$146	+192%
Adjusted EBITDA(b)	$763	$581	+$182	+31%
Net income attributable to CCIC common stockholders	$86	$119	-$33	-28%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $296 million, or 35%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes (1) amortization of up front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent) and (2) the construction of small cells.

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first quarter of 2018 were $764 million and increased by $47 million, or 7%, from $717 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2018 were $389 million and increased by $249 million, or 178%, from $140 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by (1) $216 million from the Lightower Acquisition completed in November 2017 and (2) the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our customers' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously mentioned 7% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously mentioned 178% increase in Fiber site rental revenues.
Towers network services and other gross margin was $60 million for the first quarter of 2018 and decreased by $1 million, or 2%, from $61 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first quarter of 2018 were $134 million and increased by $33 million, or approximately 33%, from $101 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Fiber business, including the 2017 Acquisitions.

Towers operating profit for the first quarter of 2018 increased by $42 million, or 8%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the first quarter of 2018 increased by $146 million, or 192%, from the same period in the prior year. Fiber operating profit was positively impacted by the 2017 Acquisitions and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was $374 million for the first quarter of 2018 and increased by $85 million, or 29%, from $289 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the 2017 Acquisitions.
Interest expense and amortization of deferred financing costs were $160 million for the first quarter of 2018 and increased by $26 million, from $134 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our 2017 Acquisitions.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $71 million during the first quarter of 2018. See note 5 to our condensed consolidated financial statements.
For the first quarter of 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2017 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $114 million during the first quarter of 2018 compared to income of $119 million during the first quarter of 2017. The decrease was predominately related to losses on retirement of long-term obligations and an increase in interest expense and amortization of deferred financing costs.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (see "Item 2. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and fiber solutions customers. Our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results.
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): acquiring or constructing communications infrastructure, acquiring land interests under towers, improving and structurally enhancing our existing communications infrastructure, purchasing our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our 2018 ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and our 2017 Form 10-K.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2018. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions)
Cash and cash equivalents	$220
Restricted cash(a)	125
Undrawn 2016 Revolver availability(b)	3,381
Debt and other long-term obligations (current and non-current)	15,746
Total equity	12,832

(a)	Inclusive of $5 million included within long-term prepaid rent and other assets, net on our condensed consolidated balance sheet.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2017 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability from our 2016 Revolver, and (4) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $130 million (principal payments), (2) common stock dividend payments expected to be at least $4.20 per share, or an aggregate amount of at least $1.7 billion, subject to future approval by our board of directors (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of March 31, 2018 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$452	$442	$10
Investing activities	(384)	(1,763)	1,379
Financing activities	(163)	949	(1,112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95)	(372)	277
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(95)	$(372)	$277
Operating Activities
Net cash provided by operating activities from continuing operations for the first three months of 2018 increased $10 million, or 2%, compared to the first three months of 2017, due primarily to growth in our core business, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest) contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first three months of 2018 decreased $1.4 billion from the first three months of 2017 as a result of our 2017 acquisition of FiberNet for approximately $1.5 billion.
Acquisitions. See note 3 to our condensed consolidated financial statements.

Capital Expenditures
Our capital expenditures have been categorized as discretionary, sustaining or integration as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of expansion or development of existing communications infrastructure, construction of new communications infrastructure, and, to a lesser extent, purchases of land assets under towers as we seek to manage our interests in the land beneath our towers. The expansion or development of existing communications infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) corporate capital expenditures and (2) capital improvement capital expenditures on our communications infrastructure assets that enable our customers' ongoing quiet enjoyment of the communications infrastructure.

•	Integration capital expenditures consist of capital expenditures made specifically with respect to recent acquisitions that are essential to integrating acquired companies into our business.
We have incurred, and anticipate incurring additional, initial capital expenditures related to integrating Lightower into our existing business. The majority of these anticipated capital expenditures will primarily relate to the integration of Lightower's information technology assets into our business.

Capital expenditures for the three months ended March 31, 2018 and 2017 were as follows:

(a)	Prior to January 1, 2018, integration capital expenditures were included within sustaining capital expenditures.
Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 12 to 24 months to complete) to address our customers' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2018 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.20 per share over the next 12 months, or an aggregate amount of at least $1.7 billion, subject to future approval by our board of directors), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 5 and 10 to our condensed consolidated financial statements.
Net cash provided by financing activities for the first three months of 2018 decreased $1.1 billion from the first three months of 2017 as a result of our financing activities during the first three months of 2018 described below.

Credit Facility.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of May 1, 2018, there was $50 million outstanding and $3.4 billion in undrawn availability under our 2016 Revolver. See note 5 to our condensed consolidated financial statements.
Incurrence, Purchases, and Repayments of Debt. In January 2018, we issued $750 million aggregate principal amount of 3.150% Senior Notes with a maturity date of July 2023 and $1.0 billion aggregate principal amount of 3.800% Senior Notes with a maturity date of February 2028. We utilized the proceeds to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.
Common Stock Activity. As of March 31, 2018 and December 31, 2017, we had 415 million and 406 million common shares outstanding, respectively. In March 2018, we completed the March 2018 Equity Financing, in which we issued 8 million shares of common stock and generated net proceeds of approximately $840 million. We used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.
See note 10 to our condensed consolidated financial statements for a discussion of our common stock dividends.
Convertible Preferred Stock Activity. As of both March 31, 2018 and December 31, 2017, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.6964 shares (based on the current maximum conversion price of $114.99) and 10.4357 shares (based on the current minimum conversion price of $95.83) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.6964 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends declared and paid during the first quarter of 2018.
ATM Program. We previously maintained a 2015 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $500 million to or through sales agents. In March 2018, we terminated the 2015 ATM Program. In April 2018, we established the 2018 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. We have not issued any shares of common stock under the 2018 ATM Program. See notes 10 and 13 to our condensed consolidated financial statements.
Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2017 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2017 Form 10-K. The critical accounting policies and estimates for the first three months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

($ in millions)	Three Months Ended March 31,
	2018	2017
Net income (loss)	$114	$119
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	1
Acquisition and integration costs	6	6
Depreciation, amortization and accretion	374	289
Amortization of prepaid lease purchase price adjustments	5	5
Interest expense and amortization of deferred financing costs	160	134
(Gains) losses on retirement of long-term obligations	71	4
Interest income	(1)	—
Other (income) expense	1	(6)
(Benefit) provision for income taxes	4	4
Stock-based compensation expense	26	25
Adjusted EBITDA	$763	$581

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
In addition to the non-GAAP measures used herein and as discussed in note 11 to our condensed consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment network services and other gross margin and (3) segment operating profit, which are key measures used by management to evaluate our operating segments for purposes of making decisions about allocating capital and assessing performance. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($15.7 billion outstanding at March 31, 2018 and $16.2 billion at December 31, 2017);

•
our $2.5 billion and $3.4 billion of floating rate debt at March 31, 2018 and December 31, 2017, respectively, which represented approximately 16% and 21% of our total debt, as of March 31, 2018 and December 31, 2017, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
We have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2018, we had $2.5 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2018. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and our 2017 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$40	$45	$33	$1,579	$876	$10,802	$13,375	$13,385
Average interest rate(b)(c)(d)	4.4%	4.5%	4.5%	2.9%	4.9%	5.0%	4.9%
Variable rate(e)	$47	$123	$123	$247	$1,947	$—	$2,487	$2,485
Average interest rate(e)	3.5%	3.9%	4.1%	4.2%	4.2%	—%	4.2%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.

(b)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $1.0 billion, $300 million, and $700 million, with anticipated repayment dates in 2020, 2022 and 2025, respectively.

(c)	The average interest rate represents the weighted-average stated coupon rate (see footnotes (c) and (d)).

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2040 to 2045 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2017 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $600 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which mature in 2022.

ITEM 4.	CONTROLS AND PROCEDURES
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

In Item 1A of our 2017 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of such customers may materially decrease revenues or reduce demand for our communications infrastructure and network services.” Information set forth below is an update to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2017 Form 10-K, as updated by the information contained below.
In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. This potential transaction may result in a decrease or delay in demand for our communications infrastructure and network services, as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks, which may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2018	1	$108.80	—	—
February 1 - February 28, 2018	297	109.10	—	—
March 1 - March 31, 2018	—	—	—	—
Total	298	$109.10	—	—
We paid $33 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated December 15, 2017	8-K	001-16441	December 15, 2017	3.1
4.1	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	January 17, 2018	4.1
4.2	Form of Indenture between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	S-3	333-223921	March 26, 2018	4.17
10.1	2018 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 27, 2018	10.1
10.2	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.3	Summary of Non-Employer Director Compensation	8-K	001-16441	February 27, 2018	10.3
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 4, 2018	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)