Form 10-Q
period 2018-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2018-08-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Number of shares of common stock outstanding at August 3, 2018: 414,839,956

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for data and our communications infrastructure, (2) expectations regarding our communications infrastructure and the potential benefits that may be derived therefrom, (3) expectations regarding non-renewals of tenant contracts, (4) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (5) potential benefits of our discretionary investments, including acquisitions, (6) our full year 2018 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, (7) expectations regarding construction of small cells and fiber, (8) expectations regarding our capital structure and the credit markets, our availability and cost of capital, our leverage ratio and interest coverage targets, and our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (9) expectations regarding loss on retirement of debt, (10) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (11) the utilization of our net operating loss carryforwards ("NOLs"), (12) expectations related to the impact of customer consolidation or ownership changes, including the potential combination of T-Mobile and Sprint and (13) our dividend policy and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$206	$314
Restricted cash	125	121
Receivables, net	455	398
Prepaid expenses	197	162
Other current assets	181	139
Total current assets	1,164	1,134
Deferred site rental receivables	1,303	1,300
Property and equipment, net of accumulated depreciation of $8,023 and $7,500, respectively	13,218	12,933
Goodwill	10,075	10,021
Other intangible assets, net	5,729	5,962
Long-term prepaid rent and other assets, net	885	879
Total assets	$32,374	$32,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$272	$249
Accrued interest	154	132
Deferred revenues	476	457
Other accrued liabilities	272	339
Current maturities of debt and other obligations	112	115
Total current liabilities	1,286	1,292
Debt and other long-term obligations	15,844	16,044
Other long-term liabilities	2,678	2,554
Total liabilities	19,808	19,890
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: June 30, 2018—415 and December 31, 2017—406	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: June 30, 2018—2 and December 31, 2017—2; aggregate liquidation value: June 30, 2018—$1,650 and December 31, 2017—$1,650	—	—
Additional paid-in capital	17,711	16,844
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(5,144)	(4,505)
Total equity	12,566	12,339
Total liabilities and equity	$32,374	$32,229

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Site rental	$1,169	$869	$2,323	$1,726
Network services and other	161	169	307	328
Net revenues	1,330	1,038	2,630	2,054
Operating expenses:
Costs of operations(a):
Site rental	355	269	702	534
Network services and other	99	104	185	203
General and administrative	138	98	273	199
Asset write-down charges	6	4	9	5
Acquisition and integration costs	8	8	14	14
Depreciation, amortization and accretion	379	296	753	584
Total operating expenses	985	779	1,936	1,539
Operating income (loss)	345	259	694	515
Interest expense and amortization of deferred financing costs	(158)	(142)	(318)	(276)
Gains (losses) on retirement of long-term obligations	(3)	—	(74)	(4)
Interest income	1	1	2	1
Other income (expense)	—	(1)	(1)	4
Income (loss) before income taxes	185	117	303	240
Benefit (provision) for income taxes	(5)	(5)	(9)	(9)
Net income (loss) attributable to CCIC stockholders	180	112	294	231
Dividends on preferred stock	(28)	—	(57)	—
Net income (loss) attributable to CCIC common stockholders	$152	$112	$237	$231
Net income (loss)	$180	$112	$294	$231
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	1	(1)	1
Total other comprehensive income (loss)	(1)	1	(1)	1
Comprehensive income (loss) attributable to CCIC stockholders	$179	$113	$293	$232
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.37	$0.31	$0.58	$0.64
Net income (loss) attributable to CCIC common stockholders—diluted	$0.36	$0.31	$0.57	$0.64
Weighted-average common shares outstanding:
Basic	415	364	412	363
Diluted	416	366	413	364
Dividends/distributions declared per share of common stock	$1.05	$0.95	$2.10	$1.90
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2018	(a)	2017	(a)
Cash flows from operating activities:
Net income (loss)	$294		$231
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	753		584
(Gains) losses on retirement of long-term obligations	74		4
Amortization of deferred financing costs and other non-cash interest	4		5
Stock-based compensation expense	47		45
Asset write-down charges	9		5
Deferred income tax (benefit) provision	1		—
Other non-cash adjustments, net	1		(3)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	22		11
Increase (decrease) in accounts payable	3		(17)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	53		23
Decrease (increase) in receivables	(59)		91
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent and other assets	(91)		(48)
Net cash provided by (used for) operating activities	1,111		931
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(18)		(2,104)
Capital expenditures	(763)		(563)
Other investing activities, net	3		(8)
Net cash provided by (used for) investing activities	(778)		(2,675)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,743		1,345
Principal payments on debt and other long-term obligations	(47)		(60)
Purchases and redemptions of long-term debt	(1,318)		—
Borrowings under revolving credit facility	485		1,755
Payments under revolving credit facility	(1,150)		(1,405)
Payments for financing costs	(20)		(11)
Net proceeds from issuance of common stock	841		464
Purchases of common stock	(34)		(23)
Dividends/distributions paid on common stock	(879)		(696)
Dividends paid on preferred stock	(57)		—
Net cash provided by (used for) financing activities	(436)		1,369
Net increase (decrease) in cash, cash equivalents, and restricted cash	(103)		(375)
Discontinued operations:
Net cash provided by (used for) operating activities			—
Net cash provided by (used for) investing activities			—
Net increase (decrease) in cash and cash equivalents and restricted cash—discontinued operations	—		—
Effect of exchange rate changes	(1)		1
Cash, cash equivalents, and restricted cash at beginning of period(a)	440		697
Cash, cash equivalents, and restricted cash at end of period(a)	$336		$323

(a)
See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of recently adopted restricted cash guidance, which impacted certain presentations on the condensed consolidated statement of cash flows.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, April 1, 2018	415	$4	2	—	$17,690	$(4)	$(4,858)	$12,832
Stock-based compensation related activity, net of forfeitures	—	—	—	—	24	—	—	24
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Net proceeds from issuance of common stock	—	—	—	—	(2)	—	—	(2)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(438)	(438)
Preferred stock dividends	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	180	180
Balance, June 30, 2018	415	$4	2	$—	$17,711	$(5)	$(5,144)	$12,566

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, April 1, 2017	361	$4	—	—	$10,968	$(6)	$(3,603)	$7,363
Stock-based compensation related activity, net of forfeitures	—	—	—	—	23	—	—	23
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Net proceeds from issuance of common stock	5	—	—	—	442	—	—	442
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(350)	(350)
Net income (loss)	—	—	—	—	—	—	112	112
Balance, June 30, 2017	366	$4	—	$—	$11,432	$(5)	$(3,841)	$7,590

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2018	406	$4	2	—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	60	—	—	60
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(876)	(876)
Preferred stock dividends	—	—	—	—	—	—	(57)	(57)
Net income (loss)	—	—	—	—	—	—	294	294
Balance, June 30, 2018	415	$4	2	$—	$17,711	$(5)	$(5,144)	$12,566

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2017	361	$4	—	—	$10,938	$(6)	$(3,379)	$7,557
Stock-based compensation related activity, net of forfeitures	1	—	—	—	53	—	—	53
Purchases and retirement of common stock	—	—	—	—	(23)	—	—	(23)
Net proceeds from issuance of common stock	4	—	—	—	464	—	—	464
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(693)	(693)
Net income (loss)	—	—	—	—	—	—	231	231
Balance, June 30, 2017	366	$4	—	$—	$11,432	$(5)	$(3,841)	$7,590

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2018, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Given the nature of the Company’s contracts with customers, the Company’s pattern of revenue recognition is not impacted by the adoption of the revenue recognition standard. The Company adopted the revenue recognition standard under the modified retrospective method, and the Company's adoption of the revenue recognition standard did not result in any adjustment to the balance of dividends/distributions in excess of earnings as of January 1, 2018.
See note 4 for further discussion regarding the Company’s revenues.
In November 2016, the FASB issued new guidance which requires an entity's statement of cash flows to explain the change in restricted cash and restricted cash equivalents in addition to the change in cash and cash equivalents. This new guidance also requires an entity that includes cash, cash equivalents, restricted cash and restricted cash equivalents on multiple lines on its balance sheet to present a reconciliation of those line items between its statement of cash flows and its balance sheet. The Company adopted this guidance retrospectively, on January 1, 2018, and the impact of the new guidance is limited to certain changes in presentation on the condensed consolidated statement of cash flows and certain disclosures. See note 12.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019. This guidance is required to be applied, at the Company's election, either using a (1) modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, or (2) cumulative-effect approach for all leases existing at, or entered into, after the effective date. The Company expects to apply the guidance using the cumulative-effect approach, thereby applying the new guidance at the effective date, without adjusting the comparative periods and, if necessary, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Although early adoption is permitted, the Company will not adopt the new guidance prior to January 1, 2019.
With regard to the application of this guidance to the Towers segment, the Company expects that (1) its Towers lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for lessee arrangements (which primarily consist of ground leases under the Company's towers); and (3) there will not be a material impact to its condensed consolidated statement of operations and condensed consolidated statement of cash flows. The Company is in the process of updating certain of its existing information technology systems to integrate the new guidance requirement with respect to its Tower segment. With regard to the application of this guidance to the Fiber segment, the Company (1) has established and is progressing through the various steps of a cross-functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for lessee arrangements (which primarily consist of fiber-related leases); and (3) continues to assess additional impacts to its condensed consolidated financial statements, including the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.

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

Preliminary Purchase Price Allocation
Current assets	$99
Property and equipment	2,194
Goodwill(a)	3,168
Other intangible assets, net(b)	2,177
Other non-current assets	30
Current liabilities	(174)
Other non-current liabilities	(342)
Net assets acquired(c)	$7,152

(a)	The preliminary purchase price allocation for the Lightower Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominately comprised of site rental contracts and customer relationships.

(c)	The vast majority of the assets have been included in the Company's REIT. As such, no deferred taxes were recorded in connection with the Lightower Acquisition.

4.	Revenues
Site rental revenues
The Company generates site rental revenues from its core business by providing customers with access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the contract term represents the Company’s sole performance obligation under its site rental contracts.
Site rental revenues from the Company’s contracts are recognized on a straight-line, monthly basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless customers and three to 20 years related to the Company's fiber solutions (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues include current amounts of $121 million included in "other current assets" and non-current amounts of $1.3 billion included in "deferred site rental receivables" for the period ended June 30, 2018. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "receivables, net" on the Company's condensed consolidated balance sheet.

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
Under network service agreements, the Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. Upon contract commencement, the Company assesses services to customers and identifies performance obligations for each promise to provide a distinct service. The volume and mix of site development services may vary among contracts, and may include a combination of some or all of the above performance obligations. For each of the above performance obligations, network services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the customer. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. Payments generally are due within 45 days and generally do not contain variable-consideration provisions. Since performance obligations are typically satisfied prior to receiving payment from customers, the unconditional right to payment is recorded within "receivables, net" on the Company’s condensed consolidated balance sheet. The Company has one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation. This single performance obligation is typically completed in advance of receipt of payment from customers, and therefore the unconditional right to payment is recorded within “receivables, net” on the Company’s condensed consolidated balance sheet.
The vast majority of the Company’s network services relates to the Company’s Towers operating segment, and generally have a duration of one year or less.
Additional information on revenues
As of January 1, 2018 and June 30, 2018, $2.1 billion and $2.2 billion of unrecognized revenue, respectively, was reported in "deferred revenues" and "other non-current liabilities" on our condensed consolidated balance sheet. During the six months ended June 30, 2018, approximately $200 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the contracted amounts owed to the Company by customers pursuant to site rental contracts in effect as of June 30, 2018.

	Six months ending December 31,	Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contracted amounts(a)	$2,039	$3,829	$3,552	$3,279	$3,054	$6,928	$22,681

(a)	Excludes amounts related to network services, as those contracts generally have a duration of one year or less.
See note 11 for further information regarding the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of June 30, 2018		Balance as of December 31, 2017	Stated Interest Rate as of June 30, 2018(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	Jun. 2023	(e)	$315	(b)(d)(e)	$980	3.4%	(e)
2016 Term Loan A	Jan. 2016	Jun. 2023	(e)	2,383		2,397	3.3%	(e)
Total bank debt				2,698		3,377
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		22		32	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		70		70	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	—	(d)	1,246	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c) (f)	996		995	4.9%
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	298		297	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	693		692	3.7%
Total securitized debt				2,079		3,332
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,640		1,639	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		993		993	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		843		842	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		892		891	4.5%
3.700% Senior Notes	May 2016	June 2026		743		743	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		696		695	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		494		494	4.0%
4.750% Senior Notes	May 2017	May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		742		742	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		991		991	3.7%
3.150% Senior Notes	Jan. 2018	Jul. 2023		742	(d)	—	3.2%
3.800% Senior Notes	Jan. 2018	Feb. 2028		988	(d)	—	3.8%
Total bonds				10,957		9,223
Other:
Capital leases and other obligations	Various	Various		222		227	Various
Total debt and other obligations				15,956		16,159
Less: current maturities and short-term debt and other current obligations				112		115
Non-current portion of long-term debt and other long-term obligations				$15,844		$16,044

(a)	See the 2017 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	As of June 30, 2018, the undrawn availability under the 2016 Revolver was $3.9 billion.

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

(e)
In June 2018, the Company entered into an amendment to the Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million,for total 2016 Revolver commitments of $4.25 billion, and (2) extend the maturity of the Credit Facility from August 2022 to June 2023. Additionally, pursuant to this amendment and with regards to the Credit Facility, the Company is obligated to pay (1) interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.00% to 1.75%, and (2) commitment fees ranging from 0.125% and 0.35%, each of which is based on the Company's senior unsecured debt rating.

(f)	See note 13 for more information regarding the Company's July 2018 Tower Revenue Notes (as defined in note 13).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2018. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2018	2019	2020	2021	2022	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$56	$105	$137	$1,699	$1,085	$12,984	$16,066	$(110)	$15,956
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2018.

	Principal Amount	Cash Paid(a)	Gains (Losses)
January 2010 Tower Revenue Notes	$1,250	$1,318	$(71)	(b)
2016 Term Loan A	$—	$—	$(3)	(b)
Total	$1,250	$1,318	$(74)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write off of respective deferred financing costs.

See note 13.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on debt obligations	$157	$139	$314	$271
Amortization of deferred financing costs and adjustments on long-term debt	5	5	11	9
Other, net of capitalized interest	(4)	(2)	(7)	(4)
Total	$158	$142	$318	$276

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$206	$206	$314	$314
Restricted cash, current and non-current	1	130	130	126	126
Liabilities:
Total debt and other obligations	2	15,956	15,911	16,159	16,644
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
The Company's TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not.
For the six months ended June 30, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock (as defined in note 10), as determined under the if-converted method. For the three and six months ended June 30, 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units as determined under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to CCIC stockholders	$180	$112	$294	$231
Dividends on preferred stock	(28)	—	(57)	—
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$152	$112	$237	$231

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	415	364	412	363
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	2	1	1
Diluted weighted-average number of common shares outstanding	416	366	413	364

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.37	$0.31	$0.58	$0.64
Diluted	$0.36	$0.31	$0.57	$0.64
During the six months ended June 30, 2018, the Company granted one million restricted stock units. For both the three and six months ended June 30, 2018, 16 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of June 30, 2018.

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

10.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2018, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2018	March 16, 2018	March 30, 2018	$1.05	$439	(a)
Common Stock	May 17, 2018	June 15, 2018	June 29, 2018	$1.05	$438	(a)
6.875% Mandatory Convertible Preferred Stock	December 15, 2017	January 15, 2018	February 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2018	April 15, 2018	May 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 22, 2018	July 15, 2018	August 1, 2018	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See note 13.
Purchases of the Company's Common Stock
For the six months ended June 30, 2018, the Company purchased 0.3 million shares of its common stock utilizing $34 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
2015 "At the Market" Stock Offering Program
The Company previously maintained an "at the market" stock offering program ("2015 ATM Program") through which it had the right to issue and sell shares of its common stock having an aggregate gross sales price of up to $500 million to or through sales agents. The Company sold shares of its common stock under the 2015 ATM Program generating aggregate gross proceeds of approximately $350 million. The Company terminated its previously outstanding 2015 ATM Program in March 2018 with shares of its common stock having an aggregate offering price of approximately $150 million remaining unsold.
2018 "At the Market" Stock Offering Program
In April 2018, the Company established a new "at the market" stock offering program ("2018 ATM Program") through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million. Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

March 2018 Equity Financing
In March 2018, the Company completed an offering of 8 million shares of its common stock, which generated net proceeds of $841 million ("March 2018 Equity Financing"). The Company used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.

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
The measurements of profit or loss used by the Company's chief operating decision maker to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$771	$398		$1,169	$718	$151		$869
Segment network services and other revenues	158	3		161	158	11		169
Segment revenues	929	401		1,330	876	162		1,038
Segment site rental cost of operations	216	130		346	211	52		263
Segment network services and other cost of operations	94	3		97	96	8		104
Segment cost of operations(a)(b)	310	133		443	307	60		367
Segment site rental gross margin	555	268		823	507	99		606
Segment network services and other gross margin	64	—		64	62	3		65
Segment general and administrative expenses(b)	27	44		71	23	19		42
Segment operating profit (loss)	592	224		816	546	83		629
Other general and administrative expenses(b)			$47	47			$41	41
Stock-based compensation expense			26	26			17	17
Depreciation, amortization and accretion			379	379			296	296
Interest expense and amortization of deferred financing costs			158	158			142	142
Other income (expenses) to reconcile to income (loss) before income taxes(c)			21	21			16	16
Income (loss) before income taxes				$185				$117
Capital expenditures	$98	$289	$6	$393	$107	$188	$6	$301
Total assets (at period end)	$17,780	$14,100	$494	$32,374	$18,208	$5,811	$465	$24,484

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $6 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended June 30, 2018 and 2017. General and administrative expenses exclude stock-based compensation expense of $20 million and $15 million for the three months ended June 30, 2018 and 2017, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,536	$787		$2,323	$1,434	$292		$1,726
Segment network services and other revenues	300	7		307	308	20		328
Segment revenues	1,836	794		2,630	1,742	312		2,054
Segment site rental cost of operations	427	256		683	420	99		519
Segment network services and other cost of operations	176	5		181	185	17		202
Segment cost of operations(a)(b)	603	261		864	605	116		721
Segment site rental gross margin	1,109	531		1,640	1,014	193		1,207
Segment network services and other gross margin	124	2		126	123	3		126
Segment general and administrative expenses(b)	53	87		140	47	36		83
Segment operating profit (loss)	1,180	446		1,626	1,090	160		1,250
Other general and administrative expenses(b)			$94	94			$80	80
Stock-based compensation expense			52	52			42	42
Depreciation, amortization and accretion			753	753			584	584
Interest expense and amortization of deferred financing costs			318	318			276	276
Other income (expenses) to reconcile to income (loss) before income taxes(c)			106	106			28	28
Income (loss) before income taxes				$303				$240
Capital expenditures	$195	$552	$16	$763	$208	$342	$13	$563

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $13 million and $6 million for the six months ended June 30, 2018 and 2017, respectively, and (2) prepaid lease purchase price adjustments of $10 million for both of the six months ended June 30, 2018 and 2017. General and administrative expenses exclude stock-based compensation expense of $39 million and $36 million for the six months ended June 30, 2018 and 2017, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$292	$260
Income taxes paid	12	10
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	22	(8)
Purchase of property and equipment under capital leases and installment purchases	17	18
Preferred stock dividends declared but not paid (see note 10)	28	—
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$206	$314
Restricted cash, current	125	121
Restricted cash reported within long-term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$336	$440

13.	Subsequent Events
July 2018 Tower Revenue Notes
In July 2018, certain of the Company's indirect subsidiaries issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("July 2018 Tower Revenue Notes"), which were issued pursuant to the existing indenture and having similar terms and security as the Company's existing Tower Revenue Notes.
The July 2018 Tower Revenue Notes consist of (1) $250 million aggregate principal amount of 3.720% senior secured tower revenue notes ("3.72% Notes") and have an expected life of five years with a final maturity of July 2043 and (2) $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("4.241% Notes") and have an expected life of 10 years with a final maturity of July 2048.
The Company used the proceeds of the July 2018 Tower Revenue Notes, together with cash on hand, to repay all of the previously outstanding Tower Revenue Notes, Series 2010-6 and to pay related fees and expenses. The Company expects to record a loss on retirement of long-term obligations during the third quarter of 2018 of approximately $33 million in connection with this repayment.
In addition to the July 2018 Tower Revenue Notes described above, in connection with Exchange Act risk retention requirements, an indirect subsidiary of the Company issued and a majority-owned affiliate of the Company purchased approximately $53 million of the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028 to retain an "eligible horizontal residual interest" in an amount equal to at least 5% of the fair value of the July 2018 Tower Revenue Notes.
Common Stock Dividend
On August 2, 2018, the Company's board of directors declared a quarterly cash dividend of $1.05 per common share. The quarterly dividend will be paid on September 28, 2018 to common stockholders of record as of September 14, 2018.

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

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) approximately 40,000 towers and (2) approximately 60,000 route miles of fiber primarily supporting small cell networks and fiber solutions. Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 88% of our second quarter 2018 consolidated net revenues. Our Towers operating segment and Fiber operating segment accounted for 66% and 34% of our second quarter 2018 site rental revenues, respectively. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our customers.
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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. We seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. Our historical investments have included the following (in no particular order):

◦	acquisitions or construction of towers, fiber and small cells;

◦	acquisitions of land interests (which primarily relate to land assets under towers);

◦	improvements and structural enhancements to our existing communications infrastructure;

◦	purchases of shares of our common stock from time to time; and

◦	purchases, repayments or redemptions of our debt.

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2018.

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

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive wireless solution to our wireless customers' growing communications infrastructure needs.

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and fiber solutions, such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions customers.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $23 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately 75% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers site rental gross margin and more than 75% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent over one-third of our Towers segment site rental gross margin.

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

◦	After giving effect to our July 2018 Tower Revenue Notes offering and use of proceeds therefrom, 83% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
As of June 30, 2018, after giving effect to our July 2018 Tower Revenue Notes offering and use of proceeds therefrom, our outstanding debt has a weighted average interest rate of 3.9% and weighted average maturity of greater than six years (assuming anticipated repayment dates, where applicable). See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

•
During 2018, we have completed the following debt and equity financing transactions (see notes 5, 10 and 13 to our condensed consolidated financial statements and "Item 2. MD&A—Liquidity and Capital Resources")

◦
In January 2018, we issued the 3.150% Senior Notes and 3.800% Senior Notes and used the net proceeds of the January 2018 Senior Notes Offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.

◦
In March 2018, we completed the March 2018 Equity Financing, which generated net proceeds of approximately $841 million and used the net proceeds for general corporate purposes, including repayment of outstanding indebtedness.

◦
In March 2018, we terminated the previously outstanding 2015 ATM Program, and in April 2018, we established the 2018 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million.

◦
In June 2018, we entered into an amendment to the Credit Facility to (1) increase our commitments under our 2016 Revolver by $750 million for total commitments of $4.25 billion and (2) extend the maturity of the Credit Facility from August 2022 to June 2023.

◦
In July 2018, we issued $1.0 billion aggregate principal amount of the July 2018 Tower Revenue Notes and used the net proceeds, together with cash on hand, to repay in full the Tower Revenue Notes, Series 2010-6 and pay related fees and expenses. See note 13 to our condensed consolidated financial statements for further discussion of the July 2018 Tower Revenue Notes.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.1 billion.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
For each of the three months ended March 31, 2018 and June 30, 2018, we paid a common stock cash dividend of $1.05 per share, totaling approximately $879 million for the six months ended June 30, 2018. We currently expect our anticipated common stock cash dividends over the next 12 months to be a cumulative amount of at least $4.20 per share, or an aggregate amount of at least $1.7 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 13.

◦
For each of the three months ended March 31, 2018 and June 30, 2018, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $57 million for the six months ended June 30, 2018. We currently expect our anticipated preferred stock dividends over the next 12 months to be a cumulative amount $68.75 per share, or an aggregate amount of approximately $113 million. Any future preferred stock dividends are subject to declaration by our board directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $708 million, predominately resulting from the construction of communications infrastructure and communications infrastructure improvements in order to support additional site rentals.

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

Highlights of the Company's results of operations for the three months ended June 30, 2018 and 2017 are depicted below.

($ in millions)	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$771	$718	+$53	+7%
Fiber site rental revenues	$398	$151	+$247	+164%
Total site rental revenues	$1,169	$869	+$300	+35%
Segment site rental gross margin:
Towers site rental gross margin(a)	$555	$507	+$48	+9%
Fiber site rental gross margin(a)	$268	$99	+$169	+171%
Network services and other gross margin:
Towers network services and other gross margin(a)	$64	$62	+$2	+3%
Fiber network services and other gross margin(a)	$—	$3	-$3	-100%
Segment operating profit:
Towers operating profit(a)	$592	$546	+$46	+8%
Fiber operating profit(a)	$224	$83	+$141	+170%
Adjusted EBITDA(b)	$769	$589	+$180	+31%
Net income attributable to CCIC common stockholders	$152	$112	+$40	+36%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $300 million, or 35%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the second quarter of 2018 were $771 million and increased by $53 million, or 7%, from $718 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the second quarter of 2018 were $398 million and increased by $247 million, or 164%, from $151 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by (1) the Lightower Acquisition completed in November 2017 and (2) the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our customers' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 7% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 164% increase in Fiber site rental revenues.
Towers network services and other gross margin was $64 million for the second quarter of 2018 and increased by $2 million, or 3%, from $62 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the second quarter of 2018 were $138 million and increased by $40 million, or approximately 41%, from $98 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Fiber business, including the Wilcon Acquisition and Lightower Acquisition.

Towers operating profit for the second quarter of 2018 increased by $46 million, or 8%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the second quarter of 2018 increased by $141 million, or 170%, from the same period in the prior year. Fiber operating profit was positively impacted by the Wilcon Acquisition and Lightower Acquisition and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was $379 million for the second quarter of 2018 and increased by $83 million, or 28%, from $296 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment and intangible assets due to capital expenditures and acquisitions, including the Wilcon Acquisition and Lightower Acquisition.
Interest expense and amortization of deferred financing costs were $158 million for the second quarter of 2018 and increased by $16 million, or 11%, from $142 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of the Wilcon Acquisition and Lightower Acquisition.
For the second quarter of 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2017 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $180 million during the second quarter of 2018 compared to income of $112 million during the second quarter of 2017. The increase was predominately related to net growth in our Towers and Fiber segments, including as a result of the Wilcon Acquisition and Lightower Acquisition as discussed above, partially offset by an increase in expenses, including increases in (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization, and accretion, and (3) general and administrative expenses.
Adjusted EBITDA increased $180 million, or 31%, from the second quarter of 2017 to the second quarter of 2018. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments, including the Wilcon Acquisition and Lightower Acquisition.

Highlights of the Company's results of operations for the six months ended June 30, 2018 and 2017 are depicted below.

($ in millions)	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,536	$1,434	+$102	+7%
Fiber site rental revenues	$787	$292	+$495	+170%
Total site rental revenues	$2,323	$1,726	+$597	+35%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,109	$1,014	+$95	+9%
Fiber site rental gross margin(a)	$531	$193	+$338	+175%
Segment network services and other gross margin:
Towers network services and other gross margin(a)	$124	$123	+$1	+1%
Fiber network services and other gross margin(a)	$2	$3	-$1	-33%
Segment operating profit:
Towers operating profit(a)	$1,180	$1,090	+$90	+8%
Fiber operating profit(a)	$446	$160	+$286	+179%
Adjusted EBITDA(b)	$1,532	$1,170	+$362	+31%
Net income attributable to CCIC common stockholders	$237	$231	+$6	+3%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $597.0 million, or 35%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first six months of 2018 were $1.5 billion and increased by $102 million, or 7%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first six months of 2018 were $787 million and increased by $495 million, or 170%, from $292 million during the same period in the prior year. The increase in Fiber site rental revenue was predominately impacted by (1) the Lightower Acquisition completed in November 2017, (2) the Wilcon Acquisition completed in June 2017 and (3) the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our customers' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 7% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 170% increase in Fiber site rental revenues.
Towers network services and other gross margin was $124 million for the first six months of 2018 and remained consistent with the same period in the prior year. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
General and administrative expenses for the first six months of 2018 were $273 million and increased by $74 million, or 37%, from $199 million during the same period in the prior year. The increase in general and administrative expenses was primarily related to the growth in our Fiber business, including the 2017 Acquisitions.
Towers operating profit for the first six months of 2018 increased by $90 million, or 8%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities and relatively fixed costs to operate our towers.

Fiber operating profit for the first six months of 2018 increased by $286 million, or 179%, from the same period in the prior year. Small Cells operating profit was positively impacted by the previously-mentioned 2017 Acquisitions and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was $753 million for the first six months of 2018 and increased by $169 million, or 29%, from $584 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment and intangible assets due to capital expenditures and acquisitions, including the 2017 Acquisitions.
Interest expense and amortization of deferred financing costs were $318 million for the first six months of 2018 and increased $42 million, or 15%, from $276 million during the first six months of 2017. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our 2017 Acquisitions. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $74 million and $4 million for the first six months of 2018 and 2017, respectively. See note 5 to our condensed consolidated financial statements.
For the first six months of 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2017 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $294 million compared to income of $231 million during the first six months of 2017. The increase was predominately due to growth in both our Towers and Fiber segments, partially offset by an increase in expenses, including increases in (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization, and accretion, (3) general and administrative expenses and (4) losses on retirement of long-term obligations.
Adjusted EBITDA increased $362 million, or 31%, from the first six months of 2017 to the first six months of 2018. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments, including the 2017 Acquisitions.

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
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): acquiring or constructing communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our 2018 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time.  After giving effect to the July 2018 Tower Revenue Notes offering and use of proceeds therefrom, we have no significant contractual debt maturities until 2021 (other than principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and our 2017 Form 10-K.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2018, after giving effect to our July 2018 Tower Revenue Notes offering and use of proceeds therefrom. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 5 and 13 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions)
Cash and cash equivalents	$164
Restricted cash(a)	130
Undrawn 2016 Revolver availability(b)	3,916
Debt and other long-term obligations (current and non-current)	15,946
Total equity	12,533

(a)	Inclusive of $5 million included within long-term prepaid rent and other assets, net on our condensed consolidated balance sheet.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2017 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver, and (4) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $112 million (principal payments), (2) common stock dividend payments expected to be at least $4.20 per share, or an aggregate amount of at least $1.7 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of June 30, 2018 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
	2018	2017	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,111	$931	$180
Investing activities	(778)	(2,675)	1,897
Financing activities	(436)	1,369	(1,805)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(103)	(375)	272
Effect of exchange rate changes on cash	(1)	1	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(104)	$(374)	$270
Operating Activities
Net cash provided by operating activities from continuing operations for the first six months of 2018 increased $180 million, or 19%, compared to the first six months of 2017, due primarily to growth in our core business, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest) contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first six months of 2018 decreased $1.9 billion from the first six months of 2017 as a result of our 2017 acquisitions of FiberNet and Wilcon.
Acquisitions. See note 3 to our condensed consolidated financial statements.

Capital Expenditures
Our capital expenditures have been categorized as discretionary, sustaining or integration as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of expansion or development of existing communications infrastructure, construction of new communications infrastructure, and, to a lesser extent, purchases of land interests (which primarily relates to land assets under towers as we seek to manage our interests in the land beneath our towers) and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•
Sustaining capital expenditures consist of (1) capital improvement capital expenditures on our communications infrastructure assets that enable our customers' ongoing quiet enjoyment of the communications infrastructure and (2) corporate capital expenditures.

•	Integration capital expenditures consist of capital expenditures made specifically with respect to acquisitions that are essential to integrating acquired companies into our business.
We have incurred, and anticipate incurring additional, initial capital expenditures related to integrating Lightower into our existing business. The majority of these anticipated capital expenditures will primarily relate to the integration of Lightower's information technology assets into our business.

Capital expenditures for the six months ended June 30, 2018 and 2017 were as follows:

(a)	Prior to January 1, 2018, integration capital expenditures were included within sustaining capital expenditures.
Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 24 months to complete) to address our customers' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2018 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.20 per share over the next 12 months, or an aggregate amount of at least $1.7 billion), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 5 and 10 to our condensed consolidated financial statements.
Net cash provided by financing activities for the first six months of 2018 decreased $1.8 billion from the first six months of 2017 as a result of our financing activities during the first six months of 2018 described below.

Credit Facility.
In June 2018, we entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $750 million, for total commitments of $4.25 billion, and (2) extend the maturity of the Credit Facility from August 2022 to June 2023.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 3, 2018, there was $370 million outstanding and $3.9 billion in undrawn availability under our 2016 Revolver. See note 5 to our condensed consolidated financial statements.
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
In July 2018, we issued $1.0 billion of July 2018 Tower Revenue Notes. The July 2018 Tower Revenue Notes consist of (1) $250.0 million aggregate principal amount of 3.720% Notes and have an expected life of five years with a final maturity of July 2043 and (2) $750.0 million aggregate principal amount of 4.241% Notes and have an expected life of 10 years with a final maturity of July 2048. We utilized the net proceeds, together with cash on hand, to repay in full the previously outstanding Tower Revenue Notes, Series 2010-6 and pay related fees and expenses. We expect to record a loss on retirement of long-term obligations during the third quarter of 2018 of approximately $33 million in connection to the repayment of the Tower Revenues Notes, Series 2010-6. See note 13 to our condensed consolidated financial statements.
Common Stock Activity. As of June 30, 2018 and December 31, 2017, we had 415 million and 406 million common shares outstanding, respectively. In March 2018, we completed the March 2018 Equity Financing, in which we issued 8 million shares of common stock and generated net proceeds of approximately $841 million. We used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.
See notes 10 and 13 to our condensed consolidated financial statements for a discussion of our common stock dividends.
Convertible Preferred Stock Activity. As of both June 30, 2018 and December 31, 2017, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7050 shares (based on the current maximum conversion price of $114.88) and 10.4460 shares (based on the current minimum conversion price of $95.73) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7050 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends.
ATM Program. We previously maintained a 2015 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $500 million to or through sales agents. In March 2018, we terminated the formerly outstanding 2015 ATM Program. In April 2018, we established the 2018 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include the funding of future acquisitions or investments and the repayment or repurchase of any outstanding indebtedness. We have not issued any shares of common stock under the 2018 ATM Program. See note 10 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2017 Form 10-K. The critical accounting policies and estimates for the first six months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

($ in millions)	Three Months Ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$180	$112	$294	$231
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6	4	9	5
Acquisition and integration costs	8	8	14	14
Depreciation, amortization and accretion	379	296	753	584
Amortization of prepaid lease purchase price adjustments	5	5	10	10
Interest expense and amortization of deferred financing costs	158	142	318	276
(Gains) losses on retirement of long-term obligations	3	—	74	4
Interest income	(1)	(1)	(2)	(1)
Other (income) expense	—	1	1	(4)
(Benefit) provision for income taxes	5	5	9	9
Stock-based compensation expense	26	17	52	42
Adjusted EBITDA	$769	$589	$1,532	$1,170

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
We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated network services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the July 2018 Tower Revenue Notes offering and use of proceeds therefrom:

•	the potential refinancing of our existing debt ($15.9 billion outstanding at June 30, 2018 and $16.2 billion at December 31, 2017);

•
our $2.7 billion and $3.4 billion of floating rate debt at June 30, 2018 and December 31, 2017, respectively, which represented approximately 17% and 21% of our total debt, as of June 30, 2018 and December 31, 2017, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
We have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2018, we had $2.7 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2018, after giving effect to the July 2018 Tower Revenue Notes offering and use of proceeds therefrom. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and our 2017 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$26	$45	$33	$1,580	$876	$10,805	$13,365	$13,136
Average interest rate(b)(c)(d)	4.4%	4.4%	4.5%	2.9%	5.2%	4.9%	4.7%
Variable rate(e)	$30	$60	$104	$119	$209	$2,179	$2,701	$2,701
Average interest rate(e)	3.5%	4.0%	4.1%	4.1%	4.1%	4.1%	4.1%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.

(b)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million, and $750 million, with anticipated repayment dates in 2022, 2023, 2025, and 2028, respectively.

(c)	The average interest rate represents the weighted-average stated coupon rate (see footnotes (c) and (d)).

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2017 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $600 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which mature in 2023.

ITEM 4.	CONTROLS AND PROCEDURES
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2018	3	$109.52	—	—
May 1 - May 31, 2018	2	103.27	—	—
June 1 - June 30, 2018	4	103.91	—	—
Total	9	$105.33	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated December 15, 2017	8-K	001-16441	December 15, 2017	3.1
4.1	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.1
4.2	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.2
4.3	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.3
10.1	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.2*	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 6, 2018	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 6, 2018	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)