Form 10-Q
period 2018-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2018-11-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding at November 2, 2018: 414,850,442

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for data and our communications infrastructure, (2) expectations regarding our communications infrastructure and the potential benefits that may be derived therefrom, (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (4) potential benefits of our discretionary investments, including acquisitions, (5) our full year 2018 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, (6) expectations regarding construction of small cells and fiber, (7) expectations regarding our capital structure and the credit markets, our availability and cost of capital, our leverage ratio and interest coverage targets, and our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (8) expectations regarding loss on retirement of debt, (9) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (10) the utilization of our net operating loss carryforwards ("NOLs"), (11) expectations related to the impact of customer consolidation or ownership changes, including the potential combination of T-Mobile and Sprint and (12) our dividend policy and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$323	$314
Restricted cash	125	121
Receivables, net	471	398
Prepaid expenses	182	162
Other current assets	148	139
Total current assets	1,249	1,134
Deferred site rental receivables	1,357	1,300
Property and equipment, net of accumulated depreciation of $8,292 and $7,500, respectively	13,433	12,933
Goodwill	10,074	10,021
Other intangible assets, net	5,620	5,962
Long-term prepaid rent and other assets, net	911	879
Total assets	$32,644	$32,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302	$249
Accrued interest	101	132
Deferred revenues	484	457
Other accrued liabilities	306	339
Current maturities of debt and other obligations	111	115
Total current liabilities	1,304	1,292
Debt and other long-term obligations	16,313	16,044
Other long-term liabilities	2,732	2,554
Total liabilities	20,349	19,890
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: September 30, 2018—415 and December 31, 2017—406	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: September 30, 2018—2 and December 31, 2017—2; aggregate liquidation value: September 30, 2018—$1,650 and December 31, 2017—$1,650	—	—
Additional paid-in capital	17,743	16,844
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(5,447)	(4,505)
Total equity	12,295	12,339
Total liabilities and equity	$32,644	$32,229

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Site rental	$1,184	$893	$3,507	$2,619
Network services and other	191	170	497	499
Net revenues	1,375	1,063	4,004	3,118
Operating expenses:
Costs of operations(a):
Site rental	355	281	1,057	815
Network services and other	119	107	304	310
Selling, general and administrative	145	100	418	300
Asset write-down charges	8	5	18	10
Acquisition and integration costs	4	13	18	27
Depreciation, amortization and accretion	385	296	1,138	880
Total operating expenses	1,016	802	2,953	2,342
Operating income (loss)	359	261	1,051	776
Interest expense and amortization of deferred financing costs	(160)	(154)	(478)	(430)
Gains (losses) on retirement of long-term obligations	(32)	—	(106)	(4)
Interest income	1	11	4	13
Other income (expense)	1	—	—	3
Income (loss) before income taxes	169	118	471	358
Benefit (provision) for income taxes	(5)	(3)	(13)	(12)
Net income (loss) attributable to CCIC stockholders	164	115	458	346
Dividends on preferred stock	(28)	(30)	(85)	(30)
Net income (loss) attributable to CCIC common stockholders	$136	$85	$373	$316
Net income (loss)	$164	$115	$458	$346
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(1)	1
Total other comprehensive income (loss)	—	—	(1)	1
Comprehensive income (loss) attributable to CCIC stockholders	$164	$115	$457	$347
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.33	$0.22	$0.90	$0.85
Net income (loss) attributable to CCIC common stockholders—diluted	$0.33	$0.21	$0.90	$0.84
Weighted-average common shares outstanding:
Basic	415	395	413	374
Diluted	416	397	414	375
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2018	(a)	2017	(a)
Cash flows from operating activities:
Net income (loss)	$458		$346
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,138		880
(Gains) losses on retirement of long-term obligations	106		4
Amortization of deferred financing costs and other non-cash interest	5		8
Stock-based compensation expense	79		67
Asset write-down charges	18		10
Deferred income tax (benefit) provision	2		—
Other non-cash adjustments, net	2		(3)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(31)		2
Increase (decrease) in accounts payable	31		(28)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	144		88
Decrease (increase) in receivables	(74)		79
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent and other assets	(103)		(40)
Net cash provided by (used for) operating activities	1,775		1,413
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(26)		(2,113)
Capital expenditures	(1,241)		(852)
Other investing activities, net	(14)		(6)
Net cash provided by (used for) investing activities	(1,281)		(2,971)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,743		3,092
Principal payments on debt and other long-term obligations	(76)		(90)
Purchases and redemptions of long-term debt	(2,346)		—
Borrowings under revolving credit facility	1,290		1,755
Payments under revolving credit facility	(1,465)		(1,755)
Payments for financing costs	(33)		(27)
Net proceeds from issuance of common stock	841		4,221
Net proceeds from issuance of preferred stock	—		1,608
Purchases of common stock	(34)		(23)
Dividends/distributions paid on common stock	(1,315)		(1,082)
Dividends paid on preferred stock	(85)		—
Net cash provided by (used for) financing activities	(480)		7,699
Net increase (decrease) in cash, cash equivalents, and restricted cash	14		6,141
Effect of exchange rate changes	(1)		1
Cash, cash equivalents, and restricted cash at beginning of period(a)	440		697
Cash, cash equivalents, and restricted cash at end of period(a)	$453		$6,839

(a)
See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of recently adopted restricted cash guidance, which impacted certain presentations on the condensed consolidated statement of cash flows.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, July 1, 2018	415	$4	2	—	$17,711	$(5)	$(5,144)	$12,566
Stock-based compensation related activity, net of forfeitures	—	—	—	—	32	—	—	32
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Net proceeds from issuance of common stock	—	—	—	—	1	—	—	1
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	—	(439)	(439)
Preferred stock dividends	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	164	164
Balance, September 30, 2018	415	$4	2	$—	$17,743	$(5)	$(5,447)	$12,295

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, July 1, 2017	366	$4	—	—	$11,433	$(5)	$(3,841)	$7,591
Stock-based compensation related activity, net of forfeitures	—	—	—	—	22	—	—	22
Purchases and retirement of common stock	—	—	—	—	—	—	—	—
Net proceeds from issuance of common stock	40	—	—	—	3,756	—	—	3,756
Net proceeds from issuance of preferred stock	—	—	2	—	1,608	—	—	1,608
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	—	(390)	(390)
Preferred stock dividends	—	—	—	—	—	—	(30)	(30)
Net income (loss)	—	—	—	—	—	—	115	115
Balance, September 30, 2017	406	$4	2	$—	$16,819	$(5)	$(4,146)	$12,672

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2018	406	$4	2	—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	92	—	—	92
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(1,315)	(1,315)
Preferred stock dividends	—	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	—	—	—	458	458
Balance, September 30, 2018	415	$4	2	$—	$17,743	$(5)	$(5,447)	$12,295

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, January 1, 2017	361	$4	—	—	$10,938	$(6)	$(3,379)	$7,557
Stock-based compensation related activity, net of forfeitures	1	—	—	—	75	—	—	75
Purchases and retirement of common stock	—	—	—	—	(23)	—	—	(23)
Net proceeds from issuance of common stock	44	—	—	—	4,221	—	—	4,221
Net proceeds from issuance of preferred stock	—	—	2	—	1,608	—	—	1,608
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(1,083)	(1,083)
Preferred stock dividends	—	—	—	—	—	—	(30)	(30)
Net income (loss)	—	—	—	—	—	—	346	346
Balance, September 30, 2017	406	$4	2	$—	$16,819	$(5)	$(4,146)	$12,672

(a)	See the condensed statement of operations and other comprehensive income (loss) for the components of "other comprehensive income (loss)."

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2018, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
This guidance is effective for the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. If necessary under the new guidance, a cumulative-effect adjustment is recognized to the opening balance of retained earnings in the period in which the guidance is initially applied.
The Company will apply the guidance as of the effective date, without adjusting the comparative periods and, if necessary, will recognize a cumulative-effect adjustment to the opening balance of retained earnings. Although early adoption is permitted, the Company will not adopt the new guidance prior to January 1, 2019.
The Company expects that (1) the vast majority of its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for lessee arrangements (which primarily consist of ground leases under the Company's towers and fiber-related leases); and (3) there will not be a material impact to its condensed consolidated statement of

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

operations and condensed consolidated statement of cash flows. The Company is in the process of updating certain of its existing information technology systems for both the Towers and Fiber segments to integrate the new lease guidance requirements.

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

Preliminary Purchase Price Allocation
Current assets	$99
Property and equipment	2,194
Goodwill(a)	3,167
Other intangible assets, net(b)	2,177
Other non-current assets	29
Current liabilities	(174)
Other non-current liabilities	(342)
Net assets acquired(c)	$7,150

(a)	The preliminary purchase price allocation for the Lightower Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominately comprised of site rental contracts and customer relationships.

(c)	The vast majority of the assets have been included in the Company's REIT. As such, no deferred taxes were recorded in connection with the Lightower Acquisition.

4.	Revenues
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
Site rental revenues from the Company’s contracts are recognized on a straight-line, monthly basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless customers and three to 20 years related to the Company's fiber solutions (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues include current amounts of $86 million included in "other current assets" and non-current amounts of $1.4 billion included in "deferred site rental receivables" for the period ended September 30,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

2018. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "receivables, net" on the Company's condensed consolidated balance sheet.
Network services and other revenues
As part of the Company’s effort to provide comprehensive communications infrastructure solutions, the Company offers certain network services, primarily relating to its towers and small cells, predominately consisting of (1) site development services and (2) installation services.
Under network service agreements, the Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. Upon contract commencement, the Company assesses services to customers and identifies performance obligations for each promise to provide a distinct service. The volume and mix of site development services may vary among contracts, and may include a combination of some or all of the above performance obligations. For each of the above performance obligations, network services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the customer. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. Since performance obligations are typically satisfied prior to receiving payment from customers, the unconditional right to payment is recorded within "receivables, net" on the Company’s condensed consolidated balance sheet. The Company has one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation. This single performance obligation is typically completed in advance of receipt of payment from customers, and therefore the unconditional right to payment is recorded within “receivables, net” on the Company’s condensed consolidated balance sheet.
The vast majority of the Company’s network services relates to the Company’s Towers operating segment, and generally have a duration of one year or less.
Additional information on revenues
As of January 1, 2018 and September 30, 2018, $2.1 billion and $2.2 billion of unrecognized revenue, respectively, was reported in "deferred revenues" and "other non-current liabilities" on our condensed consolidated balance sheet. During the nine months ended September 30, 2018, approximately $300 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the contracted amounts owed to the Company by customers pursuant to site rental contracts in effect as of September 30, 2018.

	Three months ending December 31,	Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contracted amounts(a)	$1,065	$3,935	$3,671	$3,416	$3,193	$7,948	$23,228

(a)	Excludes amounts related to network services, as those contracts generally have a duration of one year or less.
See note 11 for further information regarding the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date (a)		Balance as of September 30, 2018		Balance as of December 31, 2017	Stated Interest Rate as of September 30, 2018(a)
Bank debt - variable rate:
2016 Revolver	Jan. 2016	June 2023	(e)	$805	(b)(d)(e)	$980	3.5%	(e)
2016 Term Loan A	Jan. 2016	June 2023	(e)	2,368		2,397	3.5%	(e)
Total bank debt				3,173		3,377
Securitized debt - fixed rate:
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		17		32	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		70		70	9.0%
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(c)	—	(d)	1,246	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(c)	—	(f)	995	N/A
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(c)	298		297	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(c)	693		692	3.7%
Tower Revenue Notes, Series 2018-1	July 2018	July 2043	(c)	247	(f)	—	3.7%
Tower Revenue Notes, Series 2018-2	July 2018	July 2048	(c)	740	(f)	—	4.2%
Total securitized debt				2,065		3,332
Bonds - fixed rate:
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,641		1,639	5.3%
3.849% Secured Notes	Dec. 2012	Apr. 2023		994		993	3.9%
4.875% Senior Notes	Apr. 2014	Apr. 2022		844		842	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		892		891	4.5%
3.700% Senior Notes	May 2016	June 2026		743		743	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		696		695	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		494		494	4.0%
4.750% Senior Notes	May 2017	May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		743		742	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		992		991	3.7%
3.150% Senior Notes	Jan. 2018	July 2023		742	(d)	—	3.2%
3.800% Senior Notes	Jan. 2018	Feb. 2028		988	(d)	—	3.8%
Total bonds				10,962		9,223
Other:
Capital leases and other obligations	Various	Various		224		227	Various
Total debt and other obligations				16,424		16,159
Less: current maturities and short-term debt and other current obligations				111		115
Non-current portion of long-term debt and other long-term obligations				$16,313		$16,044

(a)	See the 2017 Form 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	As of September 30, 2018, the undrawn availability under the 2016 Revolver was $3.4 billion.

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

(e)
In June 2018, the Company entered into an amendment to the Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $4.25 billion, and (2) extend the maturity of the Credit Facility from August 2022 to June 2023. Additionally, pursuant to this amendment and with regards to the Credit Facility, the Company is obligated to pay (1) interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.00% to 1.75%, and (2) commitment fees ranging from 0.125% and 0.35%, each of which is based on the Company's senior unsecured debt rating.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(f)
In July 2018, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("July 2018 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's existing Tower Revenue Notes. The July 2018 Tower Revenue Notes consist of (1) $250 million aggregate principal amount of 3.720% senior secured tower revenue notes ("3.72% Notes") with an anticipated repayment date of July 2023 and a final maturity of July 2043 and (2) $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("4.241% Notes") with an anticipated repayment date of July 2028 and a final maturity of July 2048. The Company used the net proceeds of the July 2018 Tower Revenue Notes, together with cash on hand, to repay all of the previously outstanding Tower Revenue Notes, Series 2010-6 and to pay related fees and expenses. In addition to the July 2018 Tower Revenue Notes described above, in connection with Exchange Act risk retention requirements ("Risk Retention Rules"), an indirect subsidiary of the Company issued and a majority-owned affiliate of the Company purchased approximately $53 million of the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028 to retain an eligible horizontal residual interest (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the July 2018 Tower Revenue Notes.

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2018. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2018	2019	2020	2021	2022	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$28	$107	$139	$1,700	$1,085	$13,479	$16,538	$(114)	$16,424
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2018.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
Tower Revenue Notes, Series 2010-3	$1,250	$1,318	$(71)
2016 Term Loan A	$—	$—	$(3)
Tower Revenue Notes, Series 2010-6	$1,000	$1,028	$(32)
Total	$2,250	$2,346	$(106)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write off of respective deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on debt obligations	$158	$152	$473	$422
Amortization of deferred financing costs and adjustments on long-term debt	5	5	16	15
Other, net of capitalized interest	(3)	(3)	(11)	(7)
Total	$160	$154	$478	$430

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$323	$323	$314	$314
Restricted cash, current and non-current	1	130	130	126	126
Liabilities:
Total debt and other obligations	2	16,424	16,362	16,159	16,644
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
For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock (as defined in note 10), as determined under the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to CCIC stockholders	$164	$115	$458	$346
Dividends on preferred stock	(28)	(30)	(85)	(30)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$136	$85	$373	$316

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	415	395	413	374
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	2	1	1
Diluted weighted-average number of common shares outstanding	416	397	414	375

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.33	$0.22	$0.90	$0.85
Diluted	$0.33	$0.21	$0.90	$0.84

Dividends/distributions declared per share of common stock	$1.05	$0.95	$3.15	$2.85
During the nine months ended September 30, 2018, the Company granted one million restricted stock units. For both the three and nine months ended September 30, 2018, 15 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of September 30, 2018.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

10.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2018, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2018	March 16, 2018	March 30, 2018	$1.05	$439	(a)
Common Stock	May 17, 2018	June 15, 2018	June 29, 2018	$1.05	$438	(a)
Common Stock	August 2, 2018	September 14, 2018	September 28, 2018	$1.05	$438	(a)
6.875% Mandatory Convertible Preferred Stock	December 15, 2017	January 15, 2018	February 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2018	April 15, 2018	May 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 22, 2018	July 15, 2018	August 1, 2018	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	September 19, 2018	October 15, 2018	November 1, 2018	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See note 13.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2018, the Company purchased 0.3 million shares of its common stock utilizing $34 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
The Company's operating segments are (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain network services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 65,000 route miles of fiber primarily supporting small cell networks and fiber solutions.
The measurements of profit or loss used by the Company's chief operating decision maker to evaluate the results of operations of its operating segments are (1) segment site rental gross margin, (2) segment network services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$782	$402		$1,184	$725	$168		$893
Segment network services and other revenues	189	2		191	153	17		170
Segment revenues	971	404		1,375	878	185		1,063
Segment site rental cost of operations	215	131		346	212	60		272
Segment network services and other cost of operations	115	1		116	91	14		105
Segment cost of operations(a)(b)	330	132		462	303	74		377
Segment site rental gross margin	567	271		838	513	108		621
Segment network services and other gross margin	74	1		75	62	3		65
Segment selling, general and administrative expenses(b)	28	45		73	22	18		40
Segment operating profit (loss)	613	227		840	553	93		646
Other selling, general and administrative expenses(b)			$47	47			$41	41
Stock-based compensation expense			32	32			25	25
Depreciation, amortization and accretion			385	385			296	296
Interest expense and amortization of deferred financing costs			160	160			154	154
Other (income) expenses to reconcile to income (loss) before income taxes(c)			47	47			12	12
Income (loss) before income taxes				$169				$118
Capital expenditures	$123	$348	$7	$478	$109	$172	$8	$289
Total assets (at period end)	$17,694	$14,326	$624	$32,644	$18,099	$5,927	$6,986	$31,012

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $7 million and $6 million for the three months ended September 30, 2018 and 2017, respectively, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended September 30, 2018 and 2017. Selling, general and administrative expenses exclude stock-based compensation expense of $25 million and $19 million for the three months ended September 30, 2018 and 2017, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,318	$1,189		$3,507	$2,159	$460		$2,619
Segment network services and other revenues	489	8		497	461	38		499
Segment revenues	2,807	1,197		4,004	2,620	498		3,118
Segment site rental cost of operations	641	388		1,029	632	158		790
Segment network services and other cost of operations	292	6		298	277	31		308
Segment cost of operations(a)(b)	933	394		1,327	909	189		1,098
Segment site rental gross margin	1,677	801		2,478	1,527	302		1,829
Segment network services and other gross margin	197	2		199	184	7		191
Segment selling, general and administrative expenses(b)	81	131		212	69	55		124
Segment operating profit (loss)	1,793	672		2,465	1,642	254		1,896
Other selling, general and administrative expenses(b)			$141	141			$121	121
Stock-based compensation expense			84	84			67	67
Depreciation, amortization and accretion			1,138	1,138			880	880
Interest expense and amortization of deferred financing costs			478	478			430	430
Other (income) expenses to reconcile to income (loss) before income taxes(c)			153	153			40	40
Income (loss) before income taxes				$471				$358
Capital expenditures	$318	$900	$23	$1,241	$317	$514	$21	$852

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $19 million and $12 million for the nine months ended September 30, 2018 and 2017, respectively, and (2) prepaid lease purchase price adjustments of $15 million for both of the nine months ended September 30, 2018 and 2017. Selling, general and administrative expenses exclude stock-based compensation expense of $65 million and $55 million for the nine months ended September 30, 2018 and 2017, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$503	$420
Income taxes paid	15	14
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	25	(5)
Purchase of property and equipment under capital leases and installment purchases	28	25
Preferred stock dividends declared but not paid (see note 10)	—	30
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$323	$314
Restricted cash, current	125	121
Restricted cash reported within long-term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$453	$440

13.	Subsequent Events
Common Stock Dividend
On October 15, 2018, the Company's board of directors declared a quarterly cash dividend of $1.125 per common share. The quarterly dividend will be paid on December 31, 2018 to common stockholders of record as of December 14, 2018.

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

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) approximately 40,000 towers and (2) approximately 65,000 route miles of fiber primarily supporting small cell networks and fiber solutions. Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 86% of our third quarter 2018 consolidated net revenues. Our Towers operating segment and Fiber operating segment accounted for 66% and 34% of our third quarter 2018 site rental revenues, respectively. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our customers.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2018.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $23 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately three-fourths of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

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

◦	81% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios were comfortably within their respective financial maintenance covenants.

◦
As of September 30, 2018, our outstanding debt has a weighted average interest rate of 3.9% and weighted average maturity of greater than six years (assuming anticipated repayment dates, where applicable). See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

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

◦
During each of the first three quarters of 2018, we paid a common stock cash dividend of $1.05 per share, totaling approximately $1.3 billion for the nine months ended September 30, 2018. In October 2018, our board of directors declared a quarterly common stock dividend of $1.125 per share, which represents (1) an increase from an annualized amount of $4.20 per share to an annualized amount of $4.50 per share, and (2) an increase of 7% from the quarterly common stock cash dividend declared during the first three quarters of 2018. We currently expect our anticipated common stock cash dividends over the next 12 months to be a cumulative amount of at least $4.50 per share, or an aggregate amount of approximately $1.9 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 13.

◦
During each of the first three quarters of 2018, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $85 million for the nine months ended September 30, 2018. We currently expect our anticipated preferred stock dividends over the next 12 months to be a cumulative amount $68.75 per share, or an aggregate amount of approximately $113 million. Any future preferred stock dividends are subject to declaration by our board directors.

•	Investing capital efficiently to grow long-term dividends per share

◦
Discretionary capital expenditures were $1.2 billion, predominately resulting from the construction of communications infrastructure and communications infrastructure improvements in order to support additional site rentals.

Outlook Highlights
The following are certain highlights of our full year 2018 outlook that impact our business fundamentals described above.

•
We expect that our full year 2018 site rental revenue growth will continue to be impacted by (1) the 2017 Acquisitions and (2) a healthy environment for tenant additions, as large wireless carriers and fiber solutions customers attempt to meet the increasing demand for data.

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

Highlights of the Company's results of operations for the three months ended September 30, 2018 and 2017 are depicted below.

($ in millions)	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$782	$725	+$57	+8%
Fiber site rental revenues	$402	$168	+$234	+139%
Total site rental revenues	$1,184	$893	+$291	+33%
Segment site rental gross margin:
Towers site rental gross margin(a)	$567	$513	+$54	+11%
Fiber site rental gross margin(a)	$271	$108	+$163	+151%
Network services and other gross margin:
Towers network services and other gross margin(a)	$74	$62	+$12	+19%
Fiber network services and other gross margin(a)	$1	$3	-$2	-67%
Segment operating profit:
Towers operating profit(a)	$613	$553	+$60	+11%
Fiber operating profit(a)	$227	$93	+$134	+144%
Adjusted EBITDA(b)	$793	$605	+$188	+31%
Net income attributable to CCIC common stockholders	$136	$85	+$51	+60%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $291 million, or 33%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the third quarter of 2018 were $782 million and increased by $57 million, or 8%, from $725 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the third quarter of 2018 were $402 million and increased by $234 million, or 139%, from $168 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by (1) the Lightower Acquisition completed in November 2017 and (2) the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our customers' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 8% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 139% increase in Fiber site rental revenues.
Towers network services and other gross margin was $74 million for the third quarter of 2018 and increased by $12 million, or 19%, from $62 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the third quarter of 2018 were $145 million and increased by $45 million, or approximately 45%, from $100 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber segment, including the Lightower Acquisition.

Towers operating profit for the third quarter of 2018 increased by $60 million, or 11%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the third quarter of 2018 increased by $134 million, or 144%, from the same period in the prior year. Fiber operating profit was positively impacted by the Lightower Acquisition and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was $385 million for the third quarter of 2018 and increased by $89 million, or 30%, from $296 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment and intangible assets due to capital expenditures and acquisitions, including the Lightower Acquisition.
Interest expense and amortization of deferred financing costs were $160 million for the third quarter of 2018 and increased by $6 million, or 4%, from $154 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness.As a result of repaying certain of our debt in the third quarter of 2018, we incurred a loss on retirement of long-term obligations of $32 million. See note 5 to our condensed consolidated financial statements.
For the third quarter of 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2017 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $164 million during the third quarter of 2018 compared to income of $115 million during the third quarter of 2017. The increase was predominately related to net growth in our Towers and Fiber segments, including as a result of the Lightower Acquisition as discussed above, partially offset by an increase in expenses, including increases in (1) depreciation, amortization, and accretion, (2)selling, general and administrative expenses and (3) losses on retirement of long-term obligations.
Adjusted EBITDA increased $188 million, or 31%, from the third quarter of 2017 to the third quarter of 2018. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments, including the Lightower Acquisition.

Highlights of the Company's results of operations for the nine months ended September 30, 2018 and 2017 are depicted below.

($ in millions)	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,318	$2,159	+$159	+7%
Fiber site rental revenues	$1,189	$460	+$729	+158%
Total site rental revenues	$3,507	$2,619	+$888	+34%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,677	$1,527	+$150	+10%
Fiber site rental gross margin(a)	$801	$302	+$499	+165%
Segment network services and other gross margin:
Towers network services and other gross margin(a)	$197	$184	+$13	+7%
Fiber network services and other gross margin(a)	$2	$7	-$5	-71%
Segment operating profit:
Towers operating profit(a)	$1,793	$1,642	+$151	+9%
Fiber operating profit(a)	$672	$254	+$418	+165%
Adjusted EBITDA(b)	$2,324	$1,775	+$549	+31%
Net income attributable to CCIC common stockholders	$373	$316	+$57	+18%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment network services and other gross margin and segment operating profit.

(a)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $888 million, or 34%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first nine months of 2018 were $2.3 billion and increased by $159 million, or 7%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations, and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first nine months of 2018 were $1.2 billion and increased by $729 million, or 158%, from $460 million during the same period in the prior year. The increase in Fiber site rental revenue was predominately impacted by (1) the Lightower Acquisition completed in November 2017, (2) the Wilcon Acquisition completed in June 2017 and (3) the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our customers' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 7% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 158% increase in Fiber site rental revenues.
Towers network services and other gross margin was $197 million for the first nine months of 2018 and increased by $13 million, or 7%, from $184 million during the same period in the prior year, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of network services and other work. Our network services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first nine months of 2018 were $418 million and increased by $118 million, or 39%, from $300 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber business, including the 2017 Acquisitions.
Towers operating profit for the first nine months of 2018 increased by $151 million, or 9%, from the same period in the prior year. Towers operating profit was positively impacted by the growth in our site rental activities and relatively fixed costs to operate our towers.

Fiber operating profit for the first nine months of 2018 increased by $418 million, or 165%, from the same period in the prior year. Fiber operating profit was positively impacted by the previously-mentioned 2017 Acquisitions and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was $1.1 billion for the first nine months of 2018 and increased by $258 million, or 29%, from $880 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment and intangible assets due to capital expenditures and acquisitions, including the 2017 Acquisitions.
Interest expense and amortization of deferred financing costs were $478 million for the first nine months of 2018 and increased $48 million, or 11%, from $430 million during the first nine months of 2017. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our 2017 Acquisitions and our 2018 debt financing activities. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $106 million and $4 million for the first nine months of 2018 and 2017, respectively. See note 5 to our condensed consolidated financial statements.
For the first nine months of 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2017 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $458 million compared to income of $346 million during the first nine months of 2017. The increase was predominately due to growth in both our Towers and Fiber segments, partially offset by an increase in expenses, including increases in (1) depreciation, amortization, and accretion, (2) selling, general and administrative expenses (3) losses on retirement of long-term obligations and (4) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $549 million, or 31%, from the first nine months of 2017 to the first nine months of 2018. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments, including the 2017 Acquisitions.

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

Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2018. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions)
Cash and cash equivalents	$323
Restricted cash(a)	130
Undrawn 2016 Revolver availability(b)	3,426
Debt and other long-term obligations (current and non-current)	16,424
Total equity	12,295

(a)	Inclusive of $5 million included within long-term prepaid rent and other assets, net on our condensed consolidated balance sheet.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2017 Form 10-K.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver, and (4) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $111 million (principal payments), (2) common stock dividend payments expected to be at least $4.50 per share, or an aggregate amount of approximately $1.9 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation as of September 30, 2018 of our scheduled contractual debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2018	2017	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,775	$1,413	$362
Investing activities	(1,281)	(2,971)	1,690
Financing activities	(480)	7,699	(8,179)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14	6,141	(6,127)
Effect of exchange rate changes on cash	(1)	1	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13	$6,142	$(6,129)
Operating Activities
Net cash provided by operating activities from continuing operations for the first nine months of 2018 increased $362 million, or 26%, compared to the first nine months of 2017, due primarily to the 2017 Acquisitions and growth in our core business, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivable, deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest) contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for the first nine months of 2018 decreased $1.7 billion from the first nine months of 2017 as a result of our 2017 acquisitions of FiberNet and Wilcon.
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

Capital expenditures for the nine months ended September 30, 2018 and 2017 were as follows:

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
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.50 per share over the next 12 months, or an aggregate amount of approximately $1.9 billion), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 5 and 10 to our condensed consolidated financial statements.
Net cash provided by financing activities for the first nine months of 2018 decreased $8.2 billion from the first nine months of 2017 as a result of our financing activities during the first nine months of 2017 to finance our 2017 Acquisitions.

Credit Facility.
In June 2018, we entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $750 million, for total commitments of $4.25 billion, and (2) extend the maturity of the Credit Facility from August 2022 to June 2023.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 2, 2018, there was $750 million outstanding and $3.5 billion in undrawn availability under our 2016 Revolver. See note 5 to our condensed consolidated financial statements.
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
In July 2018, we issued $1.0 billion of July 2018 Tower Revenue Notes. The July 2018 Tower Revenue Notes consist of (1) $250.0 million aggregate principal amount of 3.720% Notes with an anticipated repayment date of July 2023 and a final maturity of July 2043 and (2) $750.0 million aggregate principal amount of 4.241% Notes with an anticipated repayment date of July 2028 and a final maturity of July 2048. We utilized the net proceeds, together with cash on hand, to repay in full the previously outstanding Tower Revenue Notes, Series 2010-6 and pay related fees and expenses.
Common Stock Activity. As of September 30, 2018 and December 31, 2017, we had 415 million and 406 million common shares outstanding, respectively. In March 2018, we completed the March 2018 Equity Financing, in which we issued 8 million shares of common stock and generated net proceeds of approximately $841 million. We used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.
See notes 10 and 13 to our condensed consolidated financial statements for a discussion of our March 2018 Equity Financing and common stock dividends.
Convertible Preferred Stock Activity. As of both September 30, 2018 and December 31, 2017, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7128 shares (based on the current maximum conversion price of $114.77) and 10.4553 shares (based on the current minimum conversion price of $95.65) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7128 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2017 Form 10-K. The critical accounting policies and estimates for the first nine months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

($ in millions)	Three Months Ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$164	$115	$458	$346
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	8	5	18	10
Acquisition and integration costs	4	13	18	27
Depreciation, amortization and accretion	385	296	1,138	880
Amortization of prepaid lease purchase price adjustments	5	5	15	15
Interest expense and amortization of deferred financing costs	160	154	478	430
(Gains) losses on retirement of long-term obligations	32	—	106	4
Interest income	(1)	(11)	(4)	(13)
Other (income) expense	(1)	—	—	(3)
(Benefit) provision for income taxes	5	3	13	12
Stock-based compensation expense	32	25	84	67
Adjusted EBITDA	$793	$605	$2,324	$1,775
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
We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment network services and other gross margin as segment network services and other revenues less segment network services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated network services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment network services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($16.4 billion outstanding at September 30, 2018 and $16.2 billion at December 31, 2017);

•
our $3.2 billion and $3.4 billion of floating rate debt at September 30, 2018 and December 31, 2017, respectively, which represented approximately 19% and 21% of our total debt, as of September 30, 2018 and December 31, 2017, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
We have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2018, we had $3.2 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2018. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and our 2017 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$13	$47	$35	$1,581	$877	$10,810	$13,363	$13,186
Average interest rate(b)(c)(d)	4.4%	4.4%	4.5%	2.9%	5.2%	4.9%	4.7%
Variable rate(e)	$15	$60	$104	$119	$208	$2,669	$3,175	$3,176
Average interest rate(e)	3.6%	4.1%	4.3%	4.3%	4.3%	4.3%	4.3%

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2018	1	$109.37	—	—
August 1 - August 31, 2018	1	111.17	—	—
September 1 - September 30, 2018	4	112.33	—	—
Total	6	$111.70	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated December 15, 2017	8-K	001-16441	December 15, 2017	3.1
4.1	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.1
4.2	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.2
4.3	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.3
10.1	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-Q	001-16441	August 6, 2018	10.2
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 5, 2018	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 5, 2018	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)