Form 10-K
period 2018-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2019-02-25
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of a "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.6 billion as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $107.82 per share.
Applicable Only to Corporate Registrants
As of February 22, 2019, there were 415,568,382 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2019 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for data and our communications infrastructure (as defined below), (2) expectations regarding non-renewals of tenant contracts, (3) expectations regarding our communications infrastructure and the potential benefits that may be derived therefrom, (4) the strength of the U.S. market for shared communications infrastructure, (5) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, (6) potential benefits of our discretionary investments, including acquisitions, (7) our full year 2019 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, (8) expectations regarding construction of small cells and fiber, (9) expectations regarding our capital structure and the credit markets, our availability and cost of capital, our leverage ratio and interest coverage targets, and our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (10) expectations related to remaining qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by, our REIT status, (11) the utilization of our net operating loss carryforwards ("NOLs"), (12) expectations related to the impact of tenant consolidation or ownership changes, including the potential combination of T-Mobile and Sprint and (13) our dividend policy, and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.
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
We have changed our presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

PART I

Item 1.     Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) approximately 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) approximately 65,000 route miles of fiber primarily supporting small cell networks ("small cells") and fiber solutions. Our towers, fiber and small cells assets are collectively referred to herein as "communications infrastructure," and our customers on our communications infrastructure are referred to herein as "tenants." Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs.
Below is certain information concerning our business:

•
Over the last two decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, through both acquisitions (see note 3 to our consolidated financial statements) and new construction of small cells and fiber, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless tenants to expand coverage and capacity for wireless networks. Furthermore, within our Fiber segment, we are able to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' tenants.

•	Below is certain information regarding our Towers segment:

◦	Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs.

◦
We derive approximately 40% of our Towers site rental gross margin from towers residing on land and other property interests (collectively, "land") that we own, including fee interests and perpetual easements, and we derive approximately 60% of our Towers site rental gross margin from towers residing on land that we lease, sublease, manage or license.

◦
The contracts for the land under our towers have an average total remaining life of approximately 35 years (including all renewal terms at our option), weighted based on Towers site rental gross margin.

•	Below is certain information regarding our Fiber segment:

◦	The majority of our small cells and fiber are located in major metropolitan areas, including a presence within every major U.S. market.

◦	The vast majority of our fiber assets are located on public rights-of-way.

◦	We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—2018 Industry Highlights and Company Developments—REIT Status" and note 10 to our consolidated financial statements.
Certain information concerning our tenant and site rental contracts is as follows:

•	Our largest tenants include AT&T, T-Mobile, Verizon Wireless and Sprint, which collectively accounted for 73% of our 2018 site rental revenues.

•	Site rental revenues represented 87% of our 2018 consolidated net revenues, of which approximately 66% and 34% were from our Towers segment and our Fiber segment, respectively.

•	The vast majority of our site rental revenues are of a recurring nature and are subject to long-term contracts with our tenants.

•
Our site rental revenues derived from wireless tenants typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to 10 years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price and, in some cases, an additional upfront payment.

•
Our site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), typically result from contracts with (1) initial terms that generally vary between three to 20 years and (2) a fixed monthly recurring fee and, in some cases, an additional upfront payment.

•	Exclusive of renewals at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately five years and represent $23 billion of expected future cash inflows.
As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain services primarily relating to our towers and small cells, predominately consisting of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively,

"site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). The large majority of our services revenues relate to our Towers segment.
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our existing communications infrastructure. We seek to maximize our site rental cash flows by working with our tenants to provide them quick access to our existing communications infrastructure and entering into long-term contracts. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data, while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing network needs through our shared communications infrastructure model, which is an efficient and cost-effective way to serve our tenants. Additionally, we believe our ability to share our fiber assets across multiple tenants to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return. We also believe that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid growth in demand for data.

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

•
Invest capital efficiently to grow cash flows and long-term dividends per share. In addition to adding tenants to existing communications infrastructure, we seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. These investments include constructing and acquiring new communications infrastructure that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Our historical investments have included the following (in no particular order):

◦	construction of towers, fiber and small cells;

◦	acquisitions of towers, fiber and small cells;

◦	acquisitions of land interests (which primarily relate to land assets under towers);

◦	improvements and structural enhancements to our existing communications infrastructure;

◦	purchases of shares of our common stock from time to time; and

◦	purchases, repayments or redemptions of our debt.
Our strategy to create long-term stockholder value is based on our belief that additional demand for our communications infrastructure will be created by the expected continued growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly-constructed or acquired communications infrastructure, as described above.
Company Developments, REIT Status and Industry Updates
Company Developments. See "Item 1. Business—Overview," "Item 1. Business—The Company," "Item 7. MD&A" and our consolidated financial statements for a discussion of certain recent developments, activities, and results, including the increase in our quarterly common stock dividend and our recent debt and equity financing activities.
REIT Status. We commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may also be subject to certain federal, state, local, and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
The Tax Cuts and Jobs Act, enacted in 2018 ("Tax Reform Act"), made substantial changes to the Code. Among the many changes impacting corporations are a significant reduction in the corporate income tax rate, the repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility of interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The Tax Reform Act has not had a material impact on the Company.
The vast majority of our assets and revenues are in the REIT. See note 10 to our consolidated financial statements. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located.
Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS.
To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) (see notes 2 and 10 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization.
Industry Update. Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by growth in factors such as (1) mobile entertainment (such as mobile video, mobile applications, and social networking), (2) mobile internet usage (such as email and web browsing), (3) machine-to-machine applications or the "Internet of Things" (such as smart city technologies), and (4) the adoption of other bandwidth-intensive applications (such as cloud services and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets and other emerging devices, and, during the next several years, U.S. wireless carriers are expected to be among the first carriers in the world to offer commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
We expect the following anticipated factors to contribute to potential demand for our communications infrastructure:

•
Consumers' growing wireless data consumption likely resulting in major wireless carriers continuing to upgrade and enhance their networks, including through the use of both towers and small cells, in an effort to improve network quality and capacity and tenant retention or satisfaction;

•	Prior and future potential spectrum auctioned, licensed or made available by the Federal Communications Commission ("FCC") enabling additional wireless carrier network development;

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
The Company
Virtually all of our operations are located in the U.S. Our operating segments consists of Towers and Fiber. For more information about our operating segments, see "Item 7. MD&A—General Overview" and note 15 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our shared communications infrastructure in the U.S. We believe our communications infrastructure is integral to our tenants' networks and organizations. See "Item 1. Business—Strategy."

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
We generally receive monthly rental payments from our Towers tenants, payable under long-term contracts. We generally negotiate initial contract terms of five to 15 years, with multiple renewal periods of five to 10 years each at the option of the tenant, and our contracts typically include fixed escalations (which generally exceed expected non-renewals, as discussed below) and, in some cases, an additional upfront payment. We continue to endeavor to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates.
Our Towers tenant contracts have historically had a high renewal rate. With limited exceptions, our Towers tenant contracts may not be terminated prior to the end of their current term, and non-renewals have averaged approximately 2.5% of site rental revenues over the last five years (inclusive of non-renewals as a result of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks")). In general, each tenant contract which is renewable will automatically renew at the end of its term unless the tenant provides prior notice of its intent not to renew. See note 4 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to lease agreements without consideration of tenant renewal options.
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
As of December 31, 2018, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower is approximately 2.2. The following chart sets forth the number of existing tenants per tower as of December 31, 2018 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Fiber Segment. Our Fiber segment includes both small cells and fiber solutions.

•
We offer certain fiber solutions to organizations with high-bandwidth and multi-location demands, such as enterprise, government, education, healthcare, wholesale, financial, legal, media and entertainment, content distribution, and energy and utilities tenants. Our fiber solutions provide essential connectivity resources needed to create integrated networks and support organizations.

•
Our small cells offload data traffic from towers and bolster capacity in the areas of wireless networks where data demand is the greatest. Our small cells are typically attached to public right-of-way infrastructure, including utility poles and street lights.

Our fiber assets include those acquired from: (1) NextG Networks, Inc. in 2012 ("NextG Acquisition"), (2) Quanta Fiber Networks, Inc. in 2015 ("Sunesys Acquisition"), (3) FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. in 2017 ("FiberNet Acquisition"), (4) Wilcon Holdings LLC in 2017 ("Wilcon Acquisition") and (5) LTS Group Holdings LLC in 2017 ("Lightower Acquisition"). The FiberNet Acquisition, Wilcon Acquisition, and Lightower Acquisition are collectively referred to herein as the "2017 Acquisitions."
We generally receive monthly recurring payments from our Fiber tenants and, in some cases, receive upfront payments, payable pursuant to contracts. The amount of the monthly payments can also be influenced by the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site and (4) any upfront payment received.
Additional site rental information. For both of our Towers and Fiber segments, we have existing master agreements with our largest tenants, including AT&T, T-Mobile, Verizon Wireless and Sprint; such agreements provide certain terms (including economic terms) that govern our tenants' right to utilize our communications infrastructure entered into by such carriers during the term of their master agreements.
Approximately half of our site rental cost of operations consists of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. The addition of new tenants to existing communications infrastructure assets is achieved at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically approximately 2% of net revenues. See note 14 to our consolidated financial statements for a tabular presentation of the rental cash payments owed by us to landlords pursuant to our contractual agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain services primarily relating to our towers and small cells, predominately consisting of (1) site development services and (2) installation services. The large majority of our service revenues relate to our Towers segment. For 2018, approximately 60% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our service revenues by capitalizing on increased volumes that may result from carrier network upgrades, promoting site development services, expanding the scope of our services, and focusing on tenant service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our tenants. We do not always provide the installation services or site development services for our tenants on our communications infrastructure as third parties also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis.
Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.
Our Fiber customers are generally large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise, government, education, healthcare, wholesale, financial, legal, media and entertainment, content distribution, and energy and utilities customers.

Our four largest tenants are AT&T, T-Mobile, Verizon Wireless and Sprint. Collectively, these four tenants accounted for 73% of our 2018 site rental revenues. Also see "Item 1A. Risk Factors" and note 15 to our consolidated financial statements. For 2018, our site rental revenues by tenant were as follows:
Sales and Marketing. Our sales organization markets our communications infrastructure with the objective of contracting access with tenants to existing communications infrastructure or to new communications infrastructure prior to construction. We seek to become the critical partner and preferred independent communications infrastructure provider for our tenants and increase tenant satisfaction relative to our peers by leveraging our (1) existing unique communications infrastructure footprint, (2) tenant relationships, (3) process-centric approach, (4) technological tools and (5) construction capabilities and expertise.
Our sales team is organized based on a variety of factors, including tenant type (such as wireless carriers and organizations) and geography. A team of national account directors maintains our relationships with our largest tenants. These directors work to develop communications infrastructure contracts, as well as to ensure that tenants' communications infrastructure needs are efficiently translated into new contracts on our communications infrastructure. Sales personnel in our local offices develop and maintain relationships with our tenants that are expanding their networks, entering new markets, seeking new or additional communication infrastructure offerings, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior-level employees spend a significant portion of their time on sales and marketing activities and call on existing or prospective tenants.
Competition. We face competition for site rental tenants from various sources, including (1) other independent communications infrastructure owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, (2) tenants who elect to self-perform or (3) new alternative deployment methods for communications infrastructure.
Some of the larger companies with which we compete for Towers segment business opportunities include American Tower Corporation and SBA Communications Corporation. Our Fiber segment business competitors can vary significantly based on geography. Some of the larger companies with which we compete for Fiber segment business opportunities include other owners of fiber, as well as recent and potential entrants into small cells and fiber solutions. We believe that location, existing communications infrastructure footprint, deployment speed, quality of service, expertise, reputation, capacity and price have been and will continue to be the most significant competitive factors affecting our businesses. See "Item 1A. Risk Factors."
Competitors to our services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors or our tenants' internal staff. We believe that our tenants base their decisions on the outsourcing of services on criteria such as a company's experience, record of accomplishment, reputation, price and time for completion of a project.
Employees
At January 31, 2019, we employed approximately 5,000 people. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

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
The construction of new towers and small cells or, in some cases, the modification of existing towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA, which require applicants to investigate the potential environmental impact of the proposed tower or small cells construction. Should the proposed tower or small cells construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If the proposed construction or modification of a tower poses a significant impact on the environment, the FCC's approval of the construction or modification could be significantly delayed.
Our operations are subject to federal, state, and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of, or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our tenant contracts prohibit our tenants from using or storing any hazardous substances on our communications infrastructure sites in violation of applicable environmental laws and require our tenants to provide notice of certain environmental conditions caused by them.
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
Other Regulations. We hold, through certain of our subsidiaries, spectrum licenses, which are subject to additional regulation by the FCC. We also hold a nationwide FCC license relating to the 1670-1675 MHz spectrum ("1670-1675 Spectrum"), which we have leased to a third party through 2023, subject to the lessee's option to purchase the 1670-1675 Spectrum.
Available Information
We maintain a website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act")), proxy statements and other information about us are made available, free of charge, through the investor relations section of our website at http://investor.crowncastle.com and at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
In addition, our corporate governance guidelines, business practices, ethics policy and financial code of ethics and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our website at http://www.crowncastle.com/investor/corporateGovernance.aspx, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the ethics policy and financial code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Risks Relating to Our Business
Our business depends on the demand for our communications infrastructure, driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services).
Tenant demand for our communications infrastructure depends on the demand for data. The willingness of our tenants to utilize our communications infrastructure, or renew or extend existing contracts on our communications infrastructure, is affected by numerous factors, including:

•	consumers' and organizations' demand for data;

•	availability or capacity of our communications infrastructure or associated land interests;

•	location of our communications infrastructure;

•	financial condition of our tenants, including their profitability and availability or cost of capital;

•	willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;

•	need for integrated networks and organizations;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our tenants;

•	mergers or consolidations by and among our tenants;

•	changes in, or success of, our tenants' business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;

•	cost of constructing communications infrastructure;

•	our market competition, including tenants that may elect to self-perform;

•
technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•	our ability to efficiently satisfy our tenants' service requirements.
A slowdown in demand for data or our communications infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure or services.
The amount, timing, and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in tenant network investment typically impact the demand for our communications infrastructure. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies (including small cells and fiber solutions), or plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the industries in which our tenants operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our tenants or their industries, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure or services. In addition, a slowdown may increase competition for site rental tenants or services. Such an industry slowdown or a reduction in tenant network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and services.
Our four largest tenants are AT&T, T-Mobile, Verizon Wireless and Sprint. Collectively, these four tenants accounted for 73% of our 2018 site rental revenues. The loss of any one of our large tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major tenants will not be terminated or that these tenants will renew their contracts with us. In addition to our four largest tenants, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions tenants and (2) new entrants offering or contemplating offering wireless services. Such tenants (including those dependent on government funding) may be smaller or have less financial resources than our four largest tenants, may have business models which may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of tenant contracts, we expect that any termination of tenant contracts as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such tenants' future network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our communications infrastructure, which in turn may result in a reduction in our revenues or cash flows.
In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. This potential transaction may result in a decrease or delay in demand for our communications infrastructure and services, as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks, which may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets. For the year ended December 31, 2018, T-Mobile and Sprint represented approximately 19% and 14%, respectively, of the Company's consolidated site rental revenues. Further, the Company derived approximately 6% of its consolidated site rental revenues from each of T-Mobile and Sprint on communications infrastructure where both carriers currently reside, inclusive of approximately 1% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks. In addition, there is an average of approximately five years and six years of current term remaining on all lease agreements with T-Mobile and Sprint, respectively. See also "Item 1. Business—The Company" and note 15 to our consolidated financial statements.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic growth opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions, increased product offerings (such as small cells and fiber solutions), or other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could be a complex, costly, time-consuming process, or cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:

•	disrupt our business relationships with our tenants, depending on the nature of or counterparty to such transactions and activities;

•	divert the time or attention of management away from other business operations, including as a result of post-transaction integration activities;

•	fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;

•	increase operational risk or volatility in our business;

•
not result in the benefits management had expected to realize from such expansion and development activities, or those benefits may take longer to realize than expected (including the 2017 Acquisitions);

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
In recent years, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business (which we have operated since 1994). Our Fiber segment represented 34% and 21% of our site rental revenues for the years ended December 31, 2018 and 2017, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks (including the scalability of processes) that are different from our Towers business, including:

•	the use of public rights-of-way and franchise agreements;

•	use of poles and conduits owned solely by, or jointly with, third parties;

•	risks relating to overbuilding;

•	risks relating to the specific markets that we choose to operate in or plan to operate in;

•	risks relating to construction management and construction-related billings to tenants;

•	risks relating to wireless carriers building their own small cell networks, or tenants utilizing their own or alternative fiber assets;

•	risk of failing to optimize the use of our finite supply of fiber strands;

•	damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;

•	the risk of failing to properly maintain or operate highly specialized hardware and software;

•	network data security risks;

•	the risk of new technologies that could enable tenants to realize the same benefits with less utilization of our fiber;

•	potential damage to our overall reputation as a communications infrastructure provider; and

•	the use of competitive local exchange carrier status, which we refer to as "CLEC" status.
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions may be lower or slower than we anticipate or may cease to exist altogether. Our Fiber operations will also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including the location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware.
Failure to timely and efficiently execute on our construction projects could adversely affect our business.
Our construction projects and related contracts, particularly in our Fiber business, can be long-term, complex in nature, and challenging to execute.  The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated tenant relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources.  In connection with our construction projects, we generally bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance.  Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform.  Further, investments in newly-constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to to realize future tenant additions at anticipated levels. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner could have a material adverse effect on our business.
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments and our 6.875% Convertible Preferred Stock limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $16.7 billion as of February 22, 2019). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:

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
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing, including any refinancing of the obligations described above or on our ability to draw the full amount of our $4.25 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 22, 2019, has $4.1 billion of undrawn availability.
Borrowings under our 2016 Credit Facility generally bear an interest rate based on the London interbank offered rate ("LIBOR") per annum plus a credit spread based on our senior unsecured credit rating. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow and operating results.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2018 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 22, 2019, we had approximately $750 million of gross sales of common stock remaining under our 2018 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 11 to our consolidated financial statements. As of February 22, 2019, we had approximately 416 million shares of common stock outstanding.
We have reserved 10 million and 17 million shares of common stock, respectively, for issuance in connection with awards granted under our various stock compensation plans and our 6.875% Convertible Preferred Stock, which will automatically convert into common stock on August 1, 2020. See "Item 7. MD&A—Liquidity and Capital Resources—Mandatory Convertible Preferred Stock." The dividends on our 6.875% Convertible Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.
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
Our growth is dependent on our entering into new tenant contracts (including amendments to contracts upon modification of an existing tower, fiber, or small cell installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins, or maintain or increase our market share. In addition, competition (primarily in our fiber solutions business) may, in certain circumstances, cause us to renegotiate certain existing tenant contracts to avoid early contract terminations. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.
Our Fiber operations may have different competitors than our Towers business, including other owners of fiber, as well as new entrants into small cells and fiber solutions, some of which may have larger networks or greater financial resources than we have.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our tenants, such as signal combining technologies or network functions virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of communication equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our communications infrastructure, including the land interests under our towers and the right-of-way and other agreements related to our small cells and fiber solutions, our business may be adversely affected.
The property interests, on which our communications infrastructure resides, including the land interests under our towers, consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, and rights-of-way. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to acquiring communications infrastructure. Further, we may not be able to renew ground leases or other agreements on commercially viable terms.
Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 10% of our Towers site rental gross margin for the year ended December 31, 2018 was derived from towers where the leases for the interests under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property interests on which our communications infrastructure resides, our business may be adversely affected.
As of December 31, 2018, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2018 is as follows:

•
22% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

•
16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with Sprint. We have the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

•
15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, there are another 1% of our towers subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due prior to 2032 (less than $10 million would be due before 2025).

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
For our small cells and fiber solutions, we must maintain rights-of-way, franchise, pole attachment, conduit use and other agreements to operate our assets. For various reasons, we may not always have the ability to maintain these agreements or obtain future agreements to construct, maintain and operate our fiber assets. Access to rights-of-way may depend on our CLEC status, and we cannot be certain that jurisdictions will (1) recognize such CLEC status or (2) not change their laws concerning CLEC access to rights-of-way. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our assets, which may adversely impact our business. In order to operate our assets, we must also maintain fiber agreements that we have with public and private entities. There is no assurance that we will be able to renew those agreements on favorable terms, or at all. If we are unable to renew those agreements on favorable terms, we may face increased costs or reduced revenues.
Additionally, in order to expand our communications infrastructure footprint to new locations, we often need to obtain new or additional rights-of-way and other agreements. Our failure to obtain these agreements in a prompt and cost-effective manner may prevent us from expanding our footprint, which may be necessary to meet our contractual obligations to our tenants and could adversely impact our business.
Our services business has historically experienced significant volatility in demand, which reduces the predictability of our results.
The operating results of our services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our services business is generally driven by demand for our communications infrastructure and may be adversely impacted by various factors, including:

•	competition;

•	the timing, mix and amount of tenant network investments;

•	the rate and volume of tenant deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; or

•	changes in the size, scope, or volume of work performed.
New wireless technologies may not deploy or be adopted by tenants as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or tenant adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our communications infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local, and foreign laws and regulations apply to our business, including those discussed in "Item 1. Business." Failure to comply with applicable requirements may lead to civil or criminal penalties, require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including federal, state, local, or foreign tax laws, will not adversely affect our business (including our REIT status), increase delays or result in additional costs. We also may incur additional costs as a result of liabilities under applicable laws and regulations, such as those governing environmental and safety matters. These factors may have a material adverse effect on us.
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
We may be vulnerable to security breaches or other unforeseen events that could adversely affect our operations, business, and reputation.
Despite existing security measures, certain of our communications infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants, (2) our inability to meet expected levels of service to our tenants, or (3) data transmitted over our tenants' networks being compromised. We cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results. Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. We maintain an insurance policy that includes coverage over cyber-attacks and other security breaches; however, there can be no assurances that such coverage will be adequate to cover exposure for such incidents. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. In addition, our acquisitions, both past and future, may alter our potential exposure to the risks described above.Additionally, we could be negatively impacted by other unforeseen events, such as natural disasters, which could, among other things, damage our communication infrastructure assets or interrupt service to our tenants. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
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
During each of the first three quarters of 2018, we paid a common stock dividend of $1.05 per share, totaling approximately $1.3 billion. In October 2018, our board of directors declared a quarterly common stock dividend of $1.125 per share, which represents an increase of 7% from an annualized amount of $4.20 per share to an annualized amount of $4.50 per share from the quarterly common stock dividend declared during each of the first three quarters of 2018. We currently expect our anticipated common stock cash dividends over the next 12 months to be a cumulative amount of at least $4.50 per share, or an aggregate amount of approximately $1.9 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to declaration by our board of directors. See notes 11 and 18 to our consolidated financial statements.

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
As discussed in "Item 1. MD&A—Business—Strategy," we seek to invest our available capital, including the net cash provided by our operating activities and external financing sources, in a manner that we believe will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): construction of communications infrastructure; acquisitions of communications infrastructure; acquisitions of land interests (which primarily relate to land assets under towers); improvements and structural enhancements to our existing communications infrastructure; purchases of shares of our common stock from time to time; and purchases, repayments or redemptions of our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.
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
We do not expect the Tax Reform Act to significantly affect us, although we cannot predict with certainty how such legislation will affect us in the future. In addition, the present U.S. federal tax treatment of REITs is subject to change, possibly with retroactive effect, by legislative, judicial or administrative action at any time, and any such change might adversely affect our REIT status or benefits. We cannot predict the impact, if any, that such changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business, including our REIT status.
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
Under the Code, for taxable years beginning in or after 2018, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs to exceed current or future limitations of the fair market value of our assets at the end of any quarter, then we may fail to remain qualified as a REIT.

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
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 11 and 18 to our consolidated financial statements. Any such dividends, however, are subject to the determination of and declaration by our board of directors based on then-current and anticipated future conditions, including our earnings, net cash provided by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.5 billion or other factors deemed relevant by our board of directors.
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
Certifications
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 13, 2018 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Communications Infrastructure
We own, lease or manage approximately 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our tenants' wireless equipment may be placed on towers, building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters, and where applicable, guy-wires to stabilize the tower.
Additionally, we own or lease approximately 65,000 route miles of fiber primarily supporting our small cells and fiber solutions. The majority of our fiber assets are located in major metropolitan areas. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
See the following for further information regarding our communications infrastructure:
•"Item 1. Business—Overview" for information regarding our tower and fiber portfolios

•
"Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining contractual obligations related to our business as of December 31, 2018, including our lease and access agreement obligations.

•	"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
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

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt tenants, zoning or siting matters, condemnation, tax, employment, or wrongful termination matters. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI."
As of February 22, 2019, there were approximately 180 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain). See also "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status," "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 10 and 11 to our consolidated financial statements.
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
Issuer Purchases of Equity Securities
The following table summarizes information with respect to purchase of our equity securities during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2018	—	$—	—	—
November 1 - November 30, 2018	3	111.37	—	—
December 1 - December 31, 2018	—	—	—	—
Total	3	$111.37	—	—
We paid $0.3 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.
Performance Graph
The following performance graph is a comparison of the five year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2013 and ending December 31, 2018. The performance graph assumes an initial investment of $100.0 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2013	2014	2015	2016	2017	2018
Crown Castle International Corp.	$100.00	$109.85	$125.60	$131.27	$174.49	$177.52
S&P 500 Market Index	100.00	113.69	115.26	129.05	157.22	150.33
DJ US Telecommunications Equipment Index	100.00	115.21	102.76	122.43	150.65	163.51
FTSE NAREIT All Equity REITs Index	100.00	128.03	132.79	142.86	155.25	148.98
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements. Our formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL") was sold in 2015 and is presented on a discontinued operations basis for all periods presented.

	Years Ended December 31,
	2018	(a)	2017	(a)	2016	(a)	2015	(a)	2014	(a)
	(In millions of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$4,716		$3,669		$3,233		$3,018		$2,867
Services and other	707		687		688		645		672
Net revenues	5,423		4,356		3,921		3,663		3,539
Operating expenses:
Costs of operations(b):
Site rental	1,410		1,144		1,024		964		906
Services and other	437		420		417		358		400
Total costs of operations	1,847		1,564		1,441		1,322		1,306
Selling, general and administrative	563		426		371		310		257
Asset write-down charges	26		17		34		33		14
Acquisition and integration costs	27		61		17		16		34
Depreciation, amortization and accretion	1,528		1,242		1,109		1,036		986
Operating income (loss)	1,432		1,046		949		946		942
Interest expense and amortization of deferred financing costs	(642)		(591)		(515)		(527)		(573)
Gains (losses) on retirement of long-term obligations	(106)		(4)		(52)		(4)		(45)
Interest income	5		19		1		2		—
Other income (expense)	1		1		(9)		57		12
Income (loss) from continuing operations before income taxes	690		471		374		474		336
Benefit (provision) for income taxes(c)	(19)		(26)		(17)		51		11
Income (loss) from continuing operations	671		445		357		525		347
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—		—		—		20		52
Net gain (loss) from disposal of discontinued operations, net of tax	—		—		—		979		—
Income (loss) from discontinued operations, net of tax	—		—		—		999		52
Net income (loss)	671		445		357		1,524		399
Less: Net income (loss) attributable to the noncontrolling interest	—		—		—		3		8
Net income (loss) attributable to CCIC stockholders	671		445		357		1,521		391
Dividends on preferred stock and losses on purchases of preferred stock	(113)		(58)		(33)		(44)		(44)
Net income (loss) attributable to CCIC common stockholders	$558		$387		$324		$1,477		$347
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - basic(d)	$1.35		$1.01		$0.95		$1.45		$0.91
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - diluted(d)	$1.34		$1.01		$0.95		$1.44		$0.91
Weighted-average common shares outstanding (in millions):
Basic(d)(f)	413		382		340		333		332
Diluted(d)(f)	415		383		341		334		333

Dividends/distributions declared per share of common stock	$4.28		$3.90		$3.61		$3.35		$1.87

	Years Ended December 31,
	2018	(a)(e)	2017	(a) (e)	2016	(a) (e)	2015	(a) (e)	2014	(a) (e)
	(In millions of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$2,502		$2,043		$1,787		$1,790		$1,594
Net cash provided by (used for) investing activities	(1,795)		(10,493)		(1,429)		(1,956)		(1,217)
Net cash provided by (used for) financing activities	(733)		8,192		(89)		(952)		(493)
Balance Sheet Data (at period end):
Cash and cash equivalents	$277		$314		$568		$179		$151
Property and equipment, net	13,676		12,933		9,805		9,580		8,983
Total assets	32,785		32,229		22,675		21,937		21,027
Total debt and other long-term obligations	16,682		16,159		12,171		12,150		11,804
Total CCIC stockholders' equity(f)	12,034		12,339		7,557		7,089		6,716

(a)
Inclusive of the impact of acquisitions. See note 3 to our consolidated financial statements for a discussion of our acquisitions during 2016 and 2017. In 2015, we acquired rights to approximately 10,000 miles of fiber route miles through the Sunesys Acquisition. In addition, during 2014, we acquired several portfolios of land interests under towers.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)	See note 10 to our consolidated financial statements regarding our income taxes, including our REIT status.

(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of convertible preferred stock securities (including, as applicable, the currently outstanding 6.875% Convertible Preferred Stock, which was issued in 2017, and the formerly outstanding 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Convertible Preferred Stock") which was issued in 2013 and converted to common stock in 2016), as determined under the if-converted method. See note 2 to our consolidated financial statements.

(e)	Amounts reflect the impact of all applicable adopted accounting pronouncements during the periods presented. See note 2 to our consolidated financial statements.

(f)
See note 11 to our consolidated financial statements for a discussion of our equity offerings during 2018 and 2017. During 2016, we issued shares of our common stock in connection with (1) our 2015 ATM Program (as defined below), the proceeds of which we utilized to partially fund our acquisition of Tower Development Corporation ("TDC Acquisition") in April 2016, (2) the conversion of our then outstanding 4.50% Convertible Preferred Stock to common stock and (3) our November 2016 issuance of 11.4 million shares of common stock, which generated net proceeds of $1.0 billion ("November 2016 Common Stock Offering") to partially fund the FiberNet Acquisition.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate, and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our contracts and growth trends in the demand for data. Site rental revenues represented 87% of our 2018 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results:

•
We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—Company Developments, REIT Status and Industry Updates—REIT Status" and note 10 to our consolidated financial statements).

•	Potential growth resulting from the increasing demand for data

◦
We expect existing and potential new tenant demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications) and (7) the availability of additional spectrum.

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing communications infrastructure needs.

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and solutions such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions tenants.

◦	Tenant additions on our existing communications infrastructure are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

•	Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2018, we paid common stock dividends totaling approximately $1.8 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2018.

◦	Investing capital efficiently to grow long-term dividends per share (see also "Item 1. Business")

•
Discretionary capital expenditures of $1.6 billion, predominately resulting from the construction of communications infrastructure and communications infrastructure improvements in order to support additional site rental revenues.

•	We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.

•	Site rental revenues under long-term tenant contracts

◦
Initial terms of five to 15 years for site rental revenues derived from wireless tenants, with contractual escalations and multiple renewal periods at the option of the tenant of five to 10 years each.

◦
Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands).

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $23 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately 73% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 1A. Risk Factors" and note 15 to our consolidated financial statements.

•	Majority of land interests under our towers are under long-term control.

◦
Approximately 90% of our Towers site rental gross margin and more than 75% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately 40% of our Towers site rental gross margin.

•	Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

•
During 2018, we completed several debt transactions to refinance and extend the maturities of certain of our debt. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

◦
As of December 31, 2018, after giving effect to our February 2019 Senior Notes offering and the application of the net proceeds therefrom, our outstanding debt has a weighted average interest rate of 4.0% and weighted average maturity of approximately seven years (assuming anticipated repayment dates where applicable).

◦
After giving effect to our February 2019 issuance of $600 million aggregate principal amount of 4.300% senior unsecured notes due February 2029 and $400 million aggregate principal amount of 5.200% senior unsecured notes due 2049 (collectively, "February 2019 Senior Notes") and the application of the net proceeds therefrom, 85% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.

•
In March 2018, we issued 8 million shares of our common stock ("March 2018 Equity Financing"), and we utilized the proceeds for general corporate purposes as well as repayment of outstanding indebtedness.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $2.5 billion.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

Common Stock Dividend
In aggregate, we paid approximately $1.8 billion in common stock dividends in 2018. During each of the first three quarters of 2018, we paid a quarterly common stock dividend of $1.05 per share, totaling approximately $1.3 billion. In October 2018, our board of directors declared a quarterly common stock cash dividend of $1.125 per share, which represents an increase of 7% from an annualized amount of $4.20 per share to an annualized amount of $4.50 per share from the quarterly common stock dividend declared during each of the first three quarters of 2018. We currently expect our anticipated common stock dividends over the next 12 months to be a cumulative amount of at least $4.50 per share, or an aggregate amount of approximately $1.9 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 11 and 18 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2019 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2018, our full year 2019 site rental revenue growth will be positively impacted by higher tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data. See note 4 to our consolidated financial statements.

•
We expect discretionary capital expenditures for 2019 to exceed 2018 levels with a continued increase in the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2019.

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
Our operating segments consist of (1) Towers and (2) Fiber. See note 15 to our consolidated financial statements for further discussion of our operating segments.
See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit, including their respective definitions and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income.
Highlights of our results of operations for 2018, 2017 and 2016 are depicted below:

	Years Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions of dollars)
Site rental revenues:
Towers site rental revenues	$3,116	$2,900	$2,831	7%	2%
Fiber site rental revenues	1,600	769	402	108%	91%
Total site rental revenues	4,716	3,669	3,233	29%	13%
Site rental gross margin:
Towers site rental gross margin(a)	2,268	2,055	1,991	10%	3%
Fiber site rental gross margin(a)	1,075	505	255	113%	98%
Services and other gross margin:
Towers services and other gross margin(a)	273	263	259	4%	2%
Fiber services and other gross margin(a)	5	9	19	(44)%	(53)%
Segment operating profit:
Towers operating profit(a)	2,431	2,224	2,157	9%	3%
Fiber operating profit(a)	901	425	214	112%	99%
Adjusted EBITDA(b)	3,141	2,482	2,228	27%	11%
Net income attributable to CCIC common stockholders	558	387	324	44%	19%

(a)	See note 15 to our consolidated financial statements for our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2018 and 2017
Total site rental revenues for 2018 grew $1.0 billion, or 29%, from 2017. This increase was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of upfront payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)
Represents initial contribution of acquisitions until the one-year anniversary of the acquisition, with the exception of.the entire contribution to growth in site rental revenues in 2018 attributable to the Lightower Acquisition, which is included within acquisitions.

Towers site rental revenues for 2018 were approximately $3.1 billion and increased by $216 million, or 7%, from approximately $2.9 billion during 2017. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2018 were $1.6 billion and increased by $831 million, or 108%, from $769 million from 2017. The increase in Fiber site rental revenues was predominately impacted by the 2017 Acquisitions and the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2017 to 2018 was related to the previously-mentioned 7% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 108% increase in Fiber site rental revenues.
Towers services and other gross margin was $273 million for 2018 and increased by $10 million, or 4%, from $263 million in 2017, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for 2018 were $563 million and increased by $137 million, or 32%, from $426 million during 2017. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber business, including the Lightower Acquisition and Wilcon Acquisition.
Towers operating profit for 2018 increased by $207 million, or 9%, from 2017. Towers operating profit was primarily reflecting the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.

Fiber operating profit for 2018 increased by $476 million, or 112%, from 2017. Fiber operating profit was positively impacted by the previously-mentioned Lightower Acquisition and Wilcon Acquisition and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was approximately $1.5 billion for 2018 and increased by $286 million, or 23%, from approximately $1.2 billion during 2017. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Lightower Acquisition and Wilcon Acquisition as discussed above.
Interest expense and amortization of deferred financing costs were $642 million for 2018 and increased by $51 million, or 9%, from $591 million during 2017. The increase predominately resulted from the full year impact of 2017 financing activities used to partially fund our 2017 Acquisitions and the financing of our discretionary capital expenditures. See notes 3 and 8 to our consolidated financial statements.
As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $106 million and $4 million during 2018 and 2017, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
The provision for income taxes for 2018 and 2017 were $19 million and $26 million, respectively. For both 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. In addition, in 2017 the effective rate also differs from the federal statutory rate due to a non-cash tax provision of $15 million as a result of the enactment of the Tax Reform Act. See "Item 1. Business——Company Developments, REIT Status and Industry Update—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders was income of $671 million during 2018 compared to income of $445 million during 2017. The increase was predominately related to net growth in both our Towers and Fiber segments, partially offset by an increase in expenses, including (1) depreciation, amortization and accretion, (2) selling, general and administrative expenses, (3) losses on the retirement of long-term obligations, and (4) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $659 million, or 27%, from 2017 to 2018, reflecting the growth in our site rental activities in both Towers and Fiber, including the Lightower Acquisition and the Wilcon Acquisition as discussed above.

2017 and 2016
Total site rental revenues for 2017 grew $436 million, or 13%, from 2016. This increase was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of upfront payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(b)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for 2017 were approximately $2.9 billion and increased by $69 million, or 2%, from approximately $2.8 billion during 2016. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2017 were $769 million and increased by $367 million, or 91%, from $402 million in 2016. The increase in Fiber site rental revenues was predominately impacted by the 2017 Acquisitions and the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2016 to 2017 was related to the previously-mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 91% increase in Fiber site rental revenues.
Towers services and other gross margin was $263 million for 2017 and increased by $4 million, or 2%, from $259 million in 2016, which is a reflection of (1) the volume of activity from carrier network enhancements and (2) the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for 2017 were $426 million and increased by $55 million, or 15%, from $371 million during 2016. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber business, including the 2017 Acquisitions.
Towers operating profit for 2017 increased by $67 million, or 3%, from 2016. Towers operating profit was primarily reflecting the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.

Fiber operating profit for 2017 increased by $211 million, or 99%, from 2016 and was positively impacted by the previously-mentioned 2017 Acquisitions and the increased demand for small cells and fiber solutions as described above.
Depreciation, amortization and accretion was approximately $1.2 billion for 2017 and increased by $133 million, or 12%, from approximately $1.1 billion during 2016. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the 2017 Acquisitions discussed above.
Interest expense and amortization of deferred financing costs were $591 million for 2016 and increased by $76 million, or 15%, from $515 million during 2016. This increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our 2017 Acquisitions and our discretionary capital expenditures. See 9 to our consolidated financial statements.
As a result of repaying and redeeming certain of our debt, in conjunction with our refinancing activities, we incurred losses of $4 million and $52 million for 2017 and 2016, respectively. For a further discussion of the debt refinancings, see note 8 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
The provisions for income taxes for 2017 and 2016 were $26 million and $17 million, respectively. For both 2017 and 2016, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. In addition to our REIT status, in 2017 the effective rate differs from the federal statutory rate due to a non-cash tax provision of $15 million as a result of the enactment of the Tax Reform Act. See "Item 1. Business——Company Developments, REIT Status and Industry Update—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 to our consolidated financial statements.
Net income (loss) attributable to CCIC stockholders for 2017 was income of $445 million during 2017 compared to income of $357 million during 2016. The increase was predominately related to net growth in both our Towers and Fiber segments as well as a decrease in the losses on retirement of long-term obligations, partially offset by an increase in expenses, including (1) interest expense and amortization of deferred financing costs, (2) depreciation, amortization and accretion and (3) general and administrative expenses.
Adjusted EBITDA increased by $254 million, or 11%, from 2016 to 2017 reflecting the growth in our site rental activities in both Towers and Fiber, including the 2017 Acquisitions as discussed above.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and fiber solutions tenants. As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of new small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, debt financings and issuances of equity or equity related securities, including under our 2018 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  We target a leverage ratio of approximately four to five times Adjusted EBITDA and interest coverage of Adjusted EBITDA to interest expense of approximately three times, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time. We have no significant contractual debt maturities until 2021 (other than principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status," "Item 7. MD&A—General Overview" and note 10 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2018, after giving effect to our February 2019 Senior Notes offering and the application of the net proceeds therefrom. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk",notes 8 and 18 to our consolidated financial statements for additional information regarding our debt.

(In millions of dollars)
Cash and cash equivalents	$277
Restricted cash(a)	136
Undrawn 2016 Revolver availability(b)	4,141
Debt and other long-term obligations (current and non-current)	16,682
Total equity	12,034

(a)	Inclusive of $5 million included within long-term prepaid rent and other assets, net on our consolidated balance sheet.

(b)	Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility.
See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver and (4) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of approximately $107 million (principal payments), (2) common stock dividend payments expected to be at least $4.50 per share, or an aggregate of approximately $1.9 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), (3) 6.875% Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by our operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
	2018	2017	2016
	(in millions of dollars)
Net increase (decrease) in cash, cash equivalents and restricted cash - continuing operations
Operating activities	$2,502	$2,043	$1,787
Investing activities	(1,795)	(10,493)	(1,429)
Financing activities	(733)	8,192	(89)
Net increase (decrease) in cash, cash equivalents and restricted cash - continuing operations	(26)	(258)	269
Operating Activities. The increase in net cash provided by operating activities for 2018 from 2017 was due primarily to growth in our core business, including the Lightower Acquisition and Wilcon Acquisition, offset by a net decrease from changes in working capital. The increase in net cash provided by operating activities for 2017 from 2016 was due primarily to growth in our core business, including the 2017 Acquisitions and a net benefit from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our core business.

Investing Activities. Net cash used for investing activities for 2018 decreased $8.7 billion from 2017 as a result of the 2017 Acquisitions. See note 3 to our consolidated financial statements.
Our capital expenditures have been categorized as discretionary, sustaining or integration, as described below.

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

•	Integration capital expenditures consist of those capital expenditures made as a result of integrating acquired companies into our business.

•
Sustaining capital expenditures consist of those capital expenditures not otherwise categorized as discretionary or integration capital expenditures, such as (1) maintenance capital expenditures on our communications infrastructure assets that enable our tenants' ongoing quiet enjoyment of the communications infrastructure and (2) corporate capital expenditures.

A summary of our capital expenditures for the last three years is as follows (in millions of dollars):

(a)	Prior to January 1, 2018, integration capital expenditures were included within sustaining capital expenditures.

Capital expenditures increased from 2017 to 2018 and were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 24 months to complete) to address our tenants' growing demand for data partially offset by lower amounts of improvements to existing towers. Our sustaining capital expenditures have historically been approximately 2% of net revenues annually and were approximately 2% of net revenues in 2018. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2019 capital expenditures.
Acquisitions.  See notes 3 and 6 to our consolidated financial statements for a discussion of our acquisitions during the years ended December 31, 2017 and 2016.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities, such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.50 per share over the next 12 months, or an aggregate of approximately $1.9 billion, paying dividends on our 6.875% Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview," "Item 7. MD&A—General Overview—Common Stock Dividend" and notes 8, 11 and 18 to our consolidated financial statements.
In 2018, our financing activities predominately related to the following:

•	paying an aggregate of $1.8 billion in dividends on our common stock,

•	paying an aggregate of $113 million in dividends on our 6.875% Convertible Preferred Stock;

•
issuing $1.75 billion aggregate principal amount of senior unsecured notes in January 2018, the proceeds of which we used to repay (1) in full the Senior Secured Tower Revenue Notes, Series 2010-3, Class C-2020 and pay related fees and expenses and (2) a portion of the outstanding borrowings under the 2016 Revolver;

•	completing the March 2018 Equity Financing, the proceeds of which we used for general corporate purposes, including repayment of outstanding indebtedness;

•
terminating the previously outstanding 2015 ATM Program in March 2018, and in April 2018, establishing the 2018 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million;

•
entering into an amendment to the 2016 Credit Facility in June 2018 to (1) increase our commitments under the 2016 Revolver by $750 million for total commitments of $4.25 billion and (2) extend the maturity of the 2016 Credit Facility from August 2022 to June 2023; and

•
issuing $1.0 billion aggregate principal amount of senior secured tower revenue notes in July 2018, the proceeds of which we used, together with cash on hand, to repay, in full, the Senior Secured Tower Revenue Notes, Series 2010-6, Class C-2020 and pay related fees and expenses.

In 2017, our financing activities predominately related to the following:

•	paying an aggregate of $1.5 billion in dividends on our common stock;

•	issuing $500 million aggregate principal amount of senior unsecured notes in February 2017, the proceeds of which we used to repay a portion of the borrowings under the 2016 Revolver;

•
entering into a first amendment to the 2016 Credit Facility in February 2017 to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Credit Facility to January 2022;

•
completing an offering of 5 million shares of our common stock, which generated net proceeds of $442 million ("May 2017 Common Stock Offering"), the proceeds of which we used to partially fund the Wilcon Acquisition;

•
issuing the $350 million aggregate principal amount of senior unsecured notes in May 2017, the proceeds of which we used to (1) partially fund the Wilcon Acquisition and (2) repay a portion of the borrowings under the 2016 Revolver;

•
completing an offering of 40 million shares of common stock, which generated net proceeds of $3.8 billion ("July 2017 Common Stock Offering"), the proceeds of which we used to partially fund the Lightower Acquisition;

•
completing and offering of 2 million shares of our 6.875% Mandatory Convertible Preferred Stock, which generated net proceeds of $1.6 billion, the proceeds of which we used to partially fund the Lightower Acquisition;

•
issuing $1.7 billion aggregate principal amount of senior unsecured notes in August 2017, the proceeds of which we used to partially fund the Lightower Acquisition and pay related fees and expenses; and

•
entering into an amendment to the 2016 Credit Facility in August 2017 to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to August 2022.

Incurrences, Purchases and Repayments of Debt. See notes 8 and 18 to our consolidated financial statements, "Item 7. MD&A—General Overview" and "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock. See notes 11 and 18 to our consolidated financial statements for further information regarding our common stock as well as dividends declared and paid.
ATM Program. See note 11 to our consolidated financial statements for further information regarding our 2018 ATM Program. As of February 22, 2019, we had approximately $750 million of gross sales of common stock availability remaining on our 2018 ATM Program.
Mandatory Convertible Preferred Stock. See note 11 to our consolidated financial statements for further information regarding our 6.875% Convertible Preferred Stock as well as dividends declared and paid during 2018.
Credit Facility. See note 8 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 22, 2019, there was approximately $4.1 billion in availability under the 2016 Revolver.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2018, after giving effect to our February 2019 Senior Notes offering and the application of the net proceeds therefrom. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations(a)	2019	2020	2021	2022	2023	Thereafter	Totals
	(In millions of dollars)
Debt and other long-term obligations(b)	$107	$142	$1,702	$1,087	$5,378	$8,390	$16,806
Interest payments on debt and other long-term obligations(c)(d)	648	665	644	595	475	5,334	8,361
Lease obligations(e)	640	631	628	623	619	8,054	11,195
Access agreement obligations(f)	35	24	18	15	11	64	167
Total contractual obligations	$1,430	$1,462	$2,992	$2,320	$6,483	$21,842	$36,529

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove communications infrastructure or remediate the land upon which our communications infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2018, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.1 billion. As of December 31, 2018, the net present value of these asset retirement obligations was approximately $192 million. See note 7 to our consolidated financial statements.

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

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our tower revenue notes is not considered. The tower revenue notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively. See note 8 to our consolidated financial statements.

(c)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The full year 2018 Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes was approximately $720 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(e)
Amounts relate primarily to lease obligations for the land interests on which our towers reside and are based on the assumption that payments will be made for certain renewal periods at our option that are reasonably certain to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See table below summarizing remaining terms to expiration.

(f)
Amounts relate primarily to access agreement obligations for rights-of-way, franchise pole attachments and other agreements to operate our fiber assets and are based on the assumption that payments will be made for certain renewal periods at our option that are reasonably certain to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant contracts.

The following chart summarizes our rights to the land interests under our towers, including renewal terms at our option, as of December 31, 2018. As of December 31, 2018, the leases for land interests under our towers had an average remaining life of approximately 35 years, weighted based on Towers site rental gross margin. See "Item 1A. Risk Factors."

(a)	Inclusive of fee interests and perpetual easements.

(b)	For the year ended December 31, 2018, without consideration of the term of the tenant contract.

Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with these financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 8 to our consolidated financial statements for further discussion of our debt covenants. See "Item 1A. Risk Factors." The following are ratios applicable to the financial maintenance covenants under the credit agreement governing our 2016 Credit Facility as of December 31, 2018.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2018
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.2x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	1.0x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the credit agreement governing our 2016 Credit Facility.

(b)	As defined in the credit agreement governing our 2016 Credit Facility.

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates in effect for 2018 that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. 87% of our total revenue for 2018 consists of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years for site rental revenues derived from wireless tenants and three to 20 years for site rental revenues derived from our fiber solutions business), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of our contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). If the payment terms call for fixed escalations, upfront payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "other current assets" and "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, we also offer certain services primarily relating to our communications infrastructure, which represent13% of our total revenues for 2018. Services and other revenue consists of (1) site development services primarily relating to existing or new tenant equipment installations on our towers and small cells, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
We may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of the above performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which we believe we have transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. We have one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation. Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "receivables, net" on our consolidated balance sheet.
The vast majority of our services revenues relates to our Towers segment and generally have a duration of one year or less. See notes 2 to our consolidated financial statements.
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
Effective January 1, 2019, we adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 to our consolidated financial statements for further information.
Accounting for Acquisitions — Valuation. As of December 31, 2018, our largest asset was property and equipment, which primarily consists of communications infrastructure, followed by goodwill and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and tenant relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and tenant relationships and above-market and below-market leases) or

(2)	estimates of replacement costs (for tangible fixed assets such as communications infrastructure).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding tenant renewals and cancellations. The most important estimates for measurement of above and below-market leases is the determination of (1) favorability or unfavorability to the current market terms and (2) applicable lease term, including whether renewals or extensions should be measured. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as capital or operating leases and identification of any bargain purchase options.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground lease, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows; (2) future costs; (3) discount rates; and (4) the probability of enforcement to remove the towers or small cells or remediate the land. See note 2 to our consolidated financial statements.
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
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible assets is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value of the site rental contracts and tenant relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the communications infrastructure.
Accounting for Long-Lived Assets — Impairment Evaluation. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships:

(1)	we pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups; and

(2)	we separately pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view communications infrastructure as portfolios and communications infrastructure in a given portfolio and its related tenant contracts are not largely independent of the other communications infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of communications infrastructure, (2) the interdependencies of communications infrastructure portfolios, and (3) the manner in which communications infrastructure is traded in the marketplace. The vast majority of our site rental contracts and tenant relationships intangible assets and property and equipment are pooled into the U.S. owned communications infrastructure group. Secondly, and separately, we pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and tenant relationships intangible assets to the underlying contracts and related tenant relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2018, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our reporting units are the same as our operating segments (Towers and Fiber). See note 15. We performed our most recent annual goodwill impairment test as of October 1, 2018, which resulted in (1) the fair value of our reporting units substantially exceeding the carrying value and (2) no impairments.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2018 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—Company Developments, REIT Status and Industry Update—REIT Status" for a discussion of the impact of our REIT status.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  Our ability to utilize our NOLs is dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes, see "Item 7. MD&A—Results of Operations" and note 10 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP financial measures used herein and as discussed in note 15 to our consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate the performance of our operating segments . These segment measures are provided pursuant to GAAP requirements related to segment reporting.

We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
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

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Net income (loss)	$671	$445	$357
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	26	17	34
Acquisition and integration costs	27	61	17
Depreciation, amortization and accretion	1,528	1,242	1,109
Amortization of prepaid lease purchase price adjustments	20	20	22
Interest expense and amortization of deferred financing costs	642	591	515
(Gains) losses on retirement of long-term obligations	106	4	52
Interest income	(5)	(19)	(1)
Other (income) expense	(1)	(1)	9
(Benefit) provision for income taxes	19	26	17
Stock-based compensation expense	108	96	97
Adjusted EBITDA(a)	$3,141	$2,482	$2,228

(a)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
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
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to our February 2019 Senior Notes offering and the application of the net proceeds therefrom:

•	the potential refinancing of our $16.7 billion in existing debt, compared to $16.2 billion in the prior year;

•	our $2.4 billion of floating rate debt representing approximately 15% of total debt, compared to 21% in the prior year; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility.
Potential Refinancing of Existing Debt
We have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. As of December 31, 2018 and December 31, 2017, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2018 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2018, after giving effect to our February 2019 Senior Notes offering and the application of the net proceeds therefrom, we had $2.4 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $3 million. As of December 31, 2017, we had approximately $3.0 billion of floating rate debt, none of which had LIBOR floors.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates, after giving effect to our February 2019 Senior Notes Offering and the application of the net proceeds therefrom. The future principal payments and weighted-average interest rates are presented as of December 31, 2018. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See notes 8 and 18 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Fixed rate debt(b)	$48	$38	$1,583	$878	$3,424	$8,390	$14,361	$14,131
Average interest rate(b)(c)(d)	4.4%	4.5%	2.9%	5.2%	4.2%	5.2%	4.7%
Variable rate debt(e)	$59	$104	$119	$209	$1,954	$—	$2,445	$2,446
Average interest rate(e)	3.8%	3.8%	3.8%	3.8%	3.8%	—%	3.8%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.

(b)
The impact of principal payments that will commence following the anticipated repayment dates is not considered. The tower revenue notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)	The average interest rate represents the weighted-average stated coupon rate (see also footnote (d)).

(d)
If the tower revenue notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable tower revenue notes) of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2018 Excess Cash Flow of the issuers of the tower revenue notes was approximately $720 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Predominantly consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2023.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2019

We have served as the Company’s auditor since 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$277	$314
Restricted cash	131	121
Receivables, net of allowance of $14 and $14, respectively	501	398
Prepaid expenses	172	162
Other current assets	148	139
Total current assets	1,229	1,134
Deferred site rental receivables	1,366	1,300
Property and equipment, net	13,676	12,933
Goodwill	10,078	10,021
Site rental contracts and tenant relationships, net	5,209	5,626
Other intangible assets, net	307	336
Long-term prepaid rent and other assets, net	920	879
Total assets	$32,785	$32,229
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$313	$249
Accrued interest	148	132
Deferred revenues	498	457
Other accrued liabilities	351	339
Current maturities of debt and other obligations	107	115
Total current liabilities	1,417	1,292
Debt and other long-term obligations	16,575	16,044
Other long-term liabilities	2,759	2,554
Total liabilities	20,751	19,890
Commitments and contingencies (see note 13)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: December 31, 2018—415 and December 31, 2017—406	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: December 31, 2018—2 and December 31, 2017—2; aggregate liquidation value: December 31, 2018—$1,650 and December 31, 2017—$1,650	—	—
Additional paid-in capital	17,767	16,844
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(5,732)	(4,505)
Total equity	12,034	12,339
Total liabilities and equity	$32,785	$32,229

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net revenues:
Site rental	$4,716	$3,669	$3,233
Services and other	707	687	688
Net revenues	5,423	4,356	3,921
Operating expenses:
Costs of operations(a):
Site rental	1,410	1,144	1,024
Services and other	437	420	417
Selling, general and administrative	563	426	371
Asset write-down charges	26	17	34
Acquisition and integration costs	27	61	17
Depreciation, amortization and accretion	1,528	1,242	1,109
Total operating expenses	3,991	3,310	2,972
Operating income (loss)	1,432	1,046	949
Interest expense and amortization of deferred financing costs	(642)	(591)	(515)
Gains (losses) on retirement of long-term obligations	(106)	(4)	(52)
Interest income	5	19	1
Other income (expense)	1	1	(9)
Income (loss) before income taxes	690	471	374
Benefit (provision) for income taxes	(19)	(26)	(17)
Net income (loss)	671	445	357
Dividends on preferred stock	(113)	(58)	(33)
Net income (loss) attributable to CCIC common stockholders	$558	$387	$324
Net income (loss)	$671	$445	$357
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	2	(2)
Total other comprehensive income (loss)	(1)	2	(2)
Comprehensive income (loss) attributable to CCIC stockholders	$670	$447	$355
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$1.35	$1.01	$0.95
Net income (loss) attributable to CCIC common stockholders—diluted	$1.34	$1.01	$0.95
Weighted-average common shares outstanding:
Basic	413	382	340
Diluted	415	383	341

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2018	(a)	2017	(a)	2016	(a)
Cash flows from operating activities:
Net income (loss)	$671		$445		$357
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,528		1,242		1,109
(Gains) losses on retirement of long-term obligations	106		4		52
(Gains) losses on settled swaps	—		—		3
Amortization of deferred financing costs and other non-cash interest	7		9		14
Stock-based compensation expense	103		92		79
Asset write-down charges	26		17		34
Deferred income tax (benefit) provision	2		15		9
Other non-cash adjustments, net	2		(2)		10
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	16		35		30
Increase (decrease) in accounts payable	37		(34)		11
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	223		175		196
Decrease (increase) in receivables	(105)		61		(59)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent and other assets	(114)		(16)		(58)
Net cash provided by (used for) operating activities	2,502		2,043		1,787
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(42)		(9,260)		(557)
Capital expenditures	(1,741)		(1,228)		(874)
Net (payments) receipts from settled swaps	—		—		8	(b)
Other investing activities, net	(12)		(5)		(6)
Net cash provided by (used for) investing activities	(1,795)		(10,493)		(1,429)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,742		3,093		5,201
Principal payments on debt and other long-term obligations	(105)		(119)		(96)
Purchases and redemptions of long-term debt	(2,346)		—		(4,045)
Borrowings under revolving credit facility	1,820		2,820		3,440
Payments under revolving credit facility	(1,725)		(1,840)		(4,565)
Payments for financing costs	(31)		(29)		(42)
Net proceeds from issuance of common stock	841		4,221		1,326
Net proceeds from issuance of preferred stock	—		1,608		—
Purchases of common stock	(34)		(23)		(25)
Dividends/distributions paid on common stock	(1,782)		(1,509)		(1,239)
Dividends paid on preferred stock	(113)		(30)		(44)
Net cash provided by (used for) financing activities	(733)		8,192		(89)
Net increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	(26)		(258)		269
Discontinued operations:
Net cash provided by (used for) investing activities	—		—		113	(b)
Net increase (decrease) in cash and cash equivalents - discontinued operations	—		—		113
Effect of exchange rate changes on cash	(1)		1		—
Cash, cash equivalents, and restricted cash at beginning of period(a)	440		697		315
Cash, cash equivalents, and restricted cash at end of period(a)	$413		$440		$697
________________

(a)
See "Recently Adopted Accounting Pronouncements" in note 2 to the financial statements for a discussion of recently adopted restricted cash guidance, which impacted certain presentations on the consolidated statement of cash flows.

(b)	In January 2016, the Company received a note receivable payment and settled a corresponding foreign currency swap related to its 2015 sale of CCAL.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares		($0.01 Par)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2015	334	$4	—	—	10	—	$—	$9,549	$(4)	$(2,458)	$7,091
Stock-based compensation related activity, net of forfeitures	—	—	—	—	—	—	—	86	—	—	86
Purchases and retirement of common stock	—	—	—	—	—	—	—	(25)	—	—	(25)
Net proceeds from issuance of Common Stock	15	—	—	—	—		—	1,326	—	—	1,326
Net proceeds from issuance of preferred stock	—	—	—	—	—		—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—	(2)	—	(2)
Recognition of excess tax benefit	—	—	—	—	—		—	2	—	—	2
Common stock dividends/distributions	—	—	—	—	—		—	—	—	(1,245)	(1,245)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(33)	(33)
Conversion of preferred stock to common stock (see note 11)	12	—	—	—	(10)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—		—	357	357
Balance, December 31, 2016	361	$4	—	—	—		$—	$10,938	$(6)	$(3,379)	$7,557

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)".

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	AOCI	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2016	361	$4	—	—	—	$—	$10,938	$(6)	$(3,379)	$7,557
Stock-based compensation related activity, net of forfeitures	1	—	—	—	—	—	100	—	—	100
Purchases and retirement of common stock	—	—	—	—	—	—	(23)	—	—	(23)
Net proceeds from issuance of common stock	44	—	—	—	—	—	4,221	—	—	4,221
Net proceeds from issuance of preferred stock	—	—	2	—	—	—	1,608	—	—	1,608
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	2	—	2
Common stock dividends/distributions	—	—	—	—	—	—	—	—	(1,513)	(1,513)
Preferred stock dividends	—	—	—	—	—	—	—	—	(58)	(58)
Net income (loss)	—	—	—	—	—	—	—	—	445	445
Balance, December 31, 2017	406	$4	2	—	—	$—	$16,844	$(4)	$(4,505)	$12,339

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock		4.50% Mandatory Convertible Preferred Stock
	Shares	($0.01 Par)	Shares	($0.01 Par)	Shares		($0.01 Par)	Additional Paid-In Capital	AOCI	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017	406	$4	2	—	—		$—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	—	—	—	116	—	—	116
Purchases and retirement of common stock	—	—	—	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuances of common stock (see note 11)	8	—	—	—	—		—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—		—	—	—	(1,785)	(1,785)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(113)	(113)
Net income (loss)	—	—	—	—	—	—	—	—	—	671	671
Balance, December 31, 2018	415	$4	2	—	—		$—	$17,767	$(5)	$(5,732)	$12,034

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1.	Basis of Presentation
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
53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint, and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. Additional information concerning these towers is as follows:

◦
22% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if exercised, would be due between 2032 and 2048.

◦
16% of the Company's towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases, or other agreements with Sprint. The Company has the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

◦
15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if exercised would be due between 2035 and 2049. In addition, through the acquisition of the rights to approximately 7,100 towers ("T-Mobile Acquisition"), there are another 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if exercised, would be due prior to 2032 (less than $10 million would be due before 2025).

As part of the Company's effort to provide comprehensive communications infrastructure solutions, the Company also offers certain services primarily relating to the Company's towers and small cells, predominately consisting of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). The vast majority of the Company's services relate to its Towers segment.
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
(Tabular dollars in millions, except per share amounts)

The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

2.	Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2018.
Restricted Cash
Restricted cash represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit, as well as (3) any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, or (6) a portion of advance rents from tenants. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. See note 16 for a reconciliation of cash, cash equivalents and restricted cash.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for doubtful accounts are charged either to "site rental costs of operations" or to "services and other costs of operations," as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
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
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, and improvements are capitalized, while maintenance and repairs are expensed. Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2018, 2017, and 2016, the Company had $212 million, $92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

million, and $86 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $22 million, $14 million, and $27 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Asset Retirement Obligations
Pursuant to its ground lease, easement and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space upon which certain of the Company's communications infrastructure resides. Asset retirement obligations are included in "other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2018, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "site rental contracts and tenant relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and tenant relationships, (2) below-market leases for land interest under the acquired communications infrastructure, or (3) other contractual rights such as trademarks. The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and site rental leases. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the communications infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related communications infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
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
Revenue Recognition
The Company generates site rental revenues from its core business by providing tenants with access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the contract term represents the Company’s sole performance obligation under its site rental contracts.
Site rental revenues. Site rental revenues from the Company's contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years related to the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $92 million and $86 million included in "other current assets" and non-current amounts of $1.4 billion and $1.3 billion included in "deferred site rental receivables" for the years ended December 31, 2018 and 2017, respectively. Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" and "other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "receivables, net" on the Company's consolidated balance sheet.
Services and other revenues. As part of the Company’s effort to provide comprehensive communications infrastructure solutions, the Company offers certain services, primarily relating to its towers and small cells, predominately consisting of (1) site development services and (2) installation services. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of the above performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The Company has one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation.
Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "receivables, net" on the Company’s consolidated balance sheet. The vast majority of the Company’s services relates to the Company’s Towers segment, and generally have a duration of one year or less.
Additional information on revenues. As of January 1, 2018 and December 31, 2018, $2.1 billion and $2.3 billion of unrecognized revenue, respectively, was reported in "deferred revenues" and "other non-current liabilities" on our consolidated balance sheet. During the year ended December 31, 2018, approximately $400 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
See also "Recently Adopted Accounting Pronouncements" below for further discussion.
Costs of Operations
Approximately half of the Company's site rental costs of operations expenses consist of Towers ground lease expenses, and the remainder includes fiber access expenses, property taxes, repairs and maintenance expenses, employee compensation or related benefit costs, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Fiber access expenses primarily consist of leases of fiber assets and other access agreements to facilitate the Company's communications infrastructure.
Ground lease and fiber access expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber access agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing renewal options, the Company has straight-lined the expense over a sufficient portion of such renewals to coincide with the final termination of the tenant's renewal options. The Company's non-current liability related to straight-line expense is included in "other long-term liabilities" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet.
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs.
Acquisition and Integration Costs
Direct or incremental costs related to a business combination transaction are expensed as incurred. Such costs are predominately comprised of severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, fees paid for services (such as consulting, accounting, legal, or engineering reviews), and any other costs directly associated with the transaction. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). For those transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. See note 3 for a discussion of the Company's recent acquisitions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

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

	Years Ended December 31,
	2018	2017	2016
Interest expense on debt obligations	$635	$582	$501
Amortization of deferred financing costs and adjustments on long-term debt, net	21	19	19
Capitalized interest	(15)	(12)	(7)
Other	1	2	2
Total	$642	$591	$515
The Company amortizes deferred financing costs, discounts, premiums, and purchase price adjustments on long-term debt over the estimated term of the related borrowing using the effective interest yield method. Deferred financing costs, discounts or purchase price adjustments are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
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
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. For its REIT conversion and certain subsequent acquisitions into the REIT, the Company will be subject to a federal corporate level tax rate (currently 21%) on any gain recognized from the sale of assets occurring within a specified period (generally 5 years) after the transfer date up to the amount of the built in gain that existed on the transfer date, which is based upon the fair market value of those assets in excess of the Company's tax basis on the transfer date.  This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2018 and 2017, the Company has not recorded any material penalties related to its income tax positions.
See note 10.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2018 and 2017 diluted net income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of RSUs as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as determined under the if-converted method. For the year ended December 31, 2016, diluted income (loss) attributable to CCIC common stockholders, per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of RSUs as determined under the treasury stock method and (2) conversion of the Company's then outstanding 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Convertible Preferred Stock"), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to CCIC stockholders	$671	$445	$357
Dividends on preferred stock	(113)	(58)	(33)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$558	$387	$324

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	413	382	340
Effect of assumed dilution from potential issuance of common shares relating to RSUs	2	1	1
Diluted weighted-average number of common shares outstanding	415	383	341

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$1.35	$1.01	$0.95
Diluted	$1.34	$1.01	$0.95

Dividends/distributions declared per share of common stock	$4.28	$3.90	$3.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

For each of the years ended December 31, 2018 and 2017, 15 million common share equivalents related to the 6.875% Convertible Preferred Stock were excluded from the dilutive common shares because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of each respective year. See notes 11 and 12.
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
Given the nature of the Company’s contracts with tenants, the Company’s pattern of revenue recognition was not impacted by the adoption of the revenue recognition standard. The Company adopted the revenue recognition standard under the modified retrospective method, and the Company's adoption of the revenue recognition standard did not result in any adjustment to the balance of dividends/distributions in excess of earnings as of January 1, 2018.
See "Revenue Recognition" above and note 4 for further discussion regarding the Company’s revenues.
In November 2016, the FASB issued new guidance which requires an entity's statement of cash flows to explain the change in restricted cash and restricted cash equivalents in addition to the change in cash and cash equivalents. This new guidance also requires an entity that includes cash, cash equivalents, restricted cash and restricted cash equivalents on multiple lines on its balance sheet to present a reconciliation of those line items between its statement of cash flows and its balance sheet. The Company adopted this guidance retrospectively, on January 1, 2018, and the impact of the new guidance is limited to certain changes in presentation on the consolidated statement of cash flows and certain disclosures. See note 16.
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

This guidance was effective for, and adopted by, the Company as of January 1, 2019, and was required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allowed the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods.
The Company adopted the new guidance using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new guidance did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The Company elected the package of practical expedients upon adoption and thus did not reassess the classification or lease term of leases existing prior to January 1, 2019.
When its first quarter 2019 results are reported, the Company expects that (1) the vast majority of its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will result in a lease liability as of March 31, 2019 ranging between $5 billion and $7 billion (which primarily consist of ground leases under the Company's towers and fiber-related leases) and a corresponding right-of-use asset; and (3) there will not be a material impact to its consolidated statement of operations and consolidated statement of cash flows. The Company is in the process of updating certain of its existing information technology systems for both the Towers and Fiber segments to integrate the new lease guidance requirements.

3.	Acquisitions
2016 TDC Acquisition
In April 2016, the Company acquired Tower Development Corporation ("TDC"), a portfolio of approximately 330 towers, for approximately $461 million in cash ("TDC Acquisition"). The Company financed the acquisition with cash on hand, cash from borrowings under the Company's senior unsecured revolving credit facility ("2016 Revolver"), and cash from equity issuances under the 2015 ATM Program (see note 11). The final purchase price allocation was primarily comprised of tenant relationships of approximately $140 million, property and equipment of approximately $107 million, and goodwill of approximately $211 million.
2017 FiberNet Acquisition
On November 1, 2016, the Company announced that it had entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that, as of the agreement date, owned or had rights to approximately 11,500 route miles of fiber installed or under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed the FiberNet Acquisition, which was financed using proceeds from its November 2016 Common Stock Offering (as defined in note 11) and borrowings under the 2016 Revolver (see note 8).
The final purchase price allocation for the FiberNet Acquisition is shown below.

Final Purchase Price Allocation
Current assets	$52
Property and equipment	438
Goodwill(a)	778
Other intangible assets, net(b)	327
Other non-current assets	2
Current liabilities	(41)
Other non-current liabilities	(35)
Net assets acquired(c)	$1,521

(a)	The final purchase price allocation for the FiberNet Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the FiberNet fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the FiberNet fiber to the Company's existing fiber assets and its location in top metro markets where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and tenant relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

(c)	The vast majority of the assets have been included in the Company's REIT. As such, no deferred taxes were recorded in connection with the FiberNet Acquisition.
2017 Wilcon Acquisition
On April 17, 2017, the Company announced that it had entered into a definitive agreement to acquire Wilcon Holdings LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. On June 26, 2017, the Company closed the Wilcon Acquisition, which was financed using proceeds from the May 2017 Common Stock Offering (as defined in note 11) and the 4.750% Senior Notes (as defined in note 8) offering.
The final purchase price of approximately $600 million was primarily comprised of other intangible assets (predominantly comprised of site rental contracts and tenant relationships) of approximately $140 million, property and equipment of approximately $150 million, goodwill of approximately $360 million, offset by deferred revenues of approximately $40 million.
The final purchase price allocation for the Wilcon Acquisition resulted in the recognition of goodwill based on (1) the Company's expectation to leverage the Wilcon fiber footprint to support new small cells and fiber solutions, (2) the complementary nature of the Wilcon fiber to the Company's existing fiber assets and its location primarily in Los Angeles and San Diego, where the Company expects to see wireless carrier network investments, (3) the Company's belief that the acquired fiber assets are well positioned to benefit from the continued growth trends in the demand for data, and (4) other intangibles not qualified for separate recognition, including the assembled workforce.
2017 Lightower Acquisition
On July 18, 2017, the Company announced that it had entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash, subject to certain limited adjustments ("Lightower Acquisition"). Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, the Company closed the Lightower Acquisition, which was financed using (1) cash on hand, including proceeds from the July 2017 Equity Offerings (as defined in note 11) and the August 2017 Senior Notes (as defined in note 8) offering, and (2) borrowings under the 2016 Revolver.
The final purchase price allocation for the Lightower Acquisition is shown below.

Final Purchase Price Allocation
Current assets	$99
Property and equipment	2,194
Goodwill(a)	3,171
Other intangible assets, net(b)	2,177
Other non-current assets	27
Current liabilities	(176)
Other non-current liabilities	(342)
Net assets acquired(c)	$7,150

(a)	The final purchase price allocation for the Lightower Acquisition resulted in the recognition of goodwill based on:

•	the Company's expectation to leverage the Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce.

(b)	Predominantly comprised of site rental contracts and tenant relationships.

(c)	The vast majority of the assets have been included in the Company's REIT. As such, no deferred taxes were recorded in connection with the Lightower Acquisition.
Actual and Pro Forma Financial Information
Net revenues and net income (loss) attributable to acquisitions completed during the year ended December 31, 2017 are included in the Company's consolidated statements of operations and comprehensive income (loss), since the respective date each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

acquisition was completed. For the year ended December 31, 2017, the FiberNet Acquisition, Wilcon Acquisition and Lightower Acquisition (collectively, "2017 Acquisitions") resulted in an increase to consolidated net revenues of $314 million.
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

	Twelve Months Ended December 31,
	2017		2016
Net revenues	$5,050		$4,865
Income (loss) before income taxes	$541	(b)(c)	$367	(b)(c)(d)
Benefit (provision) for income taxes	$(29)	(a)	$(21)	(a)
Net income (loss)	$512	(b)(c)	$346	(b)(c)(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.89	(c)(e)	$0.51	(c)(e)
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.88	(c)(e)	$0.51	(c)(e)

(a)
For the years ended December 31, 2017 and 2016, amounts are inclusive of pro forma adjustments to the benefit (provision) for income tax as a result of the Company's REIT status. The vast majority of the assets and related income from the FiberNet Acquisition, the Wilcon Acquisition, and the Lightower Acquisition are included in the Company's REIT. The remaining assets are included in the Company's TRS. For purposes of the unaudited pro forma financial results, an adjustment has been made to reflect the additional tax impact of the income related to the TRS assets.

(b)
For the years ended December 31, 2017 and 2016, amounts are inclusive of pro forma adjustments to depreciation and amortization of $247 million and $316 million, respectively, related to property and equipment and intangibles recorded as a result of the 2017 Acquisitions.

(c)
Pro forma amounts include the impact of the interest expense and common stock share issuances associated with the related debt and equity financings for the 2017 Acquisitions (see above and notes 8 and 11).

(d)	Amounts are inclusive of a total of $120 million of Lightower stock-based compensation expense and acquisition and integration costs.

(e)
Pro forma amounts include the impact of the preferred stock dividends related to the Mandatory Convertible Preferred Stock Offering (as defined in note 11) for the Lightower Acquisition (see above and note 11).

4.	Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to site rental contracts in effect as of December 31, 2018. As of December 31, 2018, the weighted-average remaining term of tenant contracts is approximately five years, exclusive of renewals at the tenant's option.

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contracted amounts	$3,968	$3,761	$3,552	$3,317	$2,587	$6,229	$23,414

5.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	As of December 31,
		2018	2017
Land(a)	—	$1,981	$1,859
Buildings	40 years	134	119
Communications infrastructure assets	1-20 years	18,709	17,184
Information technology assets and other	2-7 years	443	372
Construction in process	—	975	899
Total gross property and equipment		22,242	20,433
Less: accumulated depreciation		(8,566)	(7,500)
Total property and equipment, net		$13,676	$12,933

(a)	Includes land owned in fee and perpetual easements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.1 billion, $915 million and $833 million, respectively. Capital leases and associated leasehold improvements related to gross property and equipment, and accumulated depreciation was $4.4 billion and $1.9 billion, respectively, as of December 31, 2018. See notes 1 and 2, including discussion of the Company's prepaid master lease agreements.

6.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2018 and December 31, 2017 were as follows:

Balance as of December 31, 2016	$5,758
Additions due to FiberNet Acquisition(a)	778
Additions due to Wilcon Acquisition(a)	358
Additions due to Lightower Acquisition(a)	3,115
Adjustments due to other acquisitions, purchase price allocations and other, net	12
Balance as of December 31, 2017	$10,021
Adjustments due to other acquisitions, purchase price allocations and other, net	57
Balance as of December 31, 2018	$10,078

(a)	The final purchase price allocations for the FiberNet Acquisition, Wilcon Acquisition and Lightower Acquisition resulted in the recognition of goodwill in the Fiber segment based on:

•	the Company's expectation to leverage the FiberNet, Wilcon and Lightower fiber footprint to support new small cells and fiber solutions,

•	the complementary nature of the FiberNet, Wilcon and Lightower fiber to the Company's existing fiber assets and its location where the Company expects to see wireless carrier network investments,

•	the Company's belief that the acquired fiber assets are well-positioned to benefit from the continued growth trends in the demand for data, and

•	other intangibles not qualified for separate recognition, including the assembled workforce. See note 3.

Intangibles
The following is a summary of the Company's intangible assets. See note 3 for further discussion of the Company's acquisitions.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value(a)	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,787	$(2,578)	$5,209	$7,782	$(2,156)	$5,626
Other intangible assets	494	(187)	307	504	(168)	336
Total	$8,281	$(2,765)	$5,516	$8,286	$(2,324)	$5,962

(a)
During the year ended December 31, 2018, intangible assets additions (primarily site rental contracts and tenant relationships) from acquisitions had a weighted average amortization period of approximately 20 years.

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2018	2017	2016
Depreciation, amortization and accretion	$428	$314	$265
Site rental costs of operations	17	18	19
Total amortization expense	$445	$332	$284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$445	$444	$444	$443	$443

7.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2018	2017
Deferred rental revenues	$1,267	$1,077
Deferred ground lease payable	603	560
Above market leases for land interests, net	181	202
Deferred credits, net	499	532
Asset retirement obligation	192	174
Deferred income tax liabilities	7	5
Other long-term liabilities	10	4
Total	$2,759	$2,554
Pursuant to its ground lease, easement and leased facility agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space upon which its communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $14 million, $13 million and $11 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, liabilities for retirement obligations were $192 million and $174 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.1 billion. See note 2.
For the years ended December 31, 2018, 2017 and 2016, the Company recorded $18 million, $19 million and $21 million, respectively, as a decrease to "site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. The estimated amortization expense related to above-market leases for land interests under the Company's towers recorded to site rental costs of operations for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Above-market leases for land interests	$17	$16	$15	$14	$13
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $69 million, $37 million and $34 million, respectively, in "site rental revenues" related to the amortization of below market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2019 to 2023 are as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Below-market tenant leases	$62	$55	$52	$47	$43
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $157 million and $141 million, respectively, as of December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

8.	Debt and Other Obligations
See note 18 for a discussion of the Company's issuance of the February 2019 Senior Notes (as defined in note 18) and the application of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of December 31, 2018.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
				2018		2017	2018	(a)
Tower Revenue Notes, Series 2010-3	Jan. 2010	Jan. 2040	(b)(c)	—		1,246	N/A
Tower Revenue Notes, Series 2010-6	Aug. 2010	Aug. 2040	(b)(c)	—		995	N/A
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(b)(c)	298		297	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(b)(c)	693		692	3.7%
Tower Revenue Notes, Series 2018-1	July 2018	July 2043	(b)(c)	247		—	3.7%
Tower Revenue Notes, Series 2018-2	July 2018	July 2048	(b)(c)	742		—	4.2%
3.849% Secured Notes	Dec. 2012	Apr. 2023		994		993	3.9%
Secured Notes, Series 2009-1, Class A-1	Jul. 2009	Aug. 2019	(d)	12		32	6.3%
Secured Notes, Series 2009-1, Class A-2	Jul. 2009	Aug. 2029	(d)	70		70	9.0%
Capital leases and other obligations	Various	Various	(e)	227		227	Various
Total secured debt				$3,283		$4,552
2016 Revolver	Jan. 2016	June 2023		1,075	(f)	980	3.8%	(g)
2016 Term Loan A	Jan. 2016	June 2023		2,354		2,397	3.8%	(g)
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,641		1,639	5.3%
4.875% Senior Notes	Apr. 2014	Apr. 2022		844		842	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		892		891	4.5%
3.700% Senior Notes	May 2016	June 2026		744		743	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		697		695	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		494		494	4.0%
4.750% Senior Notes	May 2017	May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		743		742	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		992		991	3.7%
3.150% Senior Notes	Jan. 2018	July 2023		742		—	3.2%
3.800% Senior Notes	Jan. 2018	Feb. 2028		988		—	3.8%
Total unsecured debt				$13,399		$11,607
Total debt and other obligations				16,682		16,159
Less: current maturities and short-term debt and other current obligations				107		115
Non-current portion of long-term debt and other long-term obligations				$16,575		$16,044

(a)	Represents the weighted-average stated interest rate.

(b)
The Tower Revenue Notes, Series 2010-3 ("January 2010 Tower Revenue Notes"), Tower Revenue Notes, Series 2010-6 ("August 2010 Tower Revenue Notes"), Tower Revenue Notes, Series 2015-1 and 2015-2 ("May 2015 Tower Revenue Notes") and Tower Revenue Notes, Series 2018-1 and 2018-2 ("July 2018 Tower Revenue Notes") are collectively referred to herein as "Tower Revenue Notes."

(c)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2018, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(d)	The Secured Notes, Series 2009-1, Class A-1 and Secured Notes, Series 2009-1, Class A-2 are collectively referred to herein as "2009 Securitized Notes."

(e)
The Company's capital leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(f)	As of December 31, 2018, the undrawn availability under the 2016 Revolver was $3.2 billion. See note 18.

(g)
The 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A") bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.000% to 1.750%, based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.125% to 0.350%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

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
In August 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) increase the commitments under the 2016 Revolver by $1.0 billion, for total commitments of $3.5 billion and (2) extend the maturity of the Credit Facility to August 2022.
In June 2018, the Company entered into an amendment to the 2016 Credit Facility to (1) increase the commitments under the 2016 Revolver by $750 million for total commitments of $4.25 billion and (2) extend the maturity of the 2016 Credit Facility from August 2022 to June 2023.
Securitized Debt
The Tower Revenue Notes and the 2009 Securitized Notes (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCIC. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The May 2015 Tower Revenue Notes and July 2018 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.
The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes not previously purchased. In April 2014, the Company utilized a portion of the net proceeds from the 4.875% Senior Notes (as defined below) offering to repay $300 million of the January 2010 Tower Revenue Notes which had an anticipated repayment date of January 2015.
The net proceeds of the May 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of CCAL, were primarily used to (1) repay $250 million aggregate principal amount of August 2010 Tower Revenue Notes which had an anticipated repayment date of August 2015, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2018, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.0 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
The Company may repay the May 2015 Tower Revenue Notes or the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the applicable issuance date and the July 2018 Tower Revenue Notes from the date of issuance, provided in each case that such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.
Bonds—Senior Notes
In January 2018, the Company issued $750 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 and $1.0 billion aggregate principal amount of 3.800% senior unsecured notes due February 2028 (collectively, "January 2018 Senior Notes"). The Company used the net proceeds of the January 2018 Senior Notes offering to repay (1) in full the January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.
In February 2017, the Company issued $500 million aggregate principal amount of 4.000% senior unsecured notes due March 2027 ("4.000% Senior Notes"). The Company used the net proceeds from the 4.000% Senior Notes offering to repay a portion of the outstanding borrowings under the 2016 Revolver.
In May 2017, the Company issued $350 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.750% Senior Notes"). The Company used the net proceeds from the 4.750% Senior Notes offering to partially fund the Wilcon Acquisition and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In August 2017, the Company issued $1.75 billion aggregate principal amount of senior unsecured notes ("August 2017 Senior Notes"), which consisted of (1) $750 million aggregate principal amount of 3.200% senior unsecured notes due September 2024 ("3.200% Senior Notes") and (2) $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due September 2027 ("3.650% Senior Notes"). The Company used the net proceeds from the August 2017 Senior Notes offering to partially fund the Lightower Acquisition and pay related fees and expenses.
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("February 2016 Senior Notes"), which consisted of (1) $600 million aggregate principal amount of 3.400% senior notes due February 2021 ("3.400% Senior Notes") and (2) $900 million aggregate principal amount of 4.450% senior unsecured notes due February 2026 ("4.450% Senior Notes"). The Company used the net proceeds from the February 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the then outstanding 364-Day Facility and (2) repay $500 million of outstanding borrowings under the 2016 Revolver.
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consisted of (1) $250 million aggregate principal amount of additional 3.400% Senior Notes pursuant to the same indenture as the 3.400% Senior Notes issued in the February 2016 Senior Notes offering and (2) $750 million aggregate principal amount of 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"). The Company used the net proceeds from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

the May 2016 Senior Notes offering to repay in full the Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In September 2016, the Company issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("2.250% Senior Notes") due September 2021. The Company used the net proceeds from the 2.250% Senior Notes offering to (1) repay $500 million aggregate principal amount of 2.381% secured notes due 2017 ("2.381% Secured Notes") issued by certain of its subsidiaries and (2) repay a portion of the outstanding borrowings under the 2016 Revolver.
In April 2014, the Company issued $850 million aggregate principal amount of 4.875% senior unsecured notes due April 2022 ("4.875% Senior Notes"). The net proceeds from the offering were approximately $839 million, after the deduction of associated fees. The Company utilized the net proceeds from the 4.875% Senior Notes offering (1) to repay $300 million of the January 2010 Tower Revenue Notes with an anticipated repayment date of January 2015 and (2) to redeem all of the then outstanding 7.125% senior unsecured notes due 2019.
In October 2012, the Company issued $1.65 billion aggregate principal amount of 5.250% senior unsecured notes due 2023 ("5.250% Senior Notes"). The Company used the net proceeds from the 5.250% Senior Notes offering to partially fund the T-Mobile Acquisition.
Each of the February 2016 Senior Notes, May 2016 Senior Notes, 2.250% Senior Notes, 4.875% Senior Notes, 5.250% Senior Notes, 4.000% Senior Notes, 4.750% Senior Notes, August 2017 Senior Notes and January 2018 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
CCIC may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any, to the date of redemption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2018. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$107	$142	$1,702	$1,087	$6,363	$7,390	$16,791	$(109)	$16,682
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2018, 2017 and 2016.

	Year Ending December 31, 2018
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Tower Revenue Notes, Series 2010-3	$1,250	$1,318	$(71)
2016 Term Loan A	—	—	(3)
Tower Revenues Notes, Series 2010-6	1,000	1,028	(32)
Total	$2,250	$2,346	$(106)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write off of the respective deferred financing costs.

	Year Ending December 31, 2017
	Principal Amount	Cash Paid	Gains (losses)(a)
2016 Term Loan A	$—	$—	$(4)
Total	$—	$—	$(4)

(a)	The losses related to write off of deferred financing costs.

	Year Ending December 31, 2016
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Revolving Credit Facility under 2012 Credit Facility	$—	$—	$(2)
Tranche A Term Loans under 2012 Credit Facility	629	629	(2)
Tranche B Term Loans under 2012 Credit Facility	2,247	2,247	(27)
Tower Revenue Notes, Series 2010-2	350	353	(3)
Tower Revenue Notes, Series 2010-5	300	307	(8)
2.381% Secured Notes	500	509	(10)
Total	$4,026	$4,045	$(52)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write off of the respective deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

9.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$277	$277	$314	$314
Restricted cash	1	136	136	126	126
Liabilities:
Debt and other obligations	2	$16,682	$16,562	$16,159	$16,644

10.	Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is as follows:

	Years Ended December 31,
	2018	2017	2016
Domestic	$667	$451	$349
Foreign(a)	23	20	25
Total	$690	$471	$374

(a)	Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(5)	$(3)	$—
Foreign	(7)	(6)	(7)
State	(5)	(2)	(1)
Total current	(17)	(11)	(8)
Deferred:
Federal	—	(18)	(8)
Foreign	(2)	3	(1)
Total deferred	(2)	(15)	(9)
Total tax benefit (provision)	$(19)	$(26)	$(17)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2018	2017	2016
Benefit (provision) for income taxes at statutory rate	$(145)	$(165)	$(131)
Tax effect of foreign income (losses)	1	—	1
Tax adjustment related to REIT operations	138	159	121
State tax (provision) benefit, net of federal	(4)	(2)	(1)
Foreign tax	(9)	(3)	(7)
Effects of tax law change(a)	—	(15)	—
Total	$(19)	$(26)	$(17)

(a)
Pursuant to the Tax Cuts and Jobs Act, which was signed into law in December 2017, the Company was required to write down its net federal deferred tax asset in the amount of $17 million as a result of the reduction in the federal corporate tax rate offset by a benefit of $2 million related to the refund of the Company's alternative minimum tax credit carryforward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred income tax liabilities:
Property and equipment	$5	$5
Deferred site rental receivable	7	7
Total deferred income tax liabilities	12	12
Deferred income tax assets:
Intangible assets	4	5
Net operating loss carryforwards(a)	18	21
Deferred ground lease payable	2	2
Accrued liabilities	5	5
Other	3	1
Valuation allowances	(1)	(1)
Total deferred income tax assets, net	31	33
Net deferred income tax asset (liabilities)	$19	$21

(a)
Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.

The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2018			December 31, 2017
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$25	$—	$25	$25	$—	$25
State	1	—	1	1	—	1
Foreign	(6)	(1)	(7)	(4)	(1)	(5)
Total	$20	$(1)	$19	$22	$(1)	$21
At December 31, 2018, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $50 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs expire starting in 2019 and ending in 2036, and the foreign NOLs expire starting in 2022 and ending in 2037. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2018, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination. The Australian Taxation Office is conducting an audit of the tax consequences for Australian tax purposes of the Company's sale of CCAL. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions. The Company has no uncertain tax positions as of December 31, 2018. Additionally, the Company does not believe assessments, if any, arising from current or future examination or audits will have a material effect on the Company's financial statements.
As of December 31, 2018, the Company's deferred tax assets are included in "long-term prepaid rent and other assets, net" and the Company's deferred tax liabilities are included in "other long-term liabilities" on the Company's consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

11.	Equity
2015 "At-the-Market" Stock Offering Program
The Company previously maintained an "at-the-market" stock offering program through which it had the right to issue and sell shares of its common stock having an aggregate gross sales price of up to $500 million to or through sales agents ("2015 ATM Program"). The Company sold shares of its common stock under the 2015 ATM Program generating aggregate gross proceeds of approximately $350 million. The Company terminated the 2015 ATM Program in March 2018 with shares of its common stock having an aggregate offering price of approximately $150 million remaining unsold.
2018 "At-The-Market" Stock Offering Program
In April 2018, the Company established a new "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which (1) may include the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. As of December 31, 2018, the Company had $750 million of gross sales of common stock availability remaining under the 2018 ATM Program.
May 2017 Common Stock Offering
On May 1, 2017, the Company completed an offering of 4.75 million shares of its common stock, which generated net proceeds of approximately $442 million ("May 2017 Common Stock Offering"). The Company used the net proceeds of the May 2017 Common Stock Offering to partially fund the Wilcon Acquisition.
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
Unless converted earlier, each outstanding share of the 6.875% Convertible Preferred Stock will automatically convert into shares of the Company's common stock on August 1, 2020 into between 8.7260 and 10.4712 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7260, subject to certain anti-dilution adjustments.
The July 2017 Common Stock Offering and Mandatory Convertible Preferred Stock Offering are collectively referred to herein as "July 2017 Equity Offerings."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

March 2018 Common Stock Offering
In March 2018, the Company completed an offering of 8 million shares of its common stock, which generated net proceeds of $841 million ("March 2018 Equity Financing"). The Company used the net proceeds from the March 2018 Equity Financing for general corporate purposes, including repayment of outstanding indebtedness.
Declaration and Payment of Dividends
During the year ended December 31, 2018, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 21, 2018	March 16, 2018	March 30, 2018	$1.05	$439	(a)
Common Stock	May 17, 2018	June 15, 2018	June 29, 2018	$1.05	$438	(a)
Common Stock	August 2, 2018	September 14, 2018	September 28, 2018	$1.05	$438	(a)
Common Stock	October 15, 2018	December 14, 2018	December 31, 2018	$1.125	$467	(a)
6.875% Convertible Preferred Stock	December 15, 2017	January 15, 2018	February 1, 2018	$17.1875	$28
6.875% Convertible Preferred Stock	March 19, 2018	April 15, 2018	May 1, 2018	$17.1875	$28
6.875% Convertible Preferred Stock	June 22, 2018	July 15, 2018	August 1, 2018	$17.1875	$28
6.875% Convertible Preferred Stock	September 19, 2018	October 15, 2018	November 1, 2018	$17.1875	$28
6.875% Convertible Preferred Stock	December 11, 2018	January 15, 2019	February 1, 2019	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See note 18 for further discussion of common stock dividends.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2018 on the Company's common stock and 6.875% Convertible Preferred Stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 30, 2018	$1.05	$0.689	$0.005	$0.684	$0.361
Common Stock	June 29, 2018	$1.05	$0.689	$0.005	$0.684	$0.361
Common Stock	September 28, 2018	$1.05	$0.689	$0.005	$0.684	$0.361
Common Stock	December 31, 2018	$1.125	$0.738	$0.005	$0.733	$0.387
6.875% Convertible Preferred Stock	February 1, 2018	$17.1875	$17.1875	$0.1269	$17.0606	$—
6.875% Convertible Preferred Stock	May 1, 2018	$17.1875	$17.1875	$0.1269	$17.0606	$—
6.875% Convertible Preferred Stock	August 1, 2018	$17.1875	$17.1875	$0.1269	$17.0606	$—
6.875% Convertible Preferred Stock	November 1, 2018	$17.1875	$17.1875	$0.1269	$17.0606	$—

(a)	Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During each of the years ended December 31, 2018, 2017 and 2016, the Company purchased 0.3 million shares of common stock utilizing $34 million, $23 million and $25 million in cash, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Stock-based Compensation
Stock Compensation Plans
Pursuant to a stockholder approved plan, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2018, the Company has 10 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 3 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.
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
The following is a summary of the RSU activity during the year ended December 31, 2018.

RSUs
(In millions)
Outstanding at the beginning of year	3
Granted	1
Vested	(1)
Forfeited	—
Outstanding at end of year	3
The Company granted approximately 1 million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2018, 2017 and 2016. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2018, 2017 and 2016 was $91.52, $73.52 and $68.53 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2018 was approximately 2.4 years.
The approximately 1 million RSUs granted during the year ended December 31, 2018, were comprised of (1) approximately 0.8 million RSUs that time vest over a three-year period and (2) approximately 0.4 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon (1) the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (2) the Company's total shareholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2018, 2017 and 2016, respectively, with market conditions.

	Years Ended December 31,
	2018	2017	2016
Risk-free rate	2.4%	1.5%	0.9%
Expected volatility	18%	18%	19%
Expected dividend rate	3.8%	4.4%	4.2%
The Company recognized aggregate stock-based compensation expense related to RSUs of $90 million, $89 million and $76 million for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2018 is $82 million and is estimated to be recognized over a weighted-average period of less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The following table is a summary of the awards vested during the years ended December 31, 2018, 2017 and 2016.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2018	1.0	$107
2017	0.7	67
2016	0.8	71
Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense:
Site rental costs of operations	$17	$15	$14
Services and other costs of operations	8	5	8
Selling, general and administrative expenses	83	76	75
Total stock-based compensation	$108	$96	$97

13.	Commitments and Contingencies
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

14.	Operating Leases
Tenant Leases
See note 4 for further information regarding the contractual amounts (including tenant leases) owed to the Company pursuant to agreements in effect as of December 31, 2018.
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2018. The Company is obligated under non-cancelable operating leases for land interests under 74% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the communications infrastructure located on the leased land interest. Approximately 90% of our Towers site rental gross margin and more than 75% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than 10 and 20 years, respectively. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$640	$631	$628	$623	$619	$8,054	$11,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Rental expense from operating leases was $751 million, $710 million, and $678 million, respectively, for the years ended December 31, 2018, 2017, and 2016. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the communications infrastructure located on the leased land interests of $108 million, $100 million, and $97 million, respectively, for the years ended December 31, 2018, 2017, and 2016.
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 for further discussion.

15.	Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's operating segments consists of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 65,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed through out the U.S.

The measurement of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment's performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2018
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,116	$1,600		$4,716
Segment services and other revenues	691	16		707
Segment revenues	3,807	1,616		5,423
Segment site rental cost of operations	848	525		1,373
Segment services and other cost of operations	418	11		429
Segment cost of operations(a)(b)	1,266	536		1,802
Segment site rental gross margin	2,268	1,075		3,343
Segment services and other gross margin	273	5		278
Segment selling, general and administrative expenses(b)	110	179		289
Segment operating profit (loss)	2,431	901		3,332
Other selling, general and administrative expenses(b)			$191	191
Stock-based compensation expense			108	108
Depreciation, amortization and accretion			1,528	1,528
Interest expense and amortization of deferred financing costs			642	642
Other (income) expenses to reconcile to income (loss) before income taxes(c)			173	173
Income (loss) before income taxes				$690
Capital expenditures	$442	$1,264	$35	$1,741
Total assets (at year end)	$17,667	$14,512	$606	$32,785
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078

(a)	Exclusive of depreciation, amortization and accretion shown separately

(b)
Segment cost of operations for the year ended December 31, 2018 excludes (1) stock-based compensation expense of $25 million and (2) prepaid lease purchase price adjustments of $20 million For the year ended December 31, 2018, Segment selling, general and administrative expenses exclude stock-based compensation expense of $83 million.

(c)	See consolidated statement of operations for further information.

	Year Ended December 31, 2017
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,900	$769		$3,669
Segment services and other revenues	637	50		687
Segment revenues	3,537	819		4,356
Segment site rental cost of operations	845	264		1,109
Segment services and other cost of operations	374	41		415
Segment cost of operations(a)(b)	1,219	305		1,524
Segment site rental gross margin	2,055	505		2,560
Segment services and other gross margin	263	9		272
Segment selling, general and administrative expenses(b)	94	89		183
Segment operating profit (loss)	2,224	425		2,649
Other selling, general and administrative expenses(b)			$167	167
Stock-based compensation expense			96	96
Depreciation, amortization and accretion			1,242	1,242
Interest expense and amortization of deferred financing costs			591	591
Other (income) expenses to reconcile to income (loss) before income taxes(c)			82	82
Income (loss) before income taxes				$471
Capital expenditures	$418	$782	$28	$1,228
Total assets (at year end)	$17,941	$13,669	$619	$32,229
Total goodwill (at year end)	$5,127	$4,894	$—	$10,021

(a)	Exclusive of depreciation, amortization and accretion shown separately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

(b)
Segment cost of operations for the year ended December 31, 2017 excludes (1) stock-based compensation expense of $20 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2017. Segment selling, general and administrative expenses exclude stock-based compensation expense of $76 million.

(c)	See consolidated statement of operations for further information.

	Year Ended December 31, 2016
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,831	$402		$3,233
Segment services and other revenues	604	84		688
Segment revenues	3,435	486		3,921
Segment site rental cost of operations	840	147		987
Segment services and other cost of operations	345	65		410
Segment cost of operations(a)(b)	1,185	212		1,397
Segment site rental gross margin	1,991	255		2,246
Segment services and other gross margin	259	19		278
Segment selling, general and administrative expenses(b)	93	60		153
Segment operating profit (loss)	2,157	214		2,371
Other selling, general and administrative expenses(b)			$143	143
Stock-based compensation expense			97	97
Depreciation, amortization and accretion			1,109	1,109
Interest expense and amortization of deferred financing costs			515	515
Other (income) expenses to reconcile to income (loss) before income taxes(c)			133	133
Income (loss) before income taxes				$374
Capital expenditures	$430	$409	$35	$874
Total assets (at year end)	$18,395	$3,441	$839	$22,675
Total goodwill (at year end)	$5,115	$643	$—	$5,758

(a)	Exclusive of depreciation, amortization and accretion shown separately

(b)
Segment cost of operations for the year ended December 31, 2016 excludes (1) stock-based compensation expense of $22 million and (2) prepaid lease purchase price adjustments of $22 million. For the year ended December 31, 2016, Segment selling, general and administrative expenses exclude stock-based compensation expense of $75 million for the year ended .

(c)	See consolidated statement of operations for further information.

Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2018	2017	2016
AT&T	20%	25%	27%
T-Mobile	20%	22%	23%
Verizon Wireless	20%	22%	22%
Sprint	15%	17%	16%
Total	75%	86%	88%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with AT&T, T-Mobile, Verizon Wireless and Sprint or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.

16.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$619	$547	$471
Income taxes paid	17	16	14
Supplemental disclosure of non-cash investing and financing activities:
Increase in accounts payable for purchases of property and equipment	29	2	18
Purchase of property and equipment under capital leases and installment land purchases	40	32	52
Increase in preferred stock dividends accrued but not paid (see note 11)	—	28	—
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$277	$314	$568
Restricted cash, current	131	121	125
Restricted cash reported within long-term prepaid rent and other assets, net	5	5	5
Cash, cash equivalents and restricted cash	$413	$440	$698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

17.	Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2018 and 2017 is as follows:

	Three Months Ended(a)
	March 31	June 30	September 30	December 31
2018:
Net revenues	$1,299	$1,330	$1,375	$1,419
Operating income (loss)	349	345	359	379
Gains (losses) on retirement of long-term obligations	(71)	(3)	(32)	—
Benefit (provision) for income taxes	(4)	(5)	(5)	(5)
Net income (loss) attributable to CCIC stockholders	86	152	136	185
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.21	$0.37	$0.33	$0.45
Diluted	$0.21	$0.36	$0.33	$0.44
	Three Months Ended(a)
	March 31	June 30	September 30	December 31
2017:
Net revenues	$1,016	$1,038	$1,063	$1,238
Operating income (loss)	257	259	261	267
Gains (losses) on retirement of long-term obligations	(4)	—	—	—
Benefit (provision) for income taxes	(4)	(5)	(2)	(15)
Net income (loss) attributable to CCIC stockholders	119	112	115	98
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.33	$0.31	$0.22	$0.17
Diluted	$0.33	$0.31	$0.21	$0.17

(a)	The sum of quarterly information may not agree to year to date information due to rounding.

18.	Subsequent Events
February 2019 Senior Notes Offering
On February 11, 2019, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("February 2019 Senior Notes"), which consisted of (1) $600 million aggregate principal amount of 4.300% senior unsecured notes due February 2029 and (2) $400 million aggregate principal amount of 5.200% senior unsecured notes due February 2049. The Company used the net proceeds of the February 2019 Senior Notes offering to repay a portion of the outstanding borrowings under the 2016 Revolver.
Common Stock Dividend
On February 21, 2019, the Company's board of directors declared a quarterly cash dividend of $1.125 per common share. The quarterly dividend will be paid on March 29, 2019 to common stockholders of record as of March 15, 2019.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2018, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.    Other Information
On February 21, 2019, the Company’s board of directors adopted amended and restated by-laws for the Company, which amend the proxy access provision in Article II, Section 2.10 to provide that any group of two or more funds that are (i) under common management or investment control, (ii) under common management and funded primarily by the same employer or (iii) a “group of investment companies,” as defined in the Investment Company Act of 1940, will be treated as one stockholder for purposes of complying with the 20-stockholder limit on the number of stockholders who may aggregate their stock ownership to satisfy the 3% ownership requirement to include director nominees in the Company’s proxy materials for annual meetings of its stockholders. The by-laws also include related clarifications.
The foregoing summary of the by-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the by-laws, which are filed herewith as Exhibit 3.3 and incorporated herein by reference.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2018:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	—	$—	10,239,481	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	10,239,481

(a)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.

(b)	Of these shares remaining available for future issuance, 3 million may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 44.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
(a)(3) Exhibits:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
1.1	Form of Sales Agreement, dated April 6, 2018, between Crown Castle International Corp. and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC and Wells Fargo Securities, LLC	8-K	001-16441	April 6, 2018	1.1
2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014	8-K	001-16441	September 23, 2014	2.1
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
		8-K	001-16441	July 19, 2017	2.1
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3*	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	—	—	—	—
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Specimen Certificate of 6.875% Mandatory Convertible Preferred Stock, Series A (included as Exhibit A to Exhibit 3.2)	8-K	001-16441	July 26, 2017	3.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.3	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers	8-K	001-16441	June 9, 2005	4.1
4.5	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC	8-K	001-16441	July 1, 2014	4.1
4.6	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.7	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.8	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.1
4.9	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.2
4.10	Indenture Supplement, dated as of July 11, 2018, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	July 16, 2018	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.11	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.12	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1	8-K	001-16441	August 4, 2009	4.2
4.13	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	October 16, 2012	4.1
4.14	First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	December 16, 2014	4.4
4.15	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.16	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.17	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.875% Senior Notes due 2022	8-K	001-16441	April 15, 2014	4.2
4.18	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.19	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.20	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.21	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.22	Sixth Supplemental Indenture dated September 1, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.250% Senior Notes due 2021	8-K	001-16441	September 1, 2016	4.1
4.23	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.24	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.25	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.26	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	January 17, 2018	4.1
4.27	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.28	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.2
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Amended and Restated Severance Agreement between Crown Castle International Corp. and W. Benjamin Moreland, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.4
10.3†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.4†	Form of Severance Agreement between Crown Castle International Corp. and James D. Young	8-K	001-16441	March 2, 2005	10.4
10.5†	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young	8-K	001-16441	December 7, 2007	10.2
10.6†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young and Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.7†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young and Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.8†	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon, Daniel K. Schlanger, Michael J. Kavanagh and Robert C. Ackerman	10-K	001-16441	February 22, 2016	10.47
10.9†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.10†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.11†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 20, 2014)	8-K	001-16441	February 26, 2014	10.2
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 18, 2016)	8-K	001-16441	February 24, 2016	10.2
10.13†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of August 3, 2017)	10-Q	001-16441	August 7, 2017	10.1
10.14†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.15†	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-Q	001-16441	August 6, 2018	10.2
10.16†	Crown Castle International Corp. 2018 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 27, 2018	10.1
10.17†	Crown Castle International Corp. Summary of Non-Employee Director Compensation	8-K	001-16441	February 27, 2018	10.3
10.18	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC	8-K	000-24737	December 10, 1998	99.3
10.19	Amendment Number 1 to Formation Agreement, dated March 31, 1999, by and among Crown Castle International Corp., Cellco Partnership, certain Transferring Partnerships (as defined therein) and CCA Investment Corp.	8-K	000-24737	April 12, 1999	2.2
10.20	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.	10-K	001-16441	March 10, 2004	2.3
10.21	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.22	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnerships and Crown Atlantic Holding Sub LLC	8-K	000-24737	April 12, 1999	99.1
10.23	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile Inc. and Crown Atlantic Holding Sub LLC	10-K	001-16441	March 10, 2004	2.5
10.24	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.25	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.26	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.27	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.28	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC	8-K	000-24737	November 12, 1999	99.2
10.29	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated	10-K	000-24737	March 30, 2000	2.11
10.30	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.31	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.32	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.33	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.34
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
		8-K	001-16441	December 5, 2006	10.2
10.35	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.36	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.	8-K	001-32168	February 17, 2005	10.1
10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.40	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.41	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.42	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.43	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.44	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.45	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.46	Master Agreement dated as of September 28, 2012, among T-Mobile USA, Inc., SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C. and Crown Castle International Corp.	8-K	001-16441	October 2, 2012	10.1
10.47	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.48	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.49	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.50	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.51	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.52	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.53	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.54	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.55	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.56	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.57	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC	10-Q	001-16441	May 8, 2015	10.5
10.58	Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd	10-Q	001-16441	August 7, 2015	10.2
10.59	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.60	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16441	February 13, 2017	10.1
10.61	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.62	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
21*	Schedule of Subsidiaries of Crown Castle International Corp.	—	—	—	—
23*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Other Adjustments		Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2018	$14	$4	$—	$(4)	$—	$—		$14
2017	$11	$4	$—	$(5)	$—	$4	(a)	$14
2016	$10	$5	$—	$(4)	$—	$—		$11

(a)	Represents the allowance for doubtful accounts reflected in the preliminary purchase price allocations for the 2017 Acquisitions. See note 3.

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2018	$1	$—	$—	$—	$—	$—	$1
2017	$7	$—	$—	$(6)	$—	$—	$1
2016	$2	$1	$—	$(2)	$—	$6	$7

(a)	Inclusive of (1) the effects of acquisitions and (2) the inclusion of small cells in the REIT in January 2016.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2018 AND 2017
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(1)	$3,311	(2)	(3)	(3)	$21,866	$(8,341)	Various	Various	Up to 20 years

(1)
Includes approximately 40,000 towers and 65,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)
Encumbrances are reported at face value, without contemplating the effect of deferred financing costs, discounts or premiums. Certain of the Company's debt is secured by (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses).

(3)	The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2018	2017
Gross amount at beginning	$20,110	$16,121
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(1)(2)	5	2,788
Communications infrastructure construction and improvements	1,567	1,063
Purchase of land interests	56	81
Sustaining capital expenditures	85	56
Other(3)	64	46
Total additions	1,777	4,034
Deductions during period:
Cost of real estate sold or disposed	(21)	(45)
Other	—	—
Total deductions:	(21)	(45)
Balance at end	$21,866	$20,110

(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)	Includes acquisitions of communications infrastructure.

(3)	Predominately relates to the purchase of property and equipment under capital leases and installment land purchases.

	2018	2017
Gross amount of accumulated depreciation at beginning	$(7,303)	$(6,446)
Additions during period:
Depreciation	(1,057)	(890)
Total additions	(1,057)	(890)
Deductions during period:
Amount for assets sold or disposed	18	26
Other	1	7
Total deductions	19	33
Balance at end	$(8,341)	$(7,303)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2019.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Senior Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2018 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 25th day of February, 2019.

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