Form 10-Q
period 2019-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2019-05-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	CCI	New York Stock Exchange
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	CCI.PRA	New York Stock Exchange
Number of shares of common stock outstanding at May 1, 2019: 415,741,235

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, tenant additions, and demand for data, including growth in demand, (2) expectations regarding non-renewals of tenant contracts, (3) expectations regarding demand for our communications infrastructure, including continuity of and factors driving such demand, and the potential benefits that may be derived therefrom, (4) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (5) expectations regarding continuation of increase in usage of high-bandwidth applications by organizations, (6) the strength of the U.S. market for shared communications infrastructure, (7) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, as well as potential benefits from such investments, (8) our full year 2019 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding the level of our 2019 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (9) expectations regarding construction and acquisition of communications infrastructure, (10) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (11) expected use of net proceeds from borrowing under the CP Program, (12) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (13) the utilization of our net operating loss carryforwards ("NOLs"), (14) expected duration of our construction projects, (15) the utility of certain financial measures, including non-GAAP financial measures and (16) our dividend policy and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.

Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Our filings with the SEC are available through the SEC website at www.sec.gov or through our investor relations website at investor.crowncastle.com. We use our investor relations website to disclose information about us that may be deemed to be material. We encourage investors, the media and others interested in us to visit our investor relations website from time to time to review up-to-date information or to sign up for e-mail alerts to be notified when new or updated information is posted on the site.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$245	$277
Restricted cash	158	131
Receivables, net	545	501
Prepaid expenses(a)	85	172
Other current assets	160	148
Total current assets	1,193	1,229
Deferred site rental receivables	1,373	1,366
Property and equipment, net of accumulated depreciation of $8,843 and $8,566, respectively	13,883	13,676
Operating lease right-of-use assets(a)	5,969	—
Goodwill	10,078	10,078
Other intangible assets, net(a)	5,178	5,516
Long-term prepaid rent and other assets, net(a)	104	920
Total assets	$37,778	$32,785

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$311	$313
Accrued interest	107	148
Deferred revenues	502	498
Other accrued liabilities(a)	262	351
Current maturities of debt and other obligations	96	107
Current portion of operating lease liabilities(a)	287	—
Total current liabilities	1,565	1,417
Debt and other long-term obligations	17,120	16,575
Operating lease liabilities(a)	5,338	—
Other long-term liabilities(a)	2,009	2,759
Total liabilities	26,032	20,751
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: March 31, 2019—416 and December 31, 2018—415	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: March 31, 2019—2 and December 31, 2018—2; aggregate liquidation value: March 31, 2019—$1,650 and December 31, 2018—$1,650	—	—
Additional paid-in capital	17,769	17,767
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(6,022)	(5,732)
Total equity	11,746	12,034
Total liabilities and equity	$37,778	$32,785
________________

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted lease standard.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues:
Site rental	$1,219	$1,153
Services and other	207	146
Net revenues	1,426	1,299
Operating expenses:
Costs of operations(a):
Site rental	361	347
Services and other	125	86
Selling, general and administrative	152	134
Asset write-down charges	6	3
Acquisition and integration costs	4	6
Depreciation, amortization and accretion	394	374
Total operating expenses	1,042	950
Operating income (loss)	384	349
Interest expense and amortization of deferred financing costs	(168)	(160)
Gains (losses) on retirement of long-term obligations	(1)	(71)
Interest income	2	1
Other income (expense)	(1)	(1)
Income (loss) before income taxes	216	118
Benefit (provision) for income taxes	(6)	(4)
Net income (loss) attributable to CCIC stockholders	210	114
Dividends on preferred stock	(28)	(28)
Net income (loss) attributable to CCIC common stockholders	$182	$86
Net income (loss)	$210	$114
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss) attributable to CCIC stockholders	$210	$114
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.44	$0.21
Net income (loss) attributable to CCIC common stockholders—diluted	$0.44	$0.21
Weighted-average common shares outstanding:
Basic	415	409
Diluted	417	410
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$210	$114
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	394	374
(Gains) losses on retirement of long-term obligations	1	71
Amortization of deferred financing costs and other non-cash interest	1	2
Stock-based compensation expense	29	23
Asset write-down charges	6	3
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	2	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(41)	(28)
Increase (decrease) in accounts payable	(5)	(5)
Increase (decrease) in other liabilities	(24)	(57)
Decrease (increase) in receivables	(43)	(5)
Decrease (increase) in other assets	(19)	(43)
Net cash provided by (used for) operating activities	512	452
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(10)	(14)
Capital expenditures	(480)	(370)
Other investing activities, net	1	—
Net cash provided by (used for) investing activities	(489)	(384)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	996	1,743
Principal payments on debt and other long-term obligations	(25)	(32)
Purchases and redemptions of long-term debt	(12)	(1,318)
Borrowings under revolving credit facility	710	170
Payments under revolving credit facility	(1,140)	(1,050)
Payments for financing costs	(10)	(15)
Net proceeds from issuance of common stock	—	843
Purchases of common stock	(42)	(33)
Dividends/distributions paid on common stock	(477)	(443)
Dividends paid on preferred stock	(28)	(28)
Net cash provided by (used for) financing activities	(28)	(163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5)	(95)
Effect of exchange rate changes	—	—
Cash, cash equivalents, and restricted cash at beginning of period	413	440
Cash, cash equivalents, and restricted cash at end of period	$408	$345

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018	415	$4	2	—	$17,767	$(5)	$(5,732)	$12,034
Stock-based compensation related activity, net of forfeitures	1	—	—	—	44	—	—	44
Purchases and retirement of common stock	—	—	—	—	(42)	—	—	(42)
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions(b)	—	—	—	—	—	—	(472)	(472)
Preferred stock dividends(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	210	210
Balance, March 31, 2019	416	$4	2	$—	$17,769	$(5)	$(6,022)	$11,746

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 7 for information regarding common and preferred stock dividends declared per share.

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017	406	$4	2	—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	36	—	—	36
Purchases and retirement of common stock	—	—	—	—	(33)	—	—	(33)
Net proceeds from issuance of common stock	8	—	—	—	843	—	—	843
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions(b)	—	—	—	—	—	—	(439)	(439)
Preferred stock dividends(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	114	114
Balance, March 31, 2018	415	$4	2	$—	$17,690	$(4)	$(4,858)	$12,832

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2018, and related notes thereto, included in the 2018 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in our 2018 Form 10-K. References to the "Company" include CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 11.
As part of the Company's effort to provide comprehensive communications infrastructure solutions, the Company offers certain services primarily relating to the Company's towers and small cells, predominately consisting of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). The vast majority of the Company's services relate to its Towers segment.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2019, and the condensed consolidated results of operations and the condensed consolidated cash flows for the three months ended March 31, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
Lease Accounting — Summary of Adoption Impact. Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard").
The new lease standard requires lessees to recognize a lease liability, initially measured at the present value of the lease payments for all leases, and a corresponding right-of-use ("ROU") asset. The accounting for lessors remained largely unchanged from previous guidance.
Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's condensed consolidated balance sheet. Additionally, certain amounts related to our lessee arrangements that were previously reported separately have been de-recognized and reclassified into "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. These amounts include (1) the Company's liability related to straight-line expense, formerly referred to as "Deferred ground lease payable" and previously included in "Other accrued liabilities" and "Other long-term liabilities," (2) prepaid rent expense previously included in "Prepaid expenses" and "Long-term prepaid rent and other assets, net," (3) below market leases previously included in "Other intangible assets, net," and (4) above market leases previously included in "Other long-term liabilities."
Notwithstanding the material impact to the Company's condensed consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance has no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants).
Lease Accounting — General. The Company adopted the new lease standard using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new lease standard did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The new lease standard provides a package of practical expedients, whereby companies can elect not to reassess (if applicable), (1) whether existing contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company elected the package of practical expedients upon adoption and as a result elected not to reassess (1) whether existing contracts contain leases under the new definition of a lease and (2) the classification or lease term of leases that existed prior to January 1, 2019.
The Company evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance (such as ASC 606 for revenue from contracts with customers).
Lease Accounting — Lessee. For its Tower segment, the Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of five to 10 years and are renewable (and cancelable after a notice period) at the Company's option. The Company also enters into term easements and ground leases in which it prepays the entire term. For its Fiber segment, the Company's lessee arrangements primarily include leases of fiber assets to support the Company's small cells and fiber solutions.
The majority of the Company's lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at the Company's option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.
The Company classifies its lessee arrangements at inception as either operating leases or finance leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met.
ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the communications infrastructure located on the leased asset, (2) the change in CPI or (3) the usage of the leased asset. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount, and (2) recorded as expense in the period such contingencies are resolved.
ROU assets associated with finance leases are included in "Property and equipment, net" on the Company's condensed consolidated balance sheet. Lease liabilities associated with finance leases are included in "Current maturities of debt and other obligations" and "Debt and other long-term obligations" on the Company's condensed consolidated balance sheet. For both its Towers and Fiber segments, the Company measures the lease liability for finance leases using the effective interest method. The initial lease liability is increased to reflect interest on the liability and decreased to reflect payments made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant periodic discount rate on the remaining balance of the liability. The Company measures ROU assets for finance leases on a ratable basis over the applicable lease term.
Lease Accounting — Lessor. The Company's lessor arrangements primarily include contracts for dedicated space (including dedicated fiber) on its shared communications infrastructure. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.
Site rental revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms call for fixed elements, such as fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.
Certain of the Company's arrangements with tenants in its Fiber segment contain both lease and non-lease components. In such circumstances, the Company has determined (1) the timing and pattern of transfer for the lease and non-lease component are the same, and (2) the stand-alone lease component would be classified as an operating lease. As such, the Company has aggregated

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

certain non-lease components with lease components and has determined that the lease components (generally dedicated fiber) represent the predominant component of the arrangement.
See notes 3 and 9 for further information.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

3.	Revenues
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
Site rental revenues from the Company’s contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years related to the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index), (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $101 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" for the period ended March 31, 2019. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of the above performance obligations, service revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The Company has one performance obligation for installation services, which is satisfied at the time of the respective installation or augmentation.
Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. The vast majority of the Company's services relates to the Company's Towers segment, and generally have a duration of one year or less.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional information on revenues
As of both January 1, 2019 and March 31, 2019, $2.3 billion of unrecognized revenue was reported in "Deferred revenues" and "Other non-current liabilities" on our condensed consolidated balance sheet. During the three months ended March 31, 2019, approximately $110 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue. During the three months ended March 31, 2018, approximately $100 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to site rental contracts in effect as of March 31, 2019.

	Nine months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contracted amounts (a)	$3,037	$3,862	$3,661	$3,431	$2,725	$6,887	$23,603

(a)	Based on the nature of the contract, site rental contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance.
See note 11 for further information regarding the Company's operating segments and note 9 for further discussion regarding the Company's lessor arrangements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

4.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2019.

	Original Issue Date	Contractual Maturity Date(a)		Balance as of March 31, 2019		Balance as of December 31, 2018	Stated Interest Rate as of March 31, 2019(a)	(a)
Tower Revenue Notes, Series 2015-1	May 2015	May 2042	(b)	$298		298	3.2%
Tower Revenue Notes, Series 2015-2	May 2015	May 2045	(b)	694		693	3.7%
Tower Revenue Notes, Series 2018-1	July 2018	July 2043	(b)	247		247	3.7%
Tower Revenue Notes, Series 2018-2	July 2018	July 2048	(b)	742		742	4.2%
3.849% Secured Notes	Dec. 2012	Apr. 2023		994		994	3.9%
Secured Notes, Series 2009-1, Class A-1	July 2009	Aug. 2019		—		12	6.3%
Secured Notes, Series 2009-1, Class A-2	July 2009	Aug. 2029		70		70	9.0%
Finance leases and other obligations	Various	Various	(c)	227		227	Various
Total secured debt				$3,272		$3,283
2016 Revolver	Jan. 2016	June 2023		$645	(d)	$1,075	3.8%	(e)
2016 Term Loan A	Jan. 2016	June 2023		2,339		2,354	3.8%	(e)
5.250% Senior Notes	Oct. 2012	Jan. 2023		1,642		1,641	5.3%
4.875% Senior Notes	Apr. 2014	Apr. 2022		844		844	4.9%
3.400% Senior Notes	Feb./May 2016	Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016	Feb. 2026		892		892	4.5%
3.700% Senior Notes	May 2016	June 2026		744		744	3.7%
2.250% Senior Notes	Sept. 2016	Sept. 2021		697		697	2.3%
4.000% Senior Notes	Feb. 2017	Mar. 2027		495		494	4.0%
4.750% Senior Notes	May 2017	May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017	Sept. 2024		743		743	3.2%
3.650% Senior Notes	Aug. 2017	Sept. 2027		992		992	3.7%
3.150% Senior Notes	Jan. 2018	July 2023		743		742	3.2%
3.800% Senior Notes	Jan. 2018	Feb. 2028		989		988	3.8%
4.300% Senior Notes	Feb. 2019	Feb. 2029	(f)	591		—	4.3%
5.200% Senior Notes	Feb. 2019	Feb. 2049	(f)	395		—	5.2%
Total unsecured debt				$13,944		$13,399
Total debt and other obligations				17,216		16,682
Less: current maturities and short-term debt and other current obligations				96		107
Non-current portion of long-term debt and other long-term obligations				$17,120		$16,575

(a)	See the 2018 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2019, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(d)	As of March 31, 2019, the undrawn availability under the 2016 Revolver was $3.6 billion.

(e)
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

(f)
In February 2019, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("February 2019 Senior Notes"), which consisted of (1) $600 million aggregate amount of 4.300% senior unsecured notes due February 2029 and (2) $400 million aggregate principle amount of 5.200% senior unsecured notes due February 2049.

See note 13 for a discussion of our CP Program (as defined in note 13) established in April 2019.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2019. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2019	2020	2021	2022	2023	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$75	$142	$1,702	$1,087	$5,934	$8,393	$17,333	$(117)	$17,216
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2019	2018
Interest expense on debt obligations	$167	$158
Amortization of deferred financing costs and adjustments on long-term debt	5	5
Other, net of capitalized interest	(4)	(3)
Total	$168	$160

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$245	$245	$277	$277
Restricted cash, current and non-current	1	163	163	136	136
Liabilities:
Total debt and other obligations	2	17,216	17,602	16,682	16,562
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2018, there have been no changes in the Company's valuation techniques used to measure fair values.

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
For the three months ended March 31, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2019 and 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock , as determined under the if-converted method.

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to CCIC stockholders	$210	$114
Dividends on preferred stock	(28)	(28)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$182	$86

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	415	409
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	1
Diluted weighted-average number of common shares outstanding	417	410

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.44	$0.21
Diluted	$0.44	$0.21

Dividends/distributions declared per share of common stock	$1.125	$1.05
Dividends declared per share of preferred stock	$17.1875	$17.1875
During the three months ended March 31, 2019, the Company granted one million restricted stock units. For the three months ended March 31, 2019, 14 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of March 31, 2019.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase 53% of the Company's towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

9.	Leases
The following information is presented with respect to the Company's contracts that are subject to the new lease accounting standard and is exclusive of those contracts outside the scope of that standard.
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to site rental contracts in effect as of March 31, 2019 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense is as follows:

Three Months Ended March 31,
2019
Lease cost:
Operating lease expense(a)	$160
Variable lease expense(b)	32
Total lease expense(c)	$192

(a)	Represents the Company's operating lease expense related to its ROU assets for the three months ended March 31, 2019.

(b)
Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the three months ended March 31, 2019. Such contingencies are recognized as expense in the period they are resolved.

(c)	Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T, Sprint and T-Mobile and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $1.9 billion, respectively, as of March 31, 2019. For the period ended March 31, 2019, the Company has recorded $36 million to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of March 31, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 18 years and 4.6%, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

The following table is a summary of the Company's maturities of operating lease liabilities as of March 31, 2019:

	Nine months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$395	$520	$514	$509	$504	$6,304	$8,746	$(3,121)	$5,625

(a)
Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.

Comparative Information from 2018 Form 10-K
The Company adopted ASC 842 using a modified retrospective approach as of the effective date, without adjusting the comparative periods and therefore, as required by ASC 842, and has included the following comparative information from note 14 to the consolidated financial statements in its 2018 Form 10-K.
The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$640	$631	$628	$623	$619	$8,054	$11,195

10.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2019, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2019	March 15, 2019	March 29, 2019	$1.125	$468	(a)
6.875% Mandatory Convertible Preferred Stock	December 11, 2018	January 15, 2019	February 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2019	April 15, 2019	May 1, 2019	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2019, the Company purchased 0.3 million shares of its common stock utilizing $42 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
2018 "At-the-Market" Stock Offering Program
In April 2018, the Company established an "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program.

11.	Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 70,000 route miles of fiber primarily supporting small cell networks and fiber solutions geographically dispersed throughout the U.S.
The measurements of profit or loss used by the Company's chief operating decision maker to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$805	$414		$1,219	$764	$389		$1,153
Segment services and other revenues	203	4		207	142	4		146
Segment revenues	1,008	418		1,426	906	393		1,299
Segment site rental cost of operations	211	140		351	211	126		337
Segment services and other cost of operations	121	3		124	82	2		84
Segment cost of operations(a)(b)	332	143		475	293	128		421
Segment site rental gross margin	594	274		868	553	263		816
Segment services and other gross margin	82	1		83	60	2		62
Segment selling, general and administrative expenses(b)	26	48		74	26	43		69
Segment operating profit (loss)	650	227		877	587	222		809
Other selling, general and administrative expenses(b)			$55	55			$46	46
Stock-based compensation expense			29	29			26	26
Depreciation, amortization and accretion			394	394			374	374
Interest expense and amortization of deferred financing costs			168	168			160	160
Other (income) expenses to reconcile to income (loss) before income taxes(c)			15	15			85	85
Income (loss) before income taxes				$216				$118
Capital expenditures	$119	$355	$6	$480	$96	$262	$12	$370
Total assets (at period end)	$22,114	$14,930	$734	$37,778	$17,868	$13,883	$499	$32,250

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations for the three months ended March 31, 2019 and 2018 excludes (1) stock-based compensation expense of $6 million and $7 million, respectively, and (2) prepaid lease purchase price adjustments of $5 million, for both periods. For the three months ended March 31, 2019 and 2018 segment selling, general and administrative expenses exclude stock-based compensation expense of $23 million and $19 million, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information

The following table is a summary of the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$145	$—
Interest paid	208	185
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	36	—
Increase (decrease) in accounts payable for purchases of property and equipment	2	7
Purchase of property and equipment under finance leases and installment purchases	9	10

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$245	$277
Restricted cash, current	158	131
Restricted cash reported within long-term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$408	$413

13.	Subsequent Events
Commercial Paper Program
In April 2019, the Company established an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with an aggregate principal amount of commercial paper notes ("CP Notes") under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the CP Notes are expected to be used for general corporate purposes.
The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par or, alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2018 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2018 Form 10-K.

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and (2) 70,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 85% of our first quarter 2019 consolidated net revenues. Our Towers segment and Fiber segment accounted for 66% and 34%, respectively, of our first quarter 2019 site rental revenues. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and are subject to long-term contracts with our tenants.
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. The key elements of our strategy are to:

•
Grow cash flows from our existing communications infrastructure. We seek to maximize our site rental cash flows by working with our tenants to provide them quick access to our existing communications infrastructure and entering into long-term contracts. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data, while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing network needs through our shared communications infrastructure model, which is an efficient and cost effective way to serve our tenants. Additionally, we believe our ability to share our fiber assets across multiple tenants to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return. We also believe that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid growth in demand for data.

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the three months ended March 31, 2019.

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

◦
We expect existing and potential new tenant demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications) and (7) the availability of additional spectrum.

◦
We expect U.S. wireless carriers will continue to focus on improving network quality and expanding capacity (including through 5G initiatives) by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing communications infrastructure needs.

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and fiber solutions, such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions tenants.

◦	Tenant additions on our existing communications infrastructure are achieved at a low incremental operating cost, delivering high incremental returns.

•	Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

◦	Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")

•
Discretionary capital expenditures of $457 million for the quarter ended March 31, 2019, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

•	We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.

•	Site rental revenues under long-term tenant contracts

◦
Initial terms of five to 15 years for site rental revenues derived from wireless tenants, with contractual escalations and multiple renewal periods, at the option of the tenant, of five to 10 years each.

◦
Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands).

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $24 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	74% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers site rental gross margin and more than 75% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent 40% of our Towers site rental gross margin.

•	Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1.5% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of March 31, 2019, our outstanding debt has a weighted-average interest rate of 4.0% and weighted-average maturity of approximately six years (assuming anticipated repayment dates, where applicable).

◦	83% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants.

•	During 2019, we have completed the following financing transactions (see notes 4 and 13 to our condensed consolidated financial statements)

◦
In February 2019, we issued $1.0 billion aggregate principal amount of senior unsecured notes ("February 2019 Senior Notes"), which consisted of (1) $600 million aggregate principal amount of 4.300% senior unsecured notes due February 2029 and (2) $400 million aggregate principal amount of 5.200% senior unsecured notes due February 2049. We used the net proceeds of the February 2019 Senior Notes offering to repay a portion of the outstanding borrowings under the 2016 Revolver.

◦
In April 2019, we established an unsecured commercial paper program ("CP Program") pursuant to which we may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with an aggregate principal amount of commercial paper notes ("CP Notes") under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the CP Notes are expected to be used for general corporate purposes.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $512 million.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During March 2019, we paid a common stock dividend of $1.125 per share, totaling approximately $477 million. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.50 per share, or an aggregate amount of approximately $1.9 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 10.

◦
During February 2019, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $28 million. We currently expect our preferred stock dividends over the next 12 months to be a cumulative amount of $68.75 per share, or an aggregate amount of approximately $113 million. Any future preferred stock dividends are subject to declaration by our board directors.

Outlook Highlights
The following are certain highlights of our full year 2019 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2018, our full year 2019 site rental revenue growth will be positively impacted by higher tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

•
We expect discretionary capital expenditures for 2019 to exceed 2018 levels with a continued increase in the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures to remain approximately 2% of net revenues for full year 2019.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2018 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in our 2018 Form 10-K).
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

Highlights of our results of operations for the three months ended March 31, 2019 and 2018 are depicted below.

($ in millions)	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$805	$764	+$41	+5%
Fiber site rental revenues	$414	$389	+$25	+6%
Total site rental revenues	$1,219	$1,153	+$66	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$594	$553	+$41	+7%
Fiber site rental gross margin(a)	$274	$263	+$11	+4%
Services and other gross margin:
Towers services and other gross margin(a)	$82	$60	+$22	+37%
Fiber services and other gross margin(a)	$1	$2	-$1	-50%
Segment operating profit:
Towers operating profit(a)	$650	$587	+$63	+11%
Fiber operating profit(a)	$227	$222	+$5	+2%
Adjusted EBITDA(b)	$821	$763	+$58	+8%
Net income attributable to CCIC common stockholders	$182	$86	+$96	+112%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $66 million, or 6%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

Towers site rental revenues for the first quarter of 2019 were $805 million and increased by $41 million, or 5%, from $764 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2019 were $414 million and increased by $25 million, or 6%, from $389 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 5% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 6% increase in Fiber site rental revenues.
Towers services and other gross margin was $82 million for the first quarter of 2019 and increased by $22 million, or 37%, from $60 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first quarter of 2019 were $152 million and increased by $18 million, or 13%, from $134 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber segment.

Towers operating profit for the first quarter of 2019 increased by $63 million, or 11%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the first quarter of 2019 increased by $5 million, or 2%, from the same period in the prior year. Fiber operating profit was positively impacted by the aforementioned increased demand for small cells and fiber solutions, partially offset by an increase in selling, general and administrative expenses primarily related to the growth in our Fiber segment, as described above.
Depreciation, amortization and accretion was $394 million for the first quarter of 2019 and increased by $20 million, or 5%, from $374 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment and intangible assets due to capital expenditures.
Interest expense and amortization of deferred financing costs were $168 million for the first quarter of 2019 and increased by $8 million, or 5%, from $160 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness. As a result of repaying certain of our debt in the first quarter of 2018, we incurred a loss on retirement of long-term obligations of $71 million.
For the first quarter of 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2018 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $210 million during the first quarter of 2019 compared to income of $114 million during the first quarter of 2018. The increase was predominately related to net growth in our Towers and Fiber segments and a decrease in losses on retirement of long-term obligations, partially offset by an increase in expenses, including increases in depreciation, amortization, and accretion and selling, general and administrative expenses.
Adjusted EBITDA increased $58 million, or 8%, from the first quarter of 2018 to the first quarter of 2019. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments.

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
We have engaged and expect to continue to engage in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent and expect to continue to spend a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, borrowings under the CP Program, debt financings and issuances of equity or equity-related securities, including under our 2018 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of Adjusted EBITDA to interest expense of approximately three times, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time. We have no significant contractual debt maturities until 2021 (other than principal payments on certain outstanding debt).

We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and our 2018 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2019. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions)
Cash and cash equivalents	$245
Restricted cash(a)	163
Undrawn 2016 Revolver availability(b)	3,586
Debt and other long-term obligations (current and non-current)(c)	17,216
Total equity	11,746

(a)	Inclusive of $5 million included within "Long-term prepaid rent and other assets, net" on our condensed consolidated balance sheet.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2018 Form 10-K. We intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of CP Notes outstanding at any point in time.

(c)	See "Item 2. MD&A—General Overview—Overview" and note 13 to our condensed consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver, (4) borrowings under our CP Program, and (4) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $96 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.50 per share, or an aggregate amount of approximately $1.9 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$512	$452	$60
Investing activities	(489)	(384)	(105)
Financing activities	(28)	(163)	135
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5)	(95)	90
Operating Activities
Net cash provided by operating activities for the first three months of 2019 increased by $60 million, or 13%, compared to the first three months of 2018, due primarily to the growth in our core business and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash used for investing activities for the first three months of 2019 increased $105 million from the first three months of 2018 as a result of increased discretionary capital expenditures due to the construction of small cells and fiber.
Capital Expenditures
Our capital expenditures have been categorized as discretionary, sustaining or integration as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They consist of expansion or development of existing communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants), construction of new communications infrastructure, and, to a lesser extent, purchases of land interests (which primarily relates to land assets under towers as we seek to manage our interests in the land beneath our towers) and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

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

Capital expenditures for the three months ended March 31, 2019 and 2018 were as follows:
Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 24 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2019 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.50 per share over the next 12 months, or an aggregate amount of approximately $1.9 billion), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total approximately $113 million over the next 12 months), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 4 and 10 to our condensed consolidated financial statements.
Net cash used for financing activities for the first three months of 2019 decreased by $135 million from the first three months of 2018 as a result of our common and preferred stock dividend payments, purchases of common stock and our issuances, purchases and repayments of debt.. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 10 to our condensed consolidated financial statements for further information.

Credit Facility. The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of May 1, 2019, there was $85 million outstanding and $4.1 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 13 to our condensed consolidated financial statements for further information regarding our recently established CP Program. As of May 1, 2019, there was $500 million outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See Item 2. MD&A—General Overview—Business Fundamentals and Results and note 4 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock Activity. See note 10 to our condensed consolidated financial statements for further information regarding our common stock, as well as dividends declared and paid.
Convertible Preferred Stock Activity. As of both March 31, 2019 and December 31, 2018, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7386 shares (based on the current maximum conversion price of $114.44) and 10.4863 shares (based on the current minimum conversion price of $95.36) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7386 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends.
ATM Program. See note 10 to our condensed consolidated financial statements for further information regarding our 2018 ATM Program.
Debt Covenants
The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2018 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2019 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2018 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in our 2018 Form 10-K. See below for our updated critical accounting policies and estimates related to our lessee arrangements following the adoption of the new lease accounting guidance (commonly referred to as "ASC 842" or the "new lease standard") on January 1, 2019. See notes 2 and 9 to our condensed consolidated financial statements for further discussion and information related to the new lease standard.

Lease Accounting - Lessee
For our Towers segment, our lessee arrangements primarily consist of ground leases for land under our towers. Ground leases for land are specific to each site and are generally for an initial term of five to 10 years and are renewable (and cancelable after a notice period) at our option. We also enter into term easements and ground leases in which we prepay the entire term. For our Fiber segment, our lessee arrangements primarily include leases of fiber assets to facilitate our small cells and fiber solutions. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at our option. When calculating the estimated lease term, we consider the economic penalty associated with our failure to renew our leases. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
For both our Towers and Fiber segments, operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability, we are not able to readily determine the rate implicit for our lessee arrangements and thus use our incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
We review the carrying value of our ROU assets for impairment, similar to our other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of our ROU assets.
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

($ in millions)	Three Months Ended March 31,
	2019	2018
Net income (loss)	$210	$114
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6	3
Acquisition and integration costs	4	6
Depreciation, amortization and accretion	394	374
Amortization of prepaid lease purchase price adjustments	5	5
Interest expense and amortization of deferred financing costs	168	160
(Gains) losses on retirement of long-term obligations	1	71
Interest income	(2)	(1)
Other (income) expense	1	1
(Benefit) provision for income taxes	6	4
Stock-based compensation expense	29	26
Adjusted EBITDA(a)	$821	$763

(a)	The components in this table may not sum to the total due to rounding.
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
In addition to the non-GAAP measures used herein and as discussed in note 11 to our condensed consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit, which are key measures used by management to evaluate the performance of our operating segments. These segment measures are provided pursuant to GAAP requirements related to segment reporting.

We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment services and other gross margin, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately. Additionally, certain costs are shared across segments and are reflected in our segment measures through allocations that management believes to be reasonable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2018 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($17.2 billion outstanding at March 31, 2019 and $16.7 billion at December 31, 2018);

•
our $3.0 billion and $3.4 billion of floating rate debt at March 31, 2019 and December 31, 2018, respectively, which represented approximately 17% and 21% of our total debt, as of March 31, 2019 and December 31, 2018, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and the CP Program.
We have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2019, we had $3.0 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2019. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2018 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$30	$37	$1,583	$879	$3,425	$8,393	$14,347	$14,616
Average interest rate(b)(c)(d)	3.9%	4.5%	2.9%	5.2%	4.2%	5.2%	4.7%
Variable rate(e)	$45	$104	$119	$209	$2,509	$—	$2,986	$2,986
Average interest rate(e)	3.8%	3.8%	3.8%	3.8%	3.8%	—%	3.8%

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.

(b)
The impact of principle payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million, and $750 million, with anticipated repayment dates in 2022, 2023, 2025, and 2028, respectively.

(c)	The average interest rate represents the weighted-average stated coupon rate (see footnote (d)).

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

(e)	Predominately consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which mature in 2023.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have updated our existing information technology systems, review processes, and internal controls to align with the requirements of the new lease standard, which we adopted on January 1, 2019.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 8 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2019	1	$106.00	—	—
February 1 - February 28, 2019	345	120.13	—	—
March 1 - March 31, 2019	1	120.96	—	—
Total	347	$120.07	—	—
We paid $42 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.2	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.2
10.1	2019 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 27, 2019	10.1
10.2	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1
10.3	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS*	XBRL Instance Document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 3, 2019	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2019	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)