Form 10-Q
period 2019-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2019-07-31
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(713) 570-3000
(Registrant's telephone number, including area code)
____________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Par value	Trading Symbols	Name of each exchange on which registered
Common Stock	$0.01	CCI	New York Stock Exchange
6.875% Mandatory Convertible Preferred Stock, Series A	$0.01	CCI.PRA	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 29, 2019: 415,755,268

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, tenant additions, and demand for data, including growth in demand, (2) expectations regarding non-renewals of tenant contracts, (3) expectations regarding demand for our communications infrastructure, including continuity of and factors driving such demand, and the potential benefits that may be derived therefrom, (4) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (5) expectations regarding continuation of increase in usage of high-bandwidth applications by organizations, (6) the strength of the U.S. market for shared communications infrastructure, (7) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures, as well as potential benefits from such investments, (8) our full year 2019 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding the level of our 2019 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (9) expectations regarding construction and acquisition of communications infrastructure, (10) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (11) expected use of net proceeds from issuances under the CP Program, (12) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (13) the utilization of our net operating loss carryforwards ("NOLs"), (14) expected duration of our construction projects, (15) expectations related to the impact of tenant consolidation or ownership changes, including the potential combination of T-Mobile and Sprint, (16) the utility of certain financial measures, including non-GAAP financial measures and (17) our dividend policy and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$288	$277
Restricted cash	136	131
Receivables, net	591	501
Prepaid expenses(a)	111	172
Other current assets	168	148
Total current assets	1,294	1,229
Deferred site rental receivables	1,391	1,366
Property and equipment, net of accumulated depreciation of $9,121 and $8,566, respectively	14,151	13,676
Operating lease right-of-use assets(a)	6,053	—
Goodwill	10,078	10,078
Other intangible assets, net(a)	5,074	5,516
Long-term prepaid rent and other assets, net(a)	106	920
Total assets	$38,147	$32,785

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$337	$313
Accrued interest	166	148
Deferred revenues	503	498
Other accrued liabilities(a)	305	351
Current maturities of debt and other obligations	98	107
Current portion of operating lease liabilities(a)	289	—
Total current liabilities	1,698	1,417
Debt and other long-term obligations	17,471	16,575
Operating lease liabilities(a)	5,427	—
Other long-term liabilities(a)	2,028	2,759
Total liabilities	26,624	20,751
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: June 30, 2019—416 and December 31, 2018—415	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: June 30, 2019—2 and December 31, 2018—2; aggregate liquidation value: June 30, 2019—$1,650 and December 31, 2018—$1,650	—	—
Additional paid-in capital	17,801	17,767
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(6,277)	(5,732)
Total equity	11,523	12,034
Total liabilities and equity	$38,147	$32,785

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted lease standard.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Site rental	$1,238	$1,169	$2,457	$2,323
Services and other	240	161	447	307
Net revenues	1,478	1,330	2,904	2,630
Operating expenses:
Costs of operations(a):
Site rental	365	355	726	702
Services and other	138	99	263	185
Selling, general and administrative	155	138	307	273
Asset write-down charges	6	6	12	9
Acquisition and integration costs	2	8	6	14
Depreciation, amortization and accretion	393	379	787	753
Total operating expenses	1,059	985	2,101	1,936
Operating income (loss)	419	345	803	694
Interest expense and amortization of deferred financing costs	(169)	(158)	(337)	(318)
Gains (losses) on retirement of long-term obligations	(1)	(3)	(2)	(74)
Interest income	1	1	3	2
Other income (expense)	—	—	(1)	(1)
Income (loss) before income taxes	250	185	466	303
Benefit (provision) for income taxes	(4)	(5)	(10)	(9)
Net income (loss) attributable to CCIC stockholders	246	180	456	294
Dividends on preferred stock	(28)	(28)	(57)	(57)
Net income (loss) attributable to CCIC common stockholders	$218	$152	$399	$237
Net income (loss)	$246	$180	$456	$294
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	—	(1)
Total other comprehensive income (loss)	—	(1)	—	(1)
Comprehensive income (loss) attributable to CCIC stockholders	$246	$179	$456	$293
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.52	$0.37	$0.96	$0.58
Net income (loss) attributable to CCIC common stockholders—diluted	$0.52	$0.36	$0.95	$0.57
Weighted-average common shares outstanding:
Basic	416	415	415	412
Diluted	418	416	417	413

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$456	$294
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	787	753
(Gains) losses on retirement of long-term obligations	2	74
Amortization of deferred financing costs and other non-cash interest	1	4
Stock-based compensation expense	62	47
Asset write-down charges	12	9
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	3	1
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	18	22
Increase (decrease) in accounts payable	6	3
Increase (decrease) in other liabilities	30	53
Decrease (increase) in receivables	(89)	(59)
Decrease (increase) in other assets	(62)	(91)
Net cash provided by (used for) operating activities	1,227	1,111
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(13)	(18)
Capital expenditures	(998)	(763)
Other investing activities, net	1	3
Net cash provided by (used for) investing activities	(1,010)	(778)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	995	1,743
Principal payments on debt and other long-term obligations	(36)	(47)
Purchases and redemptions of long-term debt	(12)	(1,318)
Borrowings under revolving credit facility	1,195	485
Payments under revolving credit facility	(1,785)	(1,150)
Net issuances (repayments) under commercial paper program	500	—
Payments for financing costs	(14)	(20)
Net proceeds from issuance of common stock	—	841
Purchases of common stock	(43)	(34)
Dividends/distributions paid on common stock	(944)	(879)
Dividends paid on preferred stock	(57)	(57)
Net cash provided by (used for) financing activities	(201)	(436)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16	(103)
Effect of exchange rate changes	—	(1)
Cash, cash equivalents, and restricted cash at beginning of period	413	440
Cash, cash equivalents, and restricted cash at end of period	$429	$336

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2019	416	$4	2	$—	$17,769	$(5)	$(6,022)	$11,746
Stock-based compensation related activity, net of forfeitures	—	—	—	—	33	—	—	33
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(473)	(473)
Preferred stock dividends(a)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	246	246
Balance, June 30, 2019	416	$4	2	$—	$17,801	$(5)	$(6,277)	$11,523

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2018	415	$4	2	$—	$17,690	$(4)	$(4,858)	$12,832
Stock-based compensation related activity, net of forfeitures	—	—	—	—	24	—	—	24
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Net proceeds from issuance of common stock	—	—	—	—	(2)	—	—	(2)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(438)	(438)
Preferred stock dividends(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	180	180
Balance, June 30, 2018	415	$4	2	$—	$17,711	$(5)	$(5,144)	$12,566

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018	415	$4	2	$—	$17,767	$(5)	$(5,732)	$12,034
Stock-based compensation related activity, net of forfeitures	1	—	—	—	77	—	—	77
Purchases and retirement of common stock	—	—	—	—	(43)	—	—	(43)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(944)	(944)
Preferred stock dividends(a)	—	—	—	—	—	—	(57)	(57)
Net income (loss)	—	—	—	—	—	—	456	456
Balance, June 30, 2019	416	$4	2	$—	$17,801	$(5)	$(6,277)	$11,523

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017	406	$4	2	$—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	60	—	—	60
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(876)	(876)
Preferred stock dividends(b)	—	—	—	—	—	—	(57)	(57)
Net income (loss)	—	—	—	—	—	—	294	294
Balance, June 30, 2018	415	$4	2	$—	$17,711	$(5)	$(5,144)	$12,566

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T, Sprint and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2019, and the condensed consolidated results of operations and the condensed consolidated cash flows for the six months ended June 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the communications infrastructure located on the leased asset, (2) the change in CPI or (3) the usage of the leased asset. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount and (2) recorded as expense in the period such contingencies are resolved.
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
Site rental revenues from the Company’s contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years related to the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index), (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $107 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of June 30, 2019. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional information on revenues
As of both January 1, 2019 and June 30, 2019, $2.3 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the six months ended June 30, 2019, approximately $220 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue. During the six months ended June 30, 2018, approximately $200 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to site rental contracts in effect as of June 30, 2019.

	Six months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contracted amounts(a)	$2,136	$3,973	$3,770	$3,534	$2,873	$7,568	$23,854

(a)
Based on the nature of the contract, site rental contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.

See note 11 for further information regarding the Company's operating segments and note 9 for further discussion regarding the Company's lessor arrangements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

4.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2019.

	Original Issue Date		Contractual Maturity Date(a)		Balance as of June 30, 2019		Balance as of December 31, 2018	Stated Interest Rate as of June 30, 2019(a)
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(c)	$298		298	3.2%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	694		693	3.7%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(c)	248		247	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	742		742	4.2%
3.849% Secured Notes	Dec. 2012		Apr. 2023		995		994	3.9%
Secured Notes, Series 2009-1, Class A-1	July 2009		Aug. 2019		—		12	N/A
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		70		70	9.0%
Finance leases and other obligations	Various		Various	(d)	235		227	Various
Total secured debt					$3,282		$3,283
2016 Revolver	Jan. 2016		June 2024	(i)	$485	(e) (i)	$1,075	3.5%	(f)
2016 Term Loan A	Jan. 2016		June 2024	(i)	2,339		2,354	3.5%	(f)
2019 Commercial Paper Notes	Various	(h)	Various	(h)	500		—	Various	(b)
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,642		1,641	5.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022		845		844	4.9%
3.400% Senior Notes	Feb./May 2016		Feb. 2021		850		850	3.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		893		892	4.5%
3.700% Senior Notes	May 2016		June 2026		744		744	3.7%
2.250% Senior Notes	Sept. 2016		Sept. 2021		697		697	2.3%
4.000% Senior Notes	Feb. 2017		Mar. 2027		495		494	4.0%
4.750% Senior Notes	May 2017		May 2047		343		343	4.8%
3.200% Senior Notes	Aug. 2017		Sept. 2024		744		743	3.2%
3.650% Senior Notes	Aug. 2017		Sept. 2027		992		992	3.7%
3.150% Senior Notes	Jan. 2018		July 2023		743		742	3.2%
3.800% Senior Notes	Jan. 2018		Feb. 2028		989		988	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029	(g)	591		—	4.3%
5.200% Senior Notes	Feb. 2019		Feb. 2049	(g)	395		—	5.2%
Total unsecured debt					$14,287		$13,399
Total debt and other obligations					17,569		16,682
Less: current maturities and short-term debt and other current obligations					98		107
Non-current portion of long-term debt and other long-term obligations					$17,471		$16,575

(a)	See the 2018 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)	The weighted-average interest rate for the outstanding commercial paper under the CP Program, as defined below, was 2.8%.

(c)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2019, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(d)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(e)	As of June 30, 2019, the undrawn availability under the 2016 Revolver was $4.5 billion.

(f)
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

(g)
In February 2019, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("February 2019 Senior Notes"), which consisted of (1) $600 million aggregate amount of 4.300% senior unsecured notes due February 2029 and (2) $400 million aggregate principle amount of 5.200% senior unsecured notes due February 2049.

(h)
In April 2019, the Company established an unsecured commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes. Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

of commercial paper notes ("2019 Commercial Paper Notes") outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the 2019 Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the 2019 Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The 2019 Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. For the three months ended June 30, 2019, the Company had net issuances of $500 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of 2019 Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

(i)
In June 2019, the Company entered into an amendment to the Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2019. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,		Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2019		2020	2021	2022	2023	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$552	(a)	$98	$1,672	$998	$3,602	$10,759	$17,681	$(112)	$17,569

(a)	Predominantly consists of outstanding indebtedness under the Company's CP Program. Such amounts may be issued, repaid, or re-issued from time to time.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$169	$157	$336	$314
Amortization of deferred financing costs and adjustments on long-term debt	5	5	10	11
Other, net of capitalized interest	(5)	(4)	(9)	(7)
Total	$169	$158	$337	$318

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$288	$288	$277	$277
Restricted cash, current and non-current	1	141	141	136	136
Liabilities:
Total debt and other obligations	2	17,569	18,351	16,682	16,562

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
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the TRSs, (3) franchise taxes, (4) property taxes, and (5) transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as a REIT.
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
For the six months ended June 30, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2019 and 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock , as determined under the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to CCIC stockholders	$246	$180	$456	$294
Dividends on preferred stock	(28)	(28)	(57)	(57)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$218	$152	$399	$237

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	416	415	415	412
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	1	2	1
Diluted weighted-average number of common shares outstanding	418	416	417	413

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.52	$0.37	$0.96	$0.58
Diluted	$0.52	$0.36	$0.95	$0.57

Dividends/distributions declared per share of common stock	$1.125	$1.05	$2.250	$2.10
Dividends declared per share of preferred stock	$17.1875	$17.1875	$34.3750	$34.3750

During the six months ended June 30, 2019, the Company granted one million restricted stock units. For both the three and six months ended June 30, 2019, 14 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of June 30, 2019.

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
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to site rental contracts in effect as of June 30, 2019 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease cost:
Operating lease expense(a)	$162	$323
Variable lease expense(b)	33	65
Total lease expense(c)	$195	$388

(a)	Represents the Company's operating lease expense related to its ROU assets for both the three and six months ended June 30, 2019.

(b)
Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for both the three and six months ended June 30, 2019. Such contingencies are recognized as expense in the period they are resolved.

(c)	Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T, Sprint and T-Mobile and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.0 billion, respectively, as of June 30, 2019. For the three and six months ended June 30, 2019, the Company recorded $54 million and $108 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of June 30, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 18 years and 4.6%, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

The following table is a summary of the Company's maturities of operating lease liabilities as of June 30, 2019:

	Six months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$270	$532	$526	$521	$516	$6,456	$8,821	$(3,105)	$5,716

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

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$640	$631	$628	$623	$619	$8,054	$11,195

10.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2019, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2019	March 15, 2019	March 29, 2019	$1.125	$471	(a)
Common Stock	May 16, 2019	June 14, 2019	June 28, 2019	$1.125	$471	(a)
6.875% Mandatory Convertible Preferred Stock	December 11, 2018	January 15, 2019	February 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2019	April 15, 2019	May 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 17, 2019	July 15, 2019	August 1, 2019	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the six months ended June 30, 2019, the Company purchased 0.4 million shares of its common stock utilizing $43 million in cash. The common stock shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
2018 "At-the-Market" Stock Offering Program
In April 2018, the Company established an "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). Sales under the 2018

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program.

11.	Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain services relating to the Company's towers, consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 75,000 route miles of fiber primarily supporting small cell networks and fiber solutions geographically dispersed throughout the U.S.
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
The following tables set forth the Company's segment operating results for the three and six months ended June 30, 2019, and the respective comparative periods. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$816	$422		$1,238	$771	$398		$1,169
Segment services and other revenues	237	3		240	158	3		161
Segment revenues	1,053	425		1,478	929	401		1,330
Segment site rental cost of operations	218	136		354	216	130		346
Segment services and other cost of operations	134	2		136	94	3		97
Segment cost of operations(a)(b)	352	138		490	310	133		443
Segment site rental gross margin	598	286		884	555	268		823
Segment services and other gross margin	103	1		104	64	—		64
Segment selling, general and administrative expenses(b)	24	51		75	27	44		71
Segment operating profit (loss)	677	236		913	592	224		816
Other selling, general and administrative expenses			$56	56			$47	47
Stock-based compensation expense			32	32			26	26
Depreciation, amortization and accretion			393	393			379	379
Interest expense and amortization of deferred financing costs			169	169			158	158
Other (income) expenses to reconcile to income (loss) before income taxes(c)			13	13			21	21
Income (loss) before income taxes				$250				$185
Capital expenditures	$136	$371	$11	$518	$98	$289	$6	$393
Total assets (at period end)	$22,149	$15,215	$783	$38,147	$17,780	$14,100	$494	$32,374

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations for the three months ended June 30, 2019 and 2018 excludes (1) stock-based compensation expense of $8 million and $6 million, respectively, and (2) prepaid lease purchase price adjustments of $5 million, for both periods. For the three months ended June 30, 2019 and 2018 segment selling, general and administrative expenses exclude stock-based compensation expense of $24 million and $20 million, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,621	$836		$2,457	$1,536	$787		$2,323
Segment services and other revenues	440	7		447	300	7		307
Segment revenues	2,061	843		2,904	1,836	794		2,630
Segment site rental cost of operations	429	277		706	427	256		683
Segment services and other cost of operations	254	5		259	176	5		181
Segment cost of operations(a)(b)	683	282		965	603	261		864
Segment site rental gross margin	1,192	559		1,751	1,109	531		1,640
Segment services and other gross margin	186	2		188	124	2		126
Segment selling, general and administrative expenses(b)	50	98		148	53	87		140
Segment operating profit (loss)	1,328	463		1,791	1,180	446		1,626
Other selling, general and administrative expenses			$112	112			$94	94
Stock-based compensation expense			61	61			52	52
Depreciation, amortization and accretion			787	787			753	753
Interest expense and amortization of deferred financing costs			337	337			318	318
Other (income) expenses to reconcile to income (loss) before income taxes(c)			28	28			106	106
Income (loss) before income taxes				$466				$303
Capital expenditures	$257	$726	$15	$998	$195	$552	$16	$763

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations for the six months ended June 30, 2019 and 2018 excludes (1) stock-based compensation expense of $14 million and $13 million, respectively, and (2) prepaid lease purchase price adjustments of $10 million, for both periods. For the six months ended June 30, 2019 and 2018 segment selling, general and administrative expenses exclude stock-based compensation expense of $47 million and $39 million, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information

The following table is a summary of the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$271	$—
Interest paid	318	292
Income taxes paid	9	12
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	183	—
Increase (decrease) in accounts payable for purchases of property and equipment	18	22
Purchase of property and equipment under finance leases and installment purchases	22	17

(a)	Excludes the Company's contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$288	$277
Restricted cash, current	136	131
Restricted cash reported within long-term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$429	$413

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and (2) 75,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 84% of our second quarter 2019 consolidated net revenues. Our Towers segment and Fiber segment accounted for 66% and 34%, respectively, of our second quarter 2019 site rental revenues. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our tenants.
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash provided by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our U.S. focused strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the six months ended June 30, 2019.

•	We operate as a REIT for U.S. federal income tax purposes

◦
As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our stockholders.

◦
To remain qualified and taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain).

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

•
Discretionary capital expenditures of $941 million for the six months ended June 30, 2019, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $24 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	75% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers site rental gross margin and approximately 80% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately 40% of our Towers site rental gross margin.

•	Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of June 30, 2019, our outstanding debt has a weighted-average interest rate of 3.9% and weighted-average maturity of approximately six years (assuming anticipated repayment dates, where applicable).

◦	84% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants.

•	During 2019, we have completed the following financing transactions (see note 4 to our condensed consolidated financial statements)

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

◦
In April 2019, we established an unsecured commercial paper program ("CP Program") pursuant to which we may issue short-term, unsecured commercial paper notes. Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of commercial paper notes ("2019 Commercial Paper Notes") outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the 2019 Commercial Paper Notes are expected to be used for general corporate purposes.

◦
In June 2019, we entered into an amendment to the Credit Facility to (1) increase our commitments under our 2016 Revolver by $750 million for total 2016 Revolver commitments of $5.0 billion and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.2 billion for the six months ended June 30, 2019.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦
During each of the first two quarters of 2019, we paid a common stock dividend of $1.125 per share, totaling approximately $944 million for the six months ended June 30, 2019. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.50 per share, or an aggregate amount of approximately $1.9 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 10.

◦
During each of the first two quarters of 2019, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $57 million for the six months ended June 30, 2019. We currently expect our preferred stock dividends over the next 12 months to be a cumulative amount of $68.75 per share, or an aggregate amount of approximately $113 million. Any future preferred stock dividends are subject to declaration by our board directors.

Outlook Highlights
The following are certain highlights of our full year 2019 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2018, our full year 2019 site rental revenue growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

•
We expect discretionary capital expenditures for 2019 to exceed 2018 levels due to the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures to remain approximately 2% of net revenues for full year 2019.

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

Highlights of our results of operations for the three months ended June 30, 2019 and 2018 are depicted below.

($ in millions)	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$816	$771	+$45	+6%
Fiber site rental revenues	$422	$398	+$24	+6%
Total site rental revenues	$1,238	$1,169	+$69	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$598	$555	+$43	+8%
Fiber site rental gross margin(a)	$286	$268	+$18	+7%
Services and other gross margin:
Towers services and other gross margin(a)	$103	$64	+$39	+61%
Fiber services and other gross margin(a)	$1	$—	$1	—%
Segment operating profit:
Towers operating profit(a)	$677	$592	+$85	+14%
Fiber operating profit(a)	$236	$224	+$12	+5%
Net income attributable to CCIC common stockholders	$218	$152	+$66	+43%
Adjusted EBITDA(b)	$857	$769	+$88	+11%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $69 million, or 6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
Towers site rental revenues for the second quarter of 2019 were $816 million and increased by $45 million, or 6%, from $771 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the second quarter of 2019 were $422 million and increased by $24 million, or 6%, from $398 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 6% increase in Fiber site rental revenues.
Towers services and other gross margin was $103 million for the second quarter of 2019 and increased by $39 million, or 61%, from $64 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the second quarter of 2019 were $155 million and increased by $17 million, or 12%, from $138 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business, including the expansion of our Fiber segment.
Towers operating profit for the second quarter of 2019 increased by $85 million, or 14%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.

Fiber operating profit for the second quarter of 2019 increased by $12 million, or 5%, from the same period in the prior year. Fiber operating profit was positively impacted by the aforementioned increased demand for small cells and fiber solutions and was partially offset by an increase in Fiber-related selling, general and administrative expenses, as described above.
Depreciation, amortization and accretion was $393 million for the second quarter of 2019 and increased by $14 million, or 4%, from $379 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $169 million for the second quarter of 2019 and increased by $11 million, or 7%, from $158 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures.
For the second quarter of 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2018 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $246 million during the second quarter of 2019 compared to income of $180 million during the second quarter of 2018. The increase was predominately related to net growth in our Towers and Fiber segments, partially offset by an increase in expenses, including increases in (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion, and (3) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $88 million, or 11%, from the second quarter of 2018 to the second quarter of 2019. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments.

Highlights of our results of operations for the six months ended June 30, 2019 and 2018 are depicted below.

($ in millions)	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,621	$1,536	+$85	+6%
Fiber site rental revenues	$836	$787	+$49	+6%
Total site rental revenues	$2,457	$2,323	+$134	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,192	$1,109	+$83	+7%
Fiber site rental gross margin(a)	$559	$531	+$28	+5%
Segment services and other gross margin:
Towers services and other gross margin(a)	$186	$124	+$62	+50%
Fiber services and other gross margin(a)	$2	$2	—	—%
Segment operating profit:
Towers operating profit(a)	$1,328	$1,180	+$148	+13%
Fiber operating profit(a)	$463	$446	+$17	+4%
Net income attributable to CCIC common stockholders	$399	$237	+$162	+68%
Adjusted EBITDA(b)	$1,679	$1,532	+$147	+10%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $134 million, or 6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
Towers site rental revenues for the first six months of 2019 were $1.6 billion and increased by $85 million, or 6%, from $1.5 billion during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first six months of 2019 were $836 million and increased by $49 million, or 6%, from $787 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 6% increase in Fiber site rental revenues.
Towers services and other gross margin was $186 million for the first six months of 2019 and increased by $62 million, or 50%, from $124 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first six months of 2019 were $307 million and increased by $34 million, or 12%, from $273 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business, including the expansion of our Fiber segment.
Towers operating profit for the first six months of 2019 increased by $148 million, or 13%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental activities and relatively fixed costs to operate our towers.

Fiber operating profit for the first six months of 2019 increased by $17 million, or 4%, from the same period in the prior year. Fiber operating profit was positively impacted by the aforementioned increased demand for small cells and fiber solutions and was partially offset by an increase in Fiber-related selling, general and administrative expenses, as described above.
Depreciation, amortization and accretion was $787 million for the first six months of 2019 and increased by $34 million, or 5%, from $753 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $337 million for the first six months of 2019 and increased $19 million, or 6%, from $318 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. As a result of repaying certain of our debt, in conjunction with our refinancing activities, we incurred losses of $2 million and $74 million for the first six months of 2019 and 2018, respectively. See note 4 to our condensed consolidated financial statements.
For the first six months of 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2018 Form 10-K.
Net income (loss) attributable to CCIC stockholders was income of $456 million for the first six months of 2019 compared to income of $294 million during the first six months of 2018. The increase was predominately due to net growth in our Towers and Fiber segments and a decrease in losses on retirement of long-term obligations, partially offset by an increase in expenses, including increases in (1) depreciation, amortization and accretion, (2) selling, general and administrative expenses and (3) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $147 million, or 10%, from the first six months of 2018 to the first six months of 2019. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash provided by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, issuances under the CP Program, debt financings and issuances of equity or equity-related securities, including under our 2018 ATM Program.
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

Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2019. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 8 for additional information regarding our 2018 ATM Program.

(In millions)
Cash, cash equivalents, and restricted cash(a)	$429
Undrawn 2016 Revolver availability(b)	4,495
Debt and other long-term obligations (current and non-current)(c)	17,569
Total equity	11,523

(a)	Inclusive of $5 million included within "Long-term prepaid rent and other assets, net" on our condensed consolidated balance sheet.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See our 2018 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of 2019 Commercial Paper Notes outstanding.

(c)	See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $98 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.50 per share, or an aggregate amount of approximately $1.9 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) 6.875% Mandatory Convertible Preferred Stock dividend payments of approximately $113 million and (4) capital expenditures (expected to be greater than current levels). Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
	2019	2018	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,227	$1,111	$116
Investing activities	(1,010)	(778)	(232)
Financing activities	(201)	(436)	235
Net increase (decrease) in cash, cash equivalents, and restricted cash	16	(103)	119
Effect of exchange rate changes on cash	—	(1)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16	$(104)	$120
Operating Activities
Net cash provided by operating activities for the first six months of 2019 increased by $116 million, or 10%, compared to the first six months of 2018, due primarily to the growth in our core business offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash used for investing activities for the first six months of 2019 increased $232 million from the first six months of 2018 as a result of increased discretionary capital expenditures due to the construction of small cells and fiber.
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

Capital expenditures for the six months ended June 30, 2019 and 2018 were as follows:
Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2019 capital expenditures.
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
Net cash used for financing activities for the first six months of 2019 decreased by $235 million from the first six months of 2018 as a result of the net impact from our common and preferred stock dividend payments, purchases of common stock and our issuances, purchases and repayments of debt (including with respect to our 2016 Revolver and CP Program). See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 10 to our condensed consolidated financial statements for further information.
Credit Facility.
In June 2019, we entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.

The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of July 29, 2019, there was $135 million outstanding and $4.8 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. As of July 29, 2019, there was $750 million outstanding under our CP Program.
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
Convertible Preferred Stock Activity. As of both June 30, 2019 and December 31, 2018, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7500 shares (based on the current maximum conversion price of $114.29) and 10.5000 shares (based on the current minimum conversion price of $95.24) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7500 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Convertible Preferred Stock dividends.
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
Non-GAAP and Segment Financial Measures
We use earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).
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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$246	$180	$456	$294
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6	6	12	9
Acquisition and integration costs	2	8	6	14
Depreciation, amortization and accretion	393	379	787	753
Amortization of prepaid lease purchase price adjustments	5	5	10	10
Interest expense and amortization of deferred financing costs	169	158	337	318
(Gains) losses on retirement of long-term obligations	1	3	2	74
Interest income	(1)	(1)	(3)	(2)
Other (income) expense	—	—	1	1
(Benefit) provision for income taxes	4	5	10	9
Stock-based compensation expense	32	26	61	52
Adjusted EBITDA(a)	$857	$769	$1,679	$1,532

(a)	The components in this table may not sum to the total due to rounding.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($17.6 billion outstanding at June 30, 2019 and $16.7 billion at December 31, 2018);

•
our $2.8 billion and $3.4 billion of floating rate debt at June 30, 2019 and December 31, 2018, respectively, which represented approximately 16% and 21% of our total debt, as of June 30, 2019 and December 31, 2018, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
With the exception of our 2019 Commercial Paper Notes, which may be issued, repaid and re-issued from time to time, we have no debt maturities, other than principal payments on amortizing debt, or anticipated repayment dates over the next 12 months. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2019, we had $2.8 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2019. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2018 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2019		2020	2021	2022	2023	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$523	(f)	$39	$1,585	$880	$3,427	$8,401	$14,855	$15,525
Average interest rate(b)(c)(d)	2.9%		4.4%	2.9%	5.2%	4.2%	5.2%	4.6%
Variable rate(e)	$29		$58	$88	$117	$176	$2,358	$2,826	$2,826
Average interest rate(e)	3.5%		3.5%	3.5%	3.5%	3.5%	3.5%	3.5%

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

(e)	Predominately consists of our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2024.

(f)	Predominantly consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid, or re-issued from time to time.

ITEM 4.	CONTROLS AND PROCEDURES
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

In Item 1A of our 2018 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and network services.” In light of the U.S. Department of Justice’s proposed settlement in July 2019 regarding the merger between T-Mobile and Sprint, set forth below is certain updated information relating to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2018 Form 10-K, as updated by the information contained below.

For the six months ended June 30, 2019, T-Mobile and Sprint represented approximately 20% and 14%, respectively, of the Company's consolidated site rental revenues. In addition, there is an average of approximately five years and six years of current term remaining on all lease agreements with T-Mobile and Sprint, respectively. Further, the Company derived approximately 7% and 6% of its consolidated site rental revenues from T-Mobile and Sprint, respectively, on towers where both carriers currently reside, inclusive of an approximately 1% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2019	3	$128.27	—	—
May 1 - May 31, 2019	2	125.06	—	—
June 1 - June 30, 2019	3	132.45	—	—
Total	8	$129.36	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
10.1	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
10.2	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	July 31, 2019	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2019	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)