Form 10-Q
period 2019-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2019-11-04
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(713) 570-3000
(Registrant's telephone number, including area code)
____________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CCI	New York Stock Exchange
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	CCI.PRA	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at November 1, 2019: 415,768,468

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, tenant additions, and demand for data, including growth in demand, (4) potential benefits of our communications infrastructure and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continuation of increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) assumed conversion of preferred stock and the impact therefrom, (11) our full year 2019 and 2020 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding the level of our 2019 and 2020 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (12) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (13) the utility of certain financial measures, including non-GAAP financial measures, (14) expectations related to remaining qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (15) adequacy, projected sources and uses of liquidity, (16) expected duration of our construction projects, (17) expectations related to the impact of tenant consolidation or ownership changes, including the potential combination of T-Mobile and Sprint, (18) expectations regarding non-renewals of tenant contracts and (19) our dividend policy and the timing, amount, growth or tax characterization of any dividends. All future dividends are subject to declaration by our board of directors.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$182	$277
Restricted cash	138	131
Receivables, net	667	501
Prepaid expenses(a)	99	172
Other current assets	167	148
Total current assets	1,253	1,229
Deferred site rental receivables	1,413	1,366
Property and equipment, net of accumulated depreciation of $9,394 and $8,566, respectively	14,416	13,676
Operating lease right-of-use assets(a)	6,112	—
Goodwill	10,078	10,078
Other intangible assets, net(a)	4,968	5,516
Long-term prepaid rent and other assets, net(a)	104	920
Total assets	$38,344	$32,785

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$368	$313
Accrued interest	110	148
Deferred revenues	525	498
Other accrued liabilities(a)	335	351
Current maturities of debt and other obligations	100	107
Current portion of operating lease liabilities(a)	296	—
Total current liabilities	1,734	1,417
Debt and other long-term obligations	17,750	16,575
Operating lease liabilities(a)	5,480	—
Other long-term liabilities(a)	2,055	2,759
Total liabilities	27,019	20,751
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: September 30, 2019—416 and December 31, 2018—415	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: September 30, 2019—2 and December 31, 2018—2; aggregate liquidation value: September 30, 2019—$1,650 and December 31, 2018—$1,650	—	—
Additional paid-in capital	17,829	17,767
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(6,503)	(5,732)
Total equity	11,325	12,034
Total liabilities and equity	$38,344	$32,785

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted new lease standard.
See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Site rental	$1,260	$1,184	$3,718	$3,507
Services and other	254	191	700	497
Net revenues	1,514	1,375	4,418	4,004
Operating expenses:
Costs of operations(a):
Site rental	369	355	1,095	1,057
Services and other	147	119	410	304
Selling, general and administrative	150	145	457	418
Asset write-down charges	2	8	13	18
Acquisition and integration costs	4	4	10	18
Depreciation, amortization and accretion	389	385	1,176	1,138
Total operating expenses	1,061	1,016	3,161	2,953
Operating income (loss)	453	359	1,257	1,051
Interest expense and amortization of deferred financing costs	(173)	(160)	(510)	(478)
Gains (losses) on retirement of long-term obligations	—	(32)	(2)	(106)
Interest income	2	1	5	4
Other income (expense)	(5)	1	(6)	—
Income (loss) before income taxes	277	169	744	471
Benefit (provision) for income taxes	(5)	(5)	(15)	(13)
Net income (loss) attributable to CCIC stockholders	272	164	729	458
Dividends/distributions on preferred stock	(28)	(28)	(85)	(85)
Net income (loss) attributable to CCIC common stockholders	$244	$136	$644	$373
Net income (loss)	$272	$164	$729	$458
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1)
Total other comprehensive income (loss)	—	—	—	(1)
Comprehensive income (loss) attributable to CCIC stockholders	$272	$164	$729	$457
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.59	$0.33	$1.55	$0.90
Net income (loss) attributable to CCIC common stockholders—diluted	$0.58	$0.33	$1.54	$0.90
Weighted-average common shares outstanding:
Basic	416	415	416	413
Diluted	418	416	418	414

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$729	$458
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,176	1,138
(Gains) losses on retirement of long-term obligations	2	106
Amortization of deferred financing costs and other non-cash interest	1	5
Stock-based compensation expense	91	79
Asset write-down charges	13	18
Deferred income tax (benefit) provision	2	2
Other non-cash adjustments, net	4	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(38)	(31)
Increase (decrease) in accounts payable	37	31
Increase (decrease) in other liabilities	102	144
Decrease (increase) in receivables	(166)	(74)
Decrease (increase) in other assets	(62)	(103)
Net cash provided by (used for) operating activities	1,891	1,775
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(15)	(26)
Capital expenditures	(1,538)	(1,241)
Other investing activities, net	3	(14)
Net cash provided by (used for) investing activities	(1,550)	(1,281)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,895	2,743
Principal payments on debt and other long-term obligations	(59)	(76)
Purchases and redemptions of long-term debt	(12)	(2,346)
Borrowings under revolving credit facility	1,585	1,290
Payments under revolving credit facility	(2,270)	(1,465)
Payments for financing costs	(24)	(33)
Net proceeds from issuance of common stock	—	841
Purchases of common stock	(44)	(34)
Dividends/distributions paid on common stock	(1,415)	(1,315)
Dividends/distributions paid on preferred stock	(85)	(85)
Net cash provided by (used for) financing activities	(429)	(480)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88)	14
Effect of exchange rate changes	—	(1)
Cash, cash equivalents, and restricted cash at beginning of period	413	440
Cash, cash equivalents, and restricted cash at end of period	$325	$453

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, June 30, 2019	416	$4	2	$—	$17,801	$(5)	$(6,277)	$11,523
Stock-based compensation related activity, net of forfeitures	—	—	—	—	29	—	—	29
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(470)	(470)
Preferred stock dividends/distributions(a)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	272	272
Balance, September 30, 2019	416	$4	2	$—	$17,829	$(5)	$(6,503)	$11,325

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, June 30, 2018	415	$4	2	$—	$17,711	$(5)	$(5,144)	$12,566
Stock-based compensation related activity, net of forfeitures	—	—	—	—	32	—	—	32
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Net proceeds from issuance of common stock	—	—	—	—	1	—	—	1
Common stock dividends/distributions(a)	—	—	—	—	—	—	(439)	(439)
Preferred stock dividends/distributions(a)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	164	164
Balance, September 30, 2018	415	$4	2	$—	$17,743	$(5)	$(5,447)	$12,295

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018	415	$4	2	$—	$17,767	$(5)	$(5,732)	$12,034
Stock-based compensation related activity, net of forfeitures	1	—	—	—	106	—	—	106
Purchases and retirement of common stock	—	—	—	—	(44)	—	—	(44)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(1,415)	(1,415)
Preferred stock dividends/distributions(a)	—	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	—	—	—	729	729
Balance, September 30, 2019	416	$4	2	$—	$17,829	$(5)	$(6,503)	$11,325

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017	406	$4	2	$—	$16,844	$(4)	$(4,505)	$12,339
Stock-based compensation related activity, net of forfeitures	1	—	—	—	92	—	—	92
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(b)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(1,315)	(1,315)
Preferred stock dividends/distributions(a)	—	—	—	—	—	—	(85)	(85)
Net income (loss)	—	—	—	—	—	—	458	458
Balance, September 30, 2018	415	$4	2	$—	$17,743	$(5)	$(5,447)	$12,295

(a)	See note 7 for information regarding common and preferred stock dividends declared per share.

(b)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2019, the condensed consolidated results of operations for both the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Notwithstanding the material impact to the Company's condensed consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance had no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants).
Lease Accounting — General. The Company adopted the new lease standard using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new lease standard did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The new lease standard provides a package of practical expedients, whereby companies can elect not to reassess (if applicable), (1) whether existing contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company elected the package of practical expedients upon adoption.
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
ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Certain of the Company's arrangements with tenants in its Fiber segment contain both lease and non-lease components. In such circumstances, the Company has determined (1) the timing and pattern of transfer for the lease and non-lease component are the same, and (2) the stand-alone lease component would be classified as an operating lease. As such, the Company has aggregated certain non-lease components with lease components and has determined that the lease components (generally dedicated fiber) represent the predominant component of the arrangement.
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
Site rental revenues from the Company’s contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years related to the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index), (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $107 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of September 30, 2019. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional information on revenues
As of both January 1, 2019 and September 30, 2019, $2.3 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the nine months ended September 30, 2019, approximately $320 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue. During the nine months ended September 30, 2018, approximately $310 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to site rental contracts in effect as of September 30, 2019.

	Three Months Ending December 31,	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contracted amounts(a)	$1,119	$4,085	$3,889	$3,659	$3,051	$8,655	$24,458

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

4.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2019.

	Original Issue Date		Contractual Maturity Date(a)		Balance as of September 30, 2019		Balance as of December 31, 2018	Stated Interest Rate as of September 30, 2019(a)
Secured Notes, Series 2009-1, Class A-1	July 2009		Aug. 2019		$—		$12	N/A
3.849% Secured Notes	Dec. 2012		Apr. 2023		995		994	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		69		70	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)	298		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	248		247	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	694		693	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	742		742	4.2%
Finance leases and other obligations	Various		Various	(c)	233		227	Various
Total secured debt					$3,279		3,283
2016 Revolver	Jan. 2016		June 2024	(h)	$390	(d)	$1,075	3.1%	(e)
2016 Term Loan A	Jan. 2016		June 2024	(h)	2,325		2,354	3.2%	(e)
2019 Commercial Paper Notes	N/A	(g)	N/A	(g)	—		—	N/A
3.400% Senior Notes	Feb./May 2016		Feb. 2021		850		850	3.4%
2.250% Senior Notes	Sept. 2016		Sept. 2021		698		697	2.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022		845		844	4.9%
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,643		1,641	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		744		742	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		744		743	3.2%
4.450% Senior Notes	Feb. 2016		Feb. 2026		893		892	4.5%
3.700% Senior Notes	May 2016		June 2026		744		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		495		494	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		993		992	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		989		988	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029	(f)	592		—	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029	(i)	543		—	3.1%
4.750% Senior Notes	May 2017		May 2047		343		343	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049	(f)	395		—	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049	(i)	345		—	4.0%
Total unsecured debt					$14,571		$13,399
Total debt and other obligations					17,850		16,682
Less: current maturities and short-term debt and other current obligations					100		107
Non-current portion of long-term debt and other long-term obligations					$17,750		$16,575

(a)	See the 2018 10-K, including note 8, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of September 30, 2019, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(d)	As of September 30, 2019, the undrawn availability under the 2016 Revolver was $4.6 billion.

(e)
Both the 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A") bear interest at a rate per annum equal to LIBOR plus a credit spread ranging from 1.000% to 1.750%, based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.125% to 0.350%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver.

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

(g)
In April 2019, the Company established an unsecured commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes. Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of commercial paper notes ("2019 Commercial Paper Notes") outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the 2019 Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the 2019 Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The 2019 Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of September 30, 2019, there were no outstanding 2019 Commercial Paper Notes. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of 2019 Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

(h)
In June 2019, the Company entered into an amendment to the Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.

(i)
In August 2019, the Company issued $900 million aggregate principal amount of senior unsecured notes ("August 2019 Senior Notes"), which consisted of (1) $550 million aggregate principal amount of 3.100% senior unsecured notes due November 2029 and (2) $350 million aggregate principal amount of 4.000% senior unsecured notes due November 2049. The Company used the net proceeds of the August 2019 Senior Notes offering to repay outstanding borrowings under the 2016 Revolver and CP Program.

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2019. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2019	2020	2021	2022	2023	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$28	$99	$1,674	$998	$3,603	$11,566	$17,968	$(118)	$17,850

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$173	$158	$509	$473
Amortization of deferred financing costs and adjustments on long-term debt	5	5	15	16
Other, net of capitalized interest	(5)	(3)	(14)	(11)
Total	$173	$160	$510	$478

5.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$182	$182	$277	$277
Restricted cash, current and non-current	1	143	143	136	136
Liabilities:
Total debt and other obligations	2	17,850	18,908	16,682	16,562

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
For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2019 and 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, as determined under the if-converted method.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to CCIC stockholders	$272	$164	$729	$458
Dividends on preferred stock	(28)	(28)	(85)	(85)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$244	$136	$644	$373

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	416	415	416	413
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	1	2	1
Diluted weighted-average number of common shares outstanding	418	416	418	414

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.59	$0.33	$1.55	$0.90
Diluted	$0.58	$0.33	$1.54	$0.90

Dividends/distributions declared per share of common stock	$1.125	$1.05	$3.375	$3.15
Dividends/distributions declared per share of preferred stock	$17.1875	$17.1875	$51.5625	$51.5625

During the nine months ended September 30, 2019, the Company granted one million restricted stock units. For both the three and nine months ended September 30, 2019, 14 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of September 30, 2019.

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
Other Matter
In September 2019, the Company received a subpoena from the SEC requesting certain documents from 2015 through the present, primarily related to the Company's long-standing capitalization and expense policies for tenant upgrades and installations in its services business. Prior to receiving this subpoena, the Company previously provided information to the SEC related to certain services-related transactions. The Company is cooperating fully with the SEC's investigation and cannot predict the ultimate timing, scope or outcome of this matter.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

9.	Leases
The following information is presented with respect to the Company's contracts that are subject to the new lease accounting standard and is exclusive of those contracts outside the scope of that standard.
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to site rental contracts in effect as of September 30, 2019 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease cost:
Operating lease expense(a)	$163	$485
Variable lease expense(b)	33	98
Total lease expense(c)	$196	$583

(a)	Represents the Company's operating lease expense related to its ROU assets for both the three and nine months ended September 30, 2019.

(b)
Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for both the three and nine months ended September 30, 2019. Such contingencies are recognized as expense in the period they are resolved.

(c)	Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T, Sprint and T-Mobile and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.1 billion, respectively, as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company recorded $55 million and $163 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of September 30, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 17 years and 4.4%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of September 30, 2019:

	Three Months Ending December 31,	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$133	$534	$528	$524	$520	$6,394	$8,633	$(2,857)	$5,776

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Comparative Information from 2018 Form 10-K
The Company adopted ASC 842 using a modified retrospective approach as of the effective date, without adjusting the comparative periods and therefore, as required by ASC 842, has included the following comparative information from note 14 to the consolidated financial statements in its 2018 Form 10-K.
The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$640	$631	$628	$623	$619	$8,054	$11,195

10.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2019, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 21, 2019	March 15, 2019	March 29, 2019	$1.125	$471	(a)
Common Stock	May 16, 2019	June 14, 2019	June 28, 2019	$1.125	$471	(a)
Common Stock	August 8, 2019	September 13, 2019	September 30, 2019	$1.125	$472	(a)
6.875% Mandatory Convertible Preferred Stock	December 11, 2018	January 15, 2019	February 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 19, 2019	April 15, 2019	May 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 17, 2019	July 15, 2019	August 1, 2019	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	September 18, 2019	October 15, 2019	November 1, 2019	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2019, the Company purchased 0.4 million shares of its common stock utilizing $44 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
See also note 13.

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
The following tables set forth the Company's segment operating results for the three and nine months ended September 30, 2019, and the respective comparative periods. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$829	$431		$1,260	$782	$402		$1,184
Segment services and other revenues	250	4		254	189	2		191
Segment revenues	1,079	435		1,514	971	404		1,375
Segment site rental cost of operations	218	141		359	215	131		346
Segment services and other cost of operations	143	2		145	115	1		116
Segment cost of operations(a)(b)	361	143		504	330	132		462
Segment site rental gross margin	611	290		901	567	271		838
Segment services and other gross margin	107	2		109	74	1		75
Segment selling, general and administrative expenses(b)	23	49		72	28	45		73
Segment operating profit (loss)	695	243		938	613	227		840
Other selling, general and administrative expenses			$56	56			$47	47
Stock-based compensation expense			29	29			32	32
Depreciation, amortization and accretion			389	389			385	385
Interest expense and amortization of deferred financing costs			173	173			160	160
Other (income) expenses to reconcile to income (loss) before income taxes(c)			14	14			47	47
Income (loss) before income taxes				$277				$169
Capital expenditures	$146	$382	$12	$540	$123	$348	$7	$478
Total assets (at period end)	$22,101	$15,565	$678	$38,344	$17,694	$14,326	$624	$32,644

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation of $7 million for both of the three months ended September 30, 2019 and 2018, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended September 30, 2019 and 2018. Selling, general and administrative expenses exclude stock-based compensation expense of $22 million and $25 million for the three months ended September 30, 2019 and 2018, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,451	$1,267		$3,718	$2,318	$1,189		$3,507
Segment services and other revenues	689	11		700	489	8		497
Segment revenues	3,140	1,278		4,418	2,807	1,197		4,004
Segment site rental cost of operations	647	418		1,065	641	388		1,029
Segment services and other cost of operations	398	6		404	292	6		298
Segment cost of operations(a)(b)	1,045	424		1,469	933	394		1,327
Segment site rental gross margin	1,804	849		2,653	1,677	801		2,478
Segment services and other gross margin	291	5		296	197	2		199
Segment selling, general and administrative expenses(b)	73	147		220	81	131		212
Segment operating profit (loss)	2,022	707		2,729	1,793	672		2,465
Other selling, general and administrative expenses			$168	168			$141	141
Stock-based compensation expense			90	90			84	84
Depreciation, amortization and accretion			1,176	1,176			1,138	1,138
Interest expense and amortization of deferred financing costs			510	510			478	478
Other (income) expenses to reconcile to income (loss) before income taxes(c)			41	41			153	153
Income (loss) before income taxes				$744				$471
Capital expenditures	$403	$1,108	$27	$1,538	$318	$900	$23	$1,241

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $21 million and $19 million for the nine months ended September 30, 2019 and 2018, respectively, and (2) prepaid lease purchase price adjustments of $15 million for both of the nine months ended September 30, 2019 and 2018. Selling, general and administrative expenses exclude stock-based compensation expense of $69 million and $65 million for the nine months ended September 30, 2019 and 2018, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$409	$—
Interest paid	547	503
Income taxes paid	13	15
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	327	—
Increase (decrease) in accounts payable for purchases of property and equipment	17	25
Purchase of property and equipment under finance leases and installment purchases	28	28

(a)	Excludes the Company's contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$182	$277
Restricted cash, current	138	131
Restricted cash reported within long-term prepaid rent and other assets, net	5	5
Cash, cash equivalents and restricted cash	$325	$413

13.	Subsequent Events
Common Stock Dividend
On October 14, 2019, the Company's board of directors declared a quarterly cash dividend of $1.20 per common share. The quarterly dividend will be payable on December 31, 2019, to common stockholders of record as of December 13, 2019.

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
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 83% of our third quarter 2019 consolidated net revenues. Our Towers segment and Fiber segment accounted for 66% and 34%, respectively, of our third quarter 2019 site rental revenues. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our tenants.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the nine months ended September 30, 2019.

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

◦
Discretionary capital expenditures of $1.5 billion for the nine months ended September 30, 2019, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

◦	We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.

•	Site rental revenues under long-term tenant contracts

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

◦
75% of our site rental revenues were derived from AT&T, T-Mobile, Verizon Wireless and Sprint for the nine months ended September 30, 2019. See also "Item 2. MD&A—General Overview—Outlook Highlights" presented below.

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

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of September 30, 2019, our outstanding debt has a weighted-average interest rate of 3.9% and weighted-average maturity of approximately seven years (assuming anticipated repayment dates on our Tower Revenue Notes).

◦	85% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.

•	During 2019, we have completed the following financing transactions (see note 4 to our condensed consolidated financial statements)

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

◦
In August 2019, we issued $900 million aggregate principal amount of senior unsecured notes ("August 2019 Senior Notes"), which consisted of (1) $550 million aggregate principal amount of 3.100% senior unsecured notes due November 2029 and (2) $350 million aggregate principal amount of 4.000% senior unsecured notes due November 2049. We used the net proceeds of the August 2019 Senior Notes offering to repay outstanding borrowings under the 2016 Revolver and CP Program.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2019.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦	During each of the first three quarters of 2019, we paid a common stock dividend of $1.125 per share, totaling approximately $1.4 billion for the nine months ended September 30, 2019.

◦
In October 2019, our board of directors declared a quarterly common stock dividend of $1.20 per share, which represents an increase of approximately 7% from the quarterly common stock cash dividend declared during the first three quarters of 2019.

◦	We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.80 per share, or an aggregate amount of approximately $2.0 billion.

◦
Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 10.

◦
During each of the first three quarters of 2019, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $85 million for the nine months ended September 30, 2019. We currently expect our preferred stock dividends, prior to the mandatory conversion of our 6.875% Mandatory Convertible Preferred Stock in August 2020, to be a cumulative amount of $51.5625 per share, or an aggregate amount of approximately $85 million. Any future preferred stock dividends are subject to declaration by our board directors.

Outlook Highlights
The following are certain highlights of our full year 2019 and 2020 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2018, both our full year 2019 and 2020 site rental revenue growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

•
We expect discretionary capital expenditures for both 2019 and 2020 to exceed 2018 levels due to the construction of new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures to remain approximately 2% of net revenues for both full year 2019 and 2020.

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

Highlights of our results of operations for the three months ended September 30, 2019 and 2018 are depicted below.

($ in millions)	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$829	$782	+$47	+6%
Fiber site rental revenues	$431	$402	+$29	+7%
Total site rental revenues	$1,260	$1,184	+$76	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$611	$567	+$44	+8%
Fiber site rental gross margin(a)	$290	$271	+$19	+7%
Services and other gross margin:
Towers services and other gross margin(a)	$107	$74	+$33	+45%
Fiber services and other gross margin(a)	$2	$1	+$1	+100%
Segment operating profit:
Towers operating profit(a)	$695	$613	+$82	+13%
Fiber operating profit(a)	$243	$227	+$16	+7%
Net income attributable to CCIC common stockholders	$244	$136	+$108	+79%
Adjusted EBITDA(b)	$882	$793	+$89	+11%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $76 million, or 6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
Towers site rental revenues for the third quarter of 2019 were $829 million and increased by $47 million, or 6%, from $782 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the third quarter of 2019 were $431 million and increased by $29 million, or 7%, from $402 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $107 million for the third quarter of 2019 and increased by $33 million, or 45%, from $74 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers operating profit for the third quarter of 2019 increased by $82 million, or 13%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the third quarter of 2019 increased by $16 million, or 7%, from the same period in the prior year. Fiber operating profit was positively impacted by the aforementioned increased demand for small cells and fiber solutions.

Interest expense and amortization of deferred financing costs were $173 million for the third quarter of 2019 and increased by $13 million, or 8%, from $160 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. As a result of repaying certain of our indebtedness, in conjunction with our refinancing activities, we incurred a loss on retirement of long-term obligations of $32 million during the third quarter of 2018.
For the third quarter of 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2018 Form 10-K.
Net income attributable to CCIC stockholders was $244 million during the third quarter of 2019 compared to $136 million during the third quarter of 2018. The increase was predominately related to net growth in our Towers and Fiber segments and a decrease in losses on retirement of long-term obligations, partially offset by an increase in interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $89 million, or 11%, from the third quarter of 2018 to the third quarter of 2019. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments.

Highlights of our results of operations for the nine months ended September 30, 2019 and 2018 are depicted below.

($ in millions)	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,451	$2,318	+$133	+6%
Fiber site rental revenues	$1,267	$1,189	+$78	+7%
Total site rental revenues	$3,718	$3,507	+$211	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,804	$1,677	+$127	+8%
Fiber site rental gross margin(a)	$849	$801	+$48	+6%
Segment services and other gross margin:
Towers services and other gross margin(a)	$291	$197	+$94	+48%
Fiber services and other gross margin(a)	$5	$2	+$3	+150%
Segment operating profit:
Towers operating profit(a)	$2,022	$1,793	+$229	+13%
Fiber operating profit(a)	$707	$672	+$35	+5%
Net income attributable to CCIC common stockholders	$644	$373	+$271	+73%
Adjusted EBITDA(b)	$2,561	$2,324	+$237	+10%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $211 million, or 6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This growth was predominately comprised of the factors depicted in the chart below:
($ in millions)

(a)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
Towers site rental revenues for the first nine months of 2019 were $2.5 billion and increased by $133 million, or 6%, from $2.3 billion during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first nine months of 2019 were $1.3 billion and increased by $78 million, or 7%, from $1.2 billion during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $291 million for the first nine months of 2019 and increased by $94 million, or 48%, from $197 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first nine months of 2019 were $457 million and increased by $39 million, or 9%, from $418 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business, including the expansion of our Fiber segment.
Towers operating profit for the first nine months of 2019 increased by $229 million, or 13%, from the same period in the prior year. Towers operating profit primarily reflects the growth in our Towers site rental activities and relatively fixed costs to operate our towers.

Fiber operating profit for the first nine months of 2019 increased by $35 million, or 5%, from the same period in the prior year. Fiber operating profit was positively impacted by the aforementioned increased demand for small cells and fiber solutions and was partially offset by an increase in Fiber-related selling, general and administrative expenses, as described above.
Depreciation, amortization and accretion was $1.2 billion for the first nine months of 2019 and increased by $38 million, or 3%, from $1.1 billion during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $510 million for the first nine months of 2019 and increased $32 million, or 7%, from $478 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. As a result of repaying certain of our indebtedness, in conjunction with our refinancing activities, we incurred losses on retirements of long-term obligations of $2 million and $106 million for the first nine months of 2019 and 2018, respectively. See note 4 to our condensed consolidated financial statements.
For the first nine months of 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in our 2018 Form 10-K.
Net income attributable to CCIC stockholders was $644 million for the first nine months of 2019 compared to $373 million during the first nine months of 2018. The increase was predominately due to net growth in our Towers and Fiber segments and a decrease in losses on retirement of long-term obligations, partially offset by an increase in expenses, including increases in (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $237 million, or 10%, from the first nine months of 2018 to the first nine months of 2019. Adjusted EBITDA was positively impacted by the growth in our site rental activities in both the Towers and Fiber segments.

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

Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2019. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 8 to our condensed consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions)
Cash, cash equivalents, and restricted cash(a)	$325
Undrawn 2016 Revolver availability(b)	4,590
Debt and other long-term obligations (current and non-current)(c)	17,850
Total equity	11,325

(a)	Inclusive of $5 million included within "Long-term prepaid rent and other assets, net" on our condensed consolidated balance sheet.

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
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash provided by operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $100 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.80 per share, or an aggregate amount of approximately $2.0 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) prior to the mandatory conversion of our 6.875% Mandatory Convertible Preferred Stock in August 2020, dividend payments related to such preferred stock of approximately $85 million and (4) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,891	$1,775	$116
Investing activities	(1,550)	(1,281)	(269)
Financing activities	(429)	(480)	51
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88)	14	(102)
Effect of exchange rate changes on cash	—	(1)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(88)	$13	$(101)
Operating Activities
Net cash provided by operating activities for the first nine months of 2019 increased by $116 million, or 7%, compared to the first nine months of 2018, due primarily to the growth in our core business offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash used for investing activities for the first nine months of 2019 increased $269 million from the first nine months of 2018 as a result of increased discretionary capital expenditures due to the construction of small cells and fiber.
Capital Expenditures
Our capital expenditures have been categorized as discretionary, sustaining or integration as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They primarily consist of expansion or development of communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants), and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relates to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Integration capital expenditures consist of those capital expenditures made as a result of integrating acquired companies into our business.

•
Sustaining capital expenditures consist of those capital expenditures not otherwise categorized as discretionary or integration capital expenditures, such as (1) maintenance capital expenditures on our communications infrastructure assets that enable our tenants' ongoing quiet enjoyment of the communications infrastructure and (2) ordinary corporate capital expenditures.

Capital expenditures for the nine months ended September 30, 2019 and 2018 were as follows:
Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2019 and 2020 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.80 per share over the next 12 months, or an aggregate amount of approximately $2.0 billion), paying dividends on our 6.875% Mandatory Convertible Preferred Stock (expected to total approximately $85 million, prior to the mandatory conversion of such preferred stock in August 2020), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See notes 4, 10 and 13 to our condensed consolidated financial statements.
Net cash used for financing activities for the first nine months of 2019 decreased by $51 million from the first nine months of 2018 as a result of the net impact from our common and preferred stock dividend payments, purchases of common stock and our issuances, purchases and repayments of debt (including with respect to our 2016 Revolver and CP Program). See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 10 to our condensed consolidated financial statements for further information.

Credit Facility.
In June 2019, we entered into an amendment to the Credit Facility to (1) increase the commitments under the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 1, 2019, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. As of November 1, 2019, there was $390 million outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See Item 2. MD&A—General Overview—Business Fundamentals and Results and note 4 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock Activity. See note 10 and note 13 to our condensed consolidated financial statements for further information regarding our common stock and dividends. See below for a discussion of the anticipated mandatory conversion of 6.875% Mandatory Convertible Preferred Stock.
Convertible Preferred Stock Activity. As of both September 30, 2019 and December 31, 2018, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7608 shares (based on the current maximum conversion price of $114.15) and 10.5129 shares (based on the current minimum conversion price of $95.12) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7608 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Mandatory Convertible Preferred Stock dividends.
ATM Program. See note 10 to our condensed consolidated financial statements for further information regarding our 2018 ATM Program.
Debt Covenants. The credit agreement governing the 2016 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants, and based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See our 2018 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

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
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use our incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$272	$164	$729	$458
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	2	8	13	18
Acquisition and integration costs	4	4	10	18
Depreciation, amortization and accretion	389	385	1,176	1,138
Amortization of prepaid lease purchase price adjustments	5	5	15	15
Interest expense and amortization of deferred financing costs	173	160	510	478
(Gains) losses on retirement of long-term obligations	—	32	2	106
Interest income	(2)	(1)	(5)	(4)
Other (income) expense	5	(1)	6	—
(Benefit) provision for income taxes	5	5	15	13
Stock-based compensation expense	29	32	90	84
Adjusted EBITDA(a)	$882	$793	$2,561	$2,324

(a)	The components in this table may not sum to the total due to rounding.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($17.9 billion outstanding at September 30, 2019 and $16.7 billion at December 31, 2018);

•
our $2.7 billion and $3.4 billion of floating rate debt at September 30, 2019 and December 31, 2018, respectively, which represented approximately 15% and 21% of our total debt, as of September 30, 2019 and December 31, 2018, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We have no debt maturities (or anticipated repayment dates on our Tower Revenue Notes) over the next 12 months, other than principal payments on amortizing debt. We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2019, we had $2.7 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2019. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and our 2018 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value(a)
	(Dollars in millions)
Debt:
Fixed rate(b)	$13	$41	$1,586	$881	$3,427	$9,303	$15,251	$16,191
Average interest rate(b)(c)(d)	4.3%	4.4%	2.9%	5.2%	4.2%	5.0%	4.6%
Variable rate(e)	$15	$58	$88	$117	$176	$2,263	$2,717	$2,717
Average interest rate(e)	3.0%	2.6%	2.4%	2.5%	2.6%	2.6%	2.6%

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

In Item 1A of our 2018 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and network services.” In light of the U.S. Department of Justice’s proposed settlement in July 2019 and the approval by the Federal Communications Commission in October 2019 regarding the merger between T-Mobile and Sprint, set forth below is certain updated information relating to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2018 Form 10-K, as updated by the information contained below.

For the nine months ended September 30, 2019, T-Mobile and Sprint represented approximately 21% and 13%, respectively, of the Company's consolidated site rental revenues. In addition, there is an average of approximately six years of current term remaining on all lease agreements with each of T-Mobile and Sprint. Further, the Company derived approximately 7% and 6% of its consolidated site rental revenues from T-Mobile and Sprint, respectively, on towers where both carriers currently reside, inclusive of an approximately 1% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2019	1	$135.33	—	—
August 1 - August 31, 2019	1	139.97	—	—
September 1 - September 30, 2019	3	146.63	—	—
Total	5	$142.87	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	August 15, 2019	4.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 4, 2019	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2019	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)