Form 10-K
period 2019-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2020-03-10
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(Address of principal executive offices) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	CCI	New York Stock Exchange
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	CCI.PRA	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: NONE.
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of a "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $54.0 billion as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $130.35 per share.
Applicable Only to Corporate Registrants
As of March 6, 2020, there were 416,746,380 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2020 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued adoption and increase in usage of high-bandwidth applications by organizations, (9) expected benefits of future potential spectrum auctions, (10) competitive factors affecting our business, (11) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (12) assumed conversion of 6.785% Mandatory Convertible Preferred Stock and the impact therefrom and dividends expected to be paid on such preferred stock, (13) our full year 2020 outlook and the anticipated growth in our financial results, including future revenues, and the expectations regarding our 2020 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (14) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants, future of LIBOR and any replacement rate thereto, level of available commitment we intend to maintain under our debt instruments, and the plans for and the benefits of any future refinancings, (15) the utility of certain financial measures, including non-GAAP financial measures, (16) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (17) adequacy, projected sources and uses of liquidity, (18) expectations related to the impact of tenant consolidation or ownership changes, including the impact from the potential transaction between T-Mobile and Sprint, (19) continued slowdown in demand for our communications infrastructure, (20) expectations regarding non-renewals of tenant contracts, (21) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (22) the potential effects of the restatement of our previously issued consolidated financial statements, including the Historical Adjustments (as defined below) related thereto, and any litigation stemming therefrom and (23) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting. All future dividends are subject to declaration by our board of directors.
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

Explanatory Note

General
Prior to the filing of this Form 10-K, we identified historical errors related to the timing of revenue recognition for our tower installation services. Specifically, we determined that our historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under generally accepted accounting principles in the U.S. ("GAAP"). Instead, a portion of the transaction price for our tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represents a lease component and should be recognized as site rental revenues on a ratable basis over the associated estimated lease term.
Due to these errors, on February 25, 2020, the Audit Committee of our Board of Directors, after considering the recommendation of management and after discussion with our independent registered public accounting firm, PricewaterhouseCoopers LLP, concluded that the following previously issued financial statements should no longer be relied upon: (1) our audited consolidated financial statements and related disclosures for years ended December 31, 2016 through and including 2018, and (2) each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during 2018 and for the first three quarters of fiscal year 2019. As a result, we have restated our financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. The restatement also affects periods prior to 2017, the cumulative effect of which is reflected as an adjustment to opening "Dividends/distributions in excess of earnings" as of January 1, 2017.
Items Restated in This Filing
For ease of reference, this Annual Report on Form 10-K restates historical information in the following sections:
•Part II, Item 6. Selected Financial Data
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part IV, Item 15. Exhibits, Financial Statement Schedules
Impact of Restatement
The restatement of previously issued consolidated financial statements reduced our net income and diluted earnings per share for the year ended December 31, 2018 by approximately $48 million or $0.11 per share, respectively, and $59 million or $0.16 per share, respectively, for the year ended December 31, 2017. The cumulative impact of the errors for all previously issued financial statements for the periods through September 30, 2019 was a reduction in net income of approximately $516 million. The historical errors do not have an impact on the Company’s business operations or net cash flows. We refer to the adjustments to correct the historical error described above as the "Restatement Adjustments." In addition to the Restatement Adjustments, we have also made other adjustments to the financial statements referenced above to correct errors that were not material to our consolidated financial statements. Such immaterial adjustments are related to (1) an out-of-period adjustment to reduce 2017 site development service revenues which are now recorded in 2016; and (2) a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures.  These immaterial adjustments relate exclusively to our Towers segment. Collectively, we refer to the Restatement Adjustments and immaterial adjustments as "Historical Adjustments."
Note 2 to our consolidated financial statements illustrates the impact of the Historical Adjustments to our consolidated financial statements for the years ended December 31, 2018 and 2017. For information on the restatement for years prior to 2017, see "Item 6. Selected Financial Data" in this Annual Report on Form 10-K.
The restated quarterly unaudited financial information for the quarters and year-to-date periods described above is included in note 18 to our consolidated financial statements within this Form 10-K. As such, we have not amended, and do not intend to amend, previously filed Quarterly Reports on Form 10-Q.
Internal Control Considerations
We have determined that the restatement of our previously issued financial statements as described above indicates the existence of a material weakness in our internal control over financial reporting and that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2019. We have created a plan of remediation to address the material weakness. See Item 9A in this Annual Report on Form 10-K for a further discussion of the material weakness in our internal control over financial reporting and plan of remediation.

PART I

Item 1.     Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) 80,000 route miles of fiber primarily supporting small cell networks ("small cells") and fiber solutions. We refer to our towers, fiber and small cells assets collectively as "communications infrastructure," and to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs.
Below is certain information concerning our core business:

•
Over the last two decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, both through acquisitions (see note 4 to our consolidated financial statements) and new construction of small cells and fiber, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless tenants to expand coverage and capacity for wireless networks. Furthermore, within our Fiber segment, we seek to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' tenants.

•	Below is certain information regarding our Towers segment:

◦	Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs.

◦
We derive approximately 40% of our Towers site rental gross margin from towers residing on land and other property interests (collectively, "land") that we own, including through fee interests and perpetual easements, and we derive approximately 60% of our Towers site rental gross margin from towers residing on land that we lease, sublease, manage or license.

◦
The contracts for the land under our towers have an average total remaining life of approximately 35 years (including all renewal terms exercisable at our option), weighted based on Towers site rental gross margin.

•	Below is certain information regarding our Fiber segment:

◦	The majority of our small cells and fiber are located in major metropolitan areas, including a presence within every major U.S. market.

◦	The vast majority of our small cells and fiber assets is located on public rights-of-way.

•	We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—2019 Industry Highlights and Company Developments—REIT Status" and note 11 to our consolidated financial statements.
Certain information concerning our tenant contracts is as follows:

•	Our largest tenants are T-Mobile, AT&T, Verizon Wireless and Sprint, which collectively accounted for approximately 75% of our 2019 consolidated site rental revenues.

•	Site rental revenues represented 88% of our 2019 consolidated net revenues, of which approximately 67% and 33% were from our Towers segment and our Fiber segment, respectively.

•	The vast majority of our site rental revenues are of a recurring nature and are pursuant to long-term tenant contracts with our tenants.

•
Our site rental revenues derived from wireless tenants typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price and, in some cases, an additional upfront payment.

•
Our site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), typically result from tenant contracts with (1) initial terms that generally vary between three to 20 years and (2) a fixed monthly recurring fee and, in some cases, an additional upfront payment.

•
Exclusive of renewals exercisable at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately five years and represent $24 billion of expected future cash inflows.

As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:

•
Grow cash flows from our existing communications infrastructure. We are focused on maximizing the recurring site rental cash flows generated from providing our tenants with long-term access to our shared infrastructure assets, which we believe is the core driver of value for our stockholders. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing network needs through our shared communications infrastructure model, which is an efficient and cost-effective way to serve our tenants. Additionally, we believe our ability to share our fiber assets across multiple tenants to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return.

•
Return cash generated by operating activities to common stockholders in the form of dividends. We believe that distributing a meaningful portion of our cash generated by operating activities appropriately provides common stockholders with increased certainty for a portion of expected long-term stockholder value while still allowing us to retain sufficient flexibility to invest in our business and deliver growth. We believe this decision reflects the translation of the high-quality, long-term contractual cash flows of our business into stable capital returns to common stockholders.

•
Invest capital efficiently to grow cash flows and long-term dividends per share. In addition to adding tenants to existing communications infrastructure, we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. These investments include constructing and acquiring new communications infrastructure that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Our historical investments have included the following (in no particular order):

◦	construction of towers, fiber and small cells;

◦	acquisitions of towers, fiber and small cells;

◦	acquisitions of land interests (which primarily relate to land assets under towers);

◦	improvements and structural enhancements to our existing communications infrastructure;

◦	purchases of shares of our common stock from time to time; and

◦	purchases, repayments or redemptions of our debt.
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly constructed or acquired communications infrastructure, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development and installation services within our Towers segment.
Company Developments, REIT Status and Industry Overview
Company Developments. The Company is a Delaware company founded in 1995. See "Item 1. Business—Overview," "Item 1. Business—The Company," "Item 7. MD&A" and our consolidated financial statements for a discussion of certain recent developments, activities, and results, including the increase in our quarterly common stock dividend and our recent debt and equity financing activities.

REIT Status. We commenced operating as a REIT for U.S. federal income tax purposes effective January 1, 2014. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
The Tax Cuts and Jobs Act, which was signed into law in 2017 ("Tax Reform Act"), made substantial changes to the Code. Among the many changes impacting corporations are a significant reduction in the corporate income tax rate, the repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility of interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The Tax Reform Act has not had a material impact on us.
The vast majority of our assets and revenues are in the REIT. See note 11 to our consolidated financial statements. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located.
Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS.
To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) (see notes 3 and 11 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization.
Industry Overview. Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by growth in factors such as (1) mobile entertainment (such as mobile video, mobile applications and social networking), (2) mobile internet usage (such as email and web browsing), (3) machine-to-machine applications or the "Internet of Things" (such as smart city technologies), and (4) the adoption of other bandwidth-intensive applications (such as cloud services and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets, wearables and other emerging and embedded devices, and U.S. wireless carriers are among the first carriers in the world to begin offering commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
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

•
Next-generation technologies and new uses for wireless communications may potentially result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of the Internet of Things (such as connected cars, smart cities and virtual reality); and

•	The continued adoption of bandwidth-intensive applications could result in demand for high-capacity, multi-location, fiber-based network solutions.
The Company
Virtually all of our operations in both our Towers and Fiber operating segments are located in the U.S. For more information about our operating segments, see "Item 7. MD&A—General Overview" and note 16 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term tenant contracts in the U.S. We believe our communications infrastructure is integral to our tenants' networks and organizations. See "Item 1. Business—Strategy."

Towers Segment. We believe towers are the most efficient and cost-effective solution for providing coverage and capacity for wireless carrier network deployments. We acquired ownership interests or exclusive rights to the majority of our towers directly or indirectly from the four largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition"), which had originally acquired the majority of its towers from Sprint, (4) companies now part of Verizon Wireless in 1999 and 2000 and (5) companies now part of AT&T in 1999 and 2000.
We generally receive monthly rental payments from our Towers tenants pursuant to long-term tenant contracts. Typically, we negotiate initial contract terms of five to 15 years, with multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, and our tenant contracts typically include fixed escalations (which generally exceed expected non-renewals, as discussed below). We strive to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates.
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 97% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See note 5 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options.
The average monthly rental payment from a new tenant added to towers can vary based on (1) aggregate tenant volume, (2) the region in the U.S. where the tower is located, or (3) the amount of space granted to a tenant, which can be influenced by the physical size, weight and shape of the tenant's antenna installation or related equipment. When possible, we seek to receive rental payment increases in connection with tenant contract amendments, pursuant to which our tenants add antennas or other equipment to our towers on which they already have equipment pursuant to preexisting tenant contracts. Our Towers tenant contracts and pricing are not influenced by whether or not we perform the respective site development or installation services. See "—Services" below for a further discussion of our tower installation services.
As of December 31, 2019, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower is approximately 2.1. The following chart sets forth the number of existing tenants per tower as of December 31, 2019 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Fiber Segment. Our Fiber segment includes both small cells and fiber solutions.

•
Our small cells offload data traffic from towers and bolster our tenants' network capacity where data demand is the greatest, and are typically attached to public right-of-way infrastructure, including utility poles and street lights.

•
We offer certain fiber solutions to organizations with high-bandwidth and multi-location demands. Our fiber solutions provide essential connectivity resources needed to create integrated networks and support organizations.

Our fiber assets include those acquired from: (1) NextG Networks, Inc. in 2012 ("NextG Acquisition"), (2) Quanta Fiber Networks, Inc. in 2015 ("Sunesys Acquisition"), (3) FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. in 2017 ("FiberNet Acquisition"), (4) Wilcon Holdings LLC in 2017 ("Wilcon Acquisition") and (5) LTS Group Holdings LLC in 2017 ("Lightower Acquisition"). We refer to the FiberNet Acquisition, Wilcon Acquisition and Lightower Acquisition collectively as the "2017 Acquisitions."
We generally receive monthly recurring payments from our Fiber tenants and, in some cases, receive upfront payments, pursuant to tenant contracts. The average monthly rental payment from a new tenant can vary based on the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site and (4) any upfront payment received.
Additional site rental information. For both our Towers and Fiber segments, we have existing master agreements with our largest tenants, including T-Mobile, AT&T, Verizon Wireless and Sprint. Such agreements provide certain terms (including economic terms) that govern underlying contracts (entered into during the term of the master agreements) regarding the right to use our communications infrastructure by such tenants.
Approximately half of our site rental cost of operations consists of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing communications infrastructure assets at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically approximately 2% of net revenues. See note 15 to our consolidated financial statements for a tabular presentation of the rental payments owed by us to landlords pursuant to our contractual agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services and (2) installation services. For 2019, approximately 55% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our service revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our tenants. We do not always provide the installation services or site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with several competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis. The terms and pricing of both site development services and installation services are negotiated separately from our tenant contracts.
Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.
Our Fiber customers generally consist of large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise, government, education, healthcare, wholesale, financial, legal, media and entertainment, content distribution, and energy and utilities customers.

Our four largest tenants are T-Mobile, AT&T, Verizon Wireless and Sprint. Collectively, these four tenants accounted for approximately 75% of our 2019 site rental revenues. See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 16 to our consolidated financial statements. For 2019, our site rental revenues by tenant were as follows:
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
Our sales team is organized based on a variety of factors, including tenant type (such as wireless carriers and organizations) and geography. A team of national account directors maintains our relationships with our largest tenants. These directors work to develop new business opportunities, as well as to ensure that tenants' communications infrastructure needs are efficiently translated into new contracts for our communications infrastructure. Sales personnel in our local offices develop and maintain relationships with our tenants that are expanding their networks, entering new markets, seeking new or additional communication infrastructure offerings, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior-level employees spend a significant portion of their time on sales and marketing activities and call on existing or prospective tenants.
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
Some of our largest competitors in the Towers segment are American Tower Corporation and SBA Communications Corporation. Our Fiber segment business competitors can vary significantly based on geography. Some of the larger competitors in the Fiber segment include other owners of fiber, as well as recent and potential entrants into small cells and the fiber solutions business. We believe that location, existing communications infrastructure footprint, deployment speed, quality of service, expertise, reputation, capacity and price have been and will continue to be the most significant competitive factors affecting our businesses. See "Item 1A. Risk Factors" for a discussion of competition in our industry.
Competitors to our services offering include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, our tenants' internal staff or contractors, or telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors. We believe that our tenants base their decisions on the outsourcing of services on criteria such as a company's experience, record of accomplishment, reputation, price and time for completion of a project.
Employees
At January 31, 2020, we employed approximately 5,100 people. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory and Environmental Matters
We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including FCC and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations, including any environmental regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review or modification by the applicable governmental authority from time to time. If we fail to comply with applicable laws and regulations, we may be fined or even lose our rights to conduct some of our business.
Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications, radio, or television broadcasting. Such regulations control the siting, construction, modification, lighting, and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower or antenna structures based upon the height or location, including proximity to airports. Proposals to construct or to modify existing tower or antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting or marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages.
State and Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers and small cells. The law, however, limits state and local zoning authority by prohibiting actions by such authorities that discriminate between different service providers of wireless communications or prohibit altogether (actually or effectively) the provision of wireless communications. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to construction. Local regulatory authorities may render decisions that prevent the construction or modification of towers or small cells, or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of such infrastructure. Over the last several years, the FCC has adopted regulations and 28 states have passed legislation intended to expedite and streamline the deployment of wireless networks, including establishing presumptively reasonable timeframes for reviews by local and state governments. Notwithstanding such developments, decisions of local regulatory authorities and utilities in certain jurisdictions may continue to adversely affect deployment timing and cost.
Certain of our subsidiaries hold state authorizations, including authorizations to act as competitive local exchange carriers ("CLEC"), to provide intrastate telecommunication services in addition to FCC authorization to provide domestic interstate telecommunication services. State authorizations may help promote access to public rights-of-way, which is beneficial to the timely deployment of fiber and small cells, and often allow us to deploy such infrastructure in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower and rooftop sites. See "Item 1A. Risk Factors" for additional information regarding rights to our infrastructure.
Environmental. We are required to comply with a variety of federal, state and local environmental laws and regulations protecting environmental quality, including air and water quality and wildlife protection. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See "Item 1A. Risk Factors" for additional information regarding compliance with laws and regulations.
The construction of new towers and small cells or, in some cases, their modification in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. NEPA regulations require applicants to investigate the potential environmental impact of the proposed tower or small cells construction. If the FCC determines that the proposed tower or small cells construction or modification presents a significant environmental impact, the FCC is required to prepare an environmental impact statement, which is subject to public comment. Such determination could significantly delay the FCC's approval of the construction or modification.

Our operations are also subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of, or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our tenant contracts prohibit our tenants from using or storing any hazardous substances on our communications infrastructure sites in violation of applicable environmental laws and require our tenants to provide notice of certain environmental conditions caused by them.
We are subject to Occupational Safety and Health Administration and similar guidelines regarding employee protection from radio frequency exposure. In recent years, the scientific community has extensively studied low-level radio frequency emissions to determine whether they have any connection to certain negative health effects, such as cancer.
We have compliance programs and monitoring projects designed to promote compliance with applicable environmental laws and regulations. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.
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
In addition, our corporate governance guidelines, business practices, ethics policy and financial code of ethics and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our website at http://www.crowncastle.com/investors/corporate-governance, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the ethics policy and financial code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

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
Tenant demand for our communications infrastructure depends on consumers' and organizations' demand for data. Additionally, the willingness of our tenants to utilize our communications infrastructure, or renew or extend existing tenant contracts on our communications infrastructure, is affected by numerous factors, including:

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

•
technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as a substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

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
The amount, timing, and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in tenant network investment typically impact the demand for our communications infrastructure. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies (including small cells and fiber solutions), or plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the industries in which our tenants operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for data or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our tenants or their industries, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure or services. In addition, a slowdown may increase competition for site rental tenants or services. Such an industry slowdown or a reduction in tenant network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and services.
Our four largest tenants are T-Mobile, AT&T, Verizon Wireless and Sprint. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets, or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. In addition to our four largest tenants, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions tenants and (2) new entrants offering or contemplating offering wireless services. Such tenants (including those dependent on government funding) may be smaller or have less financial resources than our four largest tenants, may have business models which may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of our tenant contracts, we expect that the impact to our site rental revenues from any termination of our tenant contracts as a result of such potential consolidation would be spread over multiple years. Such consolidation (or potential consolidation) may result in a reduction or slowdown in such tenants' network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our communications infrastructure and services, which in turn may result in a reduction in our revenues or cash flows.
In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. For the year ended December 31, 2019, T-Mobile and Sprint represented approximately 21% and 14%, respectively, of our consolidated site rental revenues. Further, during 2019, we derived approximately 7% and 6% of our consolidated site rental revenues from T-Mobile and Sprint, respectively, on towers where both carriers currently reside, inclusive of approximately 1% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks. In addition, there is an average of approximately six years of current term remaining on all tenant contracts with both T-Mobile and Sprint.
This potential transaction between T-Mobile and Sprint may result in a decrease or delay in demand for our communications infrastructure and services, either (1) prior to the closing of such transaction or (2) as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks following the closing of such transaction. Any such decrease or delay may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.
To date, we have experienced a slowdown in demand due to the uncertainty surrounding the completion of the proposed merger. Further delay in the completion of the proposed transaction may extend such slowdown. We cannot predict with certainty how the demand for our communications infrastructure and services will be impacted in the event the proposed merger is or is not ultimately consummated.
See also "Item 1. Business—The Company" and note 16 to our consolidated financial statements for further information regarding our largest tenants.
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
Our Fiber segment has expanded rapidly, and the Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
In recent years, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 33% of our site rental revenues for each of the years ended December 31, 2019 and 2018. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks (including the scalability of processes) that are different from our Towers business, including:

•	the use of public rights-of-way and franchise agreements;

•	the use of poles and conduits owned solely by, or jointly with, third parties;

•	risks relating to overbuilding;

•	risks relating to the specific markets that we choose to operate in or plan to operate in;

•	risks relating to construction hazards, construction management and construction-related billings to tenants;

•	risks relating to wireless carriers building their own small cell networks, or tenants utilizing their own or alternative fiber assets;

•	the risk of failing to optimize the use of our finite supply of fiber strands;

•	damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;

•	the risk of failing to properly maintain or operate highly specialized hardware and software;

•	network data security risks;

•	the risk of new technologies that could enable tenants to realize the same benefits with less utilization of our fiber;

•	potential damage to our overall reputation as a communications infrastructure provider; and

•	the use of CLEC status.
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions may be lower or slower than we anticipate or may cease to exist altogether. Our Fiber operations will also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including those stemming from the deployment, location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware.
Failure to timely and efficiently execute on our construction projects could adversely affect our business.
Our construction projects and related contracts, particularly in our Fiber business, can be long-term, complex in nature, and challenging to execute.  The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated tenant relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources.  In connection with our construction projects, we generally bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance.  Further, investments in newly constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to realize future tenant additions at anticipated levels. Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform.  On occasion, we experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner could have a material adverse effect on our business.

Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments and our 6.875% Convertible Preferred Stock limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $18.4 billion as of March 6, 2020). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:

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

•
we could fail to remain qualified for taxation as a REIT due to limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments or the terms of our 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock").

Currently we have debt instruments in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement ("Credit Agreement") governing our senior unsecured credit facility, which consists of our senior unsecured term loan A facility and senior unsecured revolving credit facility (collectively, "2016 Credit Facility"), contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the associated revenues. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants. See also our risk factor below associated with our identified material weakness in internal controls over financial reporting for further discussion of risks that may impact our access to capital markets.
CCIC is a holding company that conducts all of its operations through its subsidiaries. Accordingly, CCIC's sources of cash to pay interest or principal on its outstanding indebtedness are distributions relating to its respective ownership interests in its subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by CCIC's subsidiaries are first applied by such subsidiaries to conduct their operations, including servicing their respective debt obligations, after which any excess cash flows generally may be paid to CCIC, in the absence of any special conditions, such as a continuing event of default. However, CCIC's subsidiaries are legally distinct from the holding company and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.
If we fail to pay scheduled dividends on our 6.875% Convertible Preferred Stock (prior to the automatic conversion in August 2020), in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.

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
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $5.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of March 6, 2020, has $4.4 billion of undrawn availability, or (3) our ability to issue the full amount of the $1.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of March 6, 2020, had $360 million outstanding.
Borrowings under our 2016 Credit Facility generally bear an interest rate based on the London interbank offered rate ("LIBOR") per annum plus a credit spread based on our senior unsecured credit rating. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. Our Credit Agreement contemplates a mechanism for replacing LIBOR with a new benchmark rate (to be agreed upon by us and the administrative agent) for loans made under the 2016 Credit Facility. This mechanism is triggered in the event that LIBOR is no longer published or otherwise available as a benchmark for establishing interest rates for loans. Since the conditions for the implementation of this mechanism have not yet been triggered, we cannot determine with certainty what such replacement rate would be or reasonably predict the potential effect of these changes, other reforms or the establishment of alternative reference rates on our business. The discontinuation, reform or replacement of LIBOR could result in interest rate increases on our 2016 Credit Facility, which could adversely affect our cash flows and operating results.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2018 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of March 6, 2020, we had approximately $750 million of gross sales of common stock remaining under our 2018 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 12 to our consolidated financial statements. As of March 6, 2020, we had approximately 417 million shares of common stock outstanding.
We have reserved 9 million and 17 million shares of common stock, respectively, for issuance in connection with awards granted under our various stock compensation plans and our 6.875% Convertible Preferred Stock, which will automatically convert into common stock on August 1, 2020. See "Item 7. MD&A—Liquidity and Capital Resources—Mandatory Convertible Preferred Stock." The dividends on our 6.875% Convertible Preferred Stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock.
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
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of an existing tower, fiber, or small cell installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins, or maintain or increase our market share. In addition, competition (primarily in our fiber solutions business) may, in certain circumstances, cause us to renegotiate certain existing tenant contracts to avoid early contract terminations. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.
Our Fiber business may have different competitors than our Towers business, including other owners of fiber, as well as new entrants into small cells and fiber solutions, some of which may have larger networks or greater financial resources than we have.
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
If we fail to retain rights to our communications infrastructure, including the land interests under our towers and the right-of-way and other agreements related to our small cells and fiber, our business may be adversely affected.
The property interests, on which our communications infrastructure resides, including the land interests under our towers, consist of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way and franchise agreements. A loss of these interests may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to acquiring communications infrastructure. Further, we may not be able to renew ground leases or other agreements on commercially viable terms.
Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including through fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. Approximately 10% of our Towers site rental gross margin for the year ended December 31, 2019 was derived from towers where the leases for the interests under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property interests on which our communications infrastructure resides, our business may be adversely affected.
As of December 31, 2019, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2019 is as follows:

•
22% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.

•
16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with Sprint. We have the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

•
15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, another 1% of our towers are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).

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
For our small cells and fiber, we must maintain rights-of-way, franchise, pole attachment, conduit use, fiber use and other agreements to operate our assets. For various reasons, we may not always have the ability to maintain these agreements or obtain future agreements to construct, maintain and operate our fiber assets. Access to rights-of-way may depend on our CLEC status, and we cannot be certain that jurisdictions will (1) recognize such CLEC status or (2) not change their laws concerning CLEC access to rights-of-way. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our assets, which may adversely impact our business. In order to operate our assets, we must also maintain fiber agreements that we have with public and private entities. There is no assurance that we will be able to renew these agreements on favorable terms, or at all. If we are unable to renew these agreements on favorable terms, we may face increased costs or reduced revenues.
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
The operating results of our services business for any particular period may experience significant fluctuations given its non-recurring nature and should not necessarily be considered indicative of longer-term results for this activity. Our services business is generally driven by demand for our communications infrastructure and may be adversely impacted by various factors, including:

•	competition;

•	the timing, mix and amount of tenant network investments;

•	the rate and volume of tenant deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; or

•	changes in the size, scope, or volume of work performed.
The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our common stock or debt securities to decline or impact our ability to access the capital markets.
As discussed in the "Explanatory Note" and note 2 to our consolidated financial statements, prior to the filing of this Annual Report on Form 10-K, we identified certain errors and determined that our previously issued consolidated financial statements for fiscal years ended December 31, 2017 and 2018, and each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during such years and for the first three quarters of fiscal year 2019, should be restated. Our identification of the errors included a consultation with the SEC’s Office of the Chief Accountant (“OCA”). The OCA only provided advice on the specific revenue recognition question we submitted to them for their review and did not review or address any other aspect of our accounting policies. Our consultation with the OCA was not part of the previously disclosed SEC investigation, which is still ongoing, or the related subpoena, which primarily related to certain of our long-standing capitalization and expense policies for tenant upgrades and installations in our services business. See note 14 to our consolidated financial statements for more information about the SEC investigation and subpoena. As a result of these errors and restatement, we are subject to additional risks and uncertainties, including unanticipated costs for legal fees, litigation, governmental proceedings or investigations and loss of investor confidence. Recently, lawsuits naming the Company and some of its officers have been filed, and additional lawsuits naming the Company and its officers and directors may be filed in the future. These lawsuits could result in unanticipated legal costs, regardless of the outcome of the litigation. See note 14 to our consolidated financial statements for more information regarding the litigation. We are currently unable to predict the outcome of any such litigation.
We have also identified a material weakness in the Company’s internal control over financial reporting, and we have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. For further discussion of the material weakness identified and our remediation efforts, see Item 9A, Controls and Procedures. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, financial condition, stock price, and ability to access the capital markets through equity or debt issuances could be adversely affected. In addition, we may be unable to maintain compliance with the covenants under our debt instruments regarding the timely filing of periodic reports, and we may be subject to governmental investigations and penalties and litigation.
New wireless technologies may not deploy or be adopted by tenants as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies, which may drive demand for our communications infrastructure, will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or tenant adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our communications infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.
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
Despite existing security measures, certain of our communications infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants, (2) our inability to meet expected levels of service to our tenants, (3) data transmitted over our tenants' networks being compromised or misappropriated, or (4) business or other sensitive data being compromised or misappropriated. We cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results. Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. In addition, our acquisitions, both past and future, may alter our potential exposure to the risks described above.
Additionally, we could be negatively impacted by other unforeseen events, such as natural disasters or public health emergencies (such as the coronavirus (COVID-19)), which could, among other things, damage or delay deployment of our communication infrastructure assets or interrupt or delay service to our tenants. Any such events could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
While we maintain insurance policies that include coverage in the event of security breaches and other unforeseen events, there can be no assurances that such coverage will be adequate to cover exposure for such incidents.
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
During each of the first three quarters of 2019, we paid a common stock dividend of $1.125 per share, totaling approximately $1.4 billion. In October 2019, our board of directors declared a quarterly common stock dividend of $1.20 per share, which represents an increase of 7% from the quarterly common stock dividend declared during each of the first three quarters of 2019. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.80 per share, or an aggregate amount of approximately $2.0 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to declaration by our board of directors. See notes 12 and 19 to our consolidated financial statements.

We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs) to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 7. MD&A—General Overview—Common Stock Dividend" and "Item 1. Business—Company Developments, REIT Status and Industry Overview—REIT Status."
As discussed in "Item 1. MD&A—Business—Strategy," we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that we believe will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): construction of communications infrastructure; acquisitions of communications infrastructure; acquisitions of land interests (which primarily relate to land assets under towers); improvements and structural enhancements to our existing communications infrastructure; purchases of shares of our common stock from time to time; and purchases, repayments or redemptions of our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.
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
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under certain provisions of the Code, then:

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

If we fail to pay scheduled dividends on our 6.875% Convertible Preferred Stock (prior to the automatic conversion in August 2020), in cash, common stock, or any combination of cash and common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.
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
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 12 and 19 to our consolidated financial statements. Any such dividends, however, are subject to the determination of and declaration by our board of directors based on then-current and anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.5 billion or other factors deemed relevant by our board of directors.
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
In addition to satisfying the 90% distribution requirement, to remain qualified as a REIT for tax purposes, we are required to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the ownership of our capital stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, or investments in the businesses to be conducted by our TRSs, and to that extent, limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, our status as a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.
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
In order for us to continue to satisfy the requirements for REIT qualification, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" (as defined in the Code to include certain entities such as private foundations) during the last half of a taxable year. In order to facilitate compliance with the REIT rules, our Charter includes provisions regarding REIT-related ownership limitations and transfer restrictions that generally prohibit any "person" (as defined in our Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Code, more than (1) 9.8%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or (2) 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock, including our common stock and any shares of our 6.875% Convertible Preferred Stock. In addition, our Charter provides for certain other ownership limitations and transfer restrictions. Under applicable constructive ownership rules, any shares of capital stock owned by certain affiliated owners generally would be added together for purposes of the ownership limitations. These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for our capital stock or otherwise might be in the best interest of our stockholders.
Certifications
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 14, 2019 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Communications Infrastructure
We own, lease or manage approximately 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our tenants' wireless equipment may be placed on towers, building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the tower.
Additionally, we own or lease approximately 80,000 route miles of fiber primarily supporting our small cells and fiber solutions. The majority of our fiber assets are located in major metropolitan areas. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
See the following for further information regarding our communications infrastructure:
•"Item 1. Business—Overview" for information regarding our tower and fiber portfolios.

•
"Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining contractual obligations related to our business as of December 31, 2019, including our lease and access agreement obligations.

•	"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T, Sprint and T-Mobile. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
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

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt tenants, zoning or siting matters, construction, condemnation, tax, employment, or wrongful termination matters. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.
See the disclosure in notes 11 and 14 to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI."
As of March 6, 2020, there were approximately 340 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain). See also "Item 1. Business—Company Developments, REIT Status and Industry Overview—REIT Status," "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 11 and 12 to our consolidated financial statements.
Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. The declaration amount and payment of any future dividends, however, are subject to the determination and approval of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited under certain circumstances by the terms of our debt instruments and our 6.875% Convertible Preferred Stock.
Issuer Purchases of Equity Securities
The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2019	1	$137.16	—	—
November 1 - November 30, 2019	4	131.27	—	—
December 1 - December 31, 2019	1	135.45	—	—
Total	6	$133.13	—	—
We paid approximately $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management" herein.

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2014 and ending December 31, 2019. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2014	2015	2016	2017	2018	2019
Crown Castle International Corp.	$100.00	$114.33	$119.50	$158.85	$161.60	$218.91
S&P 500 Market Index	100.00	101.38	113.51	138.29	132.23	173.86
DJ US Telecommunications Equipment Index	100.00	89.19	106.27	130.77	141.92	164.97
FTSE NAREIT All Equity REITs Index	100.00	103.72	111.59	121.27	116.36	149.71
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below have been derived from our consolidated financial statements. Financial information prior to 2019 has been restated to reflect the impact of the Historical Adjustments as discussed in the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the "Explanatory Note," "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements, including note 2 to our consolidated financial statements. Our formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL") was sold in 2015 and is presented on a discontinued operations basis for all periods presented.

	Years Ended December 31,
(In millions of dollars, except per share amounts)	2019	(a) (e)	2018	(a) (e)	2017	(a) (e)	2016	(a) (e)	2015	(a) (e)
			(As Restated)(g)
Statement of Operations Data:
Net revenues:
Site rental	$5,093		$4,796		$3,734		$3,284		$3,058
Services and other	670		574		521		564		530
Net revenues	5,763		5,370		4,255		3,848		3,588
Operating expenses:
Costs of operations(b):
Site rental	1,462		1,410		1,144		1,024		964
Services and other	524		434		399		395		352
Total costs of operations	1,986		1,844		1,543		1,419		1,316
Selling, general and administrative	614		563		426		371		310
Asset write-down charges	19		26		17		34		33
Acquisition and integration costs	13		27		61		17		16
Depreciation, amortization and accretion	1,572		1,527		1,241		1,109		1,036
Operating income (loss)	1,559		1,383		967		898		877
Interest expense and amortization of deferred financing costs	(683)		(642)		(591)		(515)		(527)
Gains (losses) on retirement of long-term obligations	(2)		(106)		(4)		(52)		(4)
Interest income	6		5		19		1		2
Other income (expense)	1		1		1		(9)		57
Income (loss) from continuing operations before income taxes	881		641		392		323		405
Benefit (provision) for income taxes(c)	(21)		(19)		(26)		(17)		51
Income (loss) from continuing operations	860		622		366		306		456
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—		—		—		—		20
Net gain (loss) from disposal of discontinued operations, net of tax	—		—		—		—		979
Income (loss) from discontinued operations, net of tax	—		—		—		—		999
Net income (loss)	860		622		366		306		1,455
Less: Net income (loss) attributable to the noncontrolling interest	—		—		—		—		3
Net income (loss) attributable to CCIC stockholders	860		622		366		306		1,452
Dividends/distributions on preferred stock	(113)		(113)		(58)		(33)		(44)
Net income (loss) attributable to CCIC common stockholders	$747		$509		$308		$273		$1,408
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - basic(d)	$1.80		$1.23		$0.80		$0.80		$1.24
Income (loss) from continuing operations attributable to CCIC common stockholders, per common share - diluted(d)	$1.79		$1.23		$0.80		$0.80		$1.23
Weighted-average common shares outstanding (in millions):
Basic(d)(f)	416		413		382		340		333
Diluted(d)(f)	418		415		383		341		334

Dividends/distributions declared per share of common stock	$4.58		$4.28		$3.90		$3.61		$3.35

	Years Ended December 31,
(In millions of dollars)	2019	(a) (e)	2018	(a) (e)	2017	(a) (e)	2016	(a) (e)	2015	(a) (e)
			(As Restated)(g)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$2,698		$2,500		$2,032		$1,776		$1,788
Net cash provided by (used for) investing activities	(2,081)		(1,793)		(10,482)		(1,418)		(1,954)
Net cash provided by (used for) financing activities	(692)		(733)		8,192		(89)		(952)
Balance Sheet Data (at period end):
Cash and cash equivalents	$196		$277		$314		$568		$179
Property and equipment, net	14,666		13,653		12,910		9,792		9,578
Total assets	38,457		32,762		32,206		22,672		21,935
Total debt and other long-term obligations	18,121		16,682		16,159		12,171		12,150
Total CCIC stockholders' equity(f)	10,489		11,571		11,925		7,222		6,805

(a)
Inclusive of the impact of acquisitions. See note 4 to our consolidated financial statements for a discussion of our 2017 Acquisitions. In 2016, we acquired Tower Development Corporation, a portfolio of approximately 330 towers ("TDC Acquisition"). In 2015, we acquired rights to approximately 10,000 route miles of fiber through the Sunesys Acquisition.

(b)	Exclusive of depreciation, amortization and accretion, which are shown separately.

(c)	See note 11 to our consolidated financial statements regarding our income taxes, including our REIT status.

(d)
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards and restricted stock units as determined under the treasury stock method and (2) upon conversion of convertible preferred stock securities (including, as applicable, the currently outstanding 6.875% Convertible Preferred Stock, which was issued in 2017 and will automatically convert to shares of common stock in August 2020, and the previously outstanding 4.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("4.50% Convertible Preferred Stock") which was issued in 2013 and automatically converted to shares of common stock in 2016), as determined under the if-converted method. See note 3 to our consolidated financial statements.

(e)	Amounts reflect the impact of all applicable adopted accounting pronouncements during the periods presented. See note 3 to our consolidated financial statements.

(f)
See note 12 to our consolidated financial statements for a discussion of our equity offerings during 2018 and 2017. During 2016, we issued shares of our common stock in connection with (1) our then outstanding 2015 ATM Program (as defined below), the proceeds of which we utilized to partially fund our TDC Acquisition in April 2016, (2) the conversion of our then outstanding 4.50% Convertible Preferred Stock to common stock and (3) our November 2016 issuance of 11.4 million shares of common stock, which generated net proceeds of $1.0 billion ("November 2016 Common Stock Offering") to partially fund the FiberNet Acquisition.

(g)
See "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K for further information regarding the restatement. See note 2 to our consolidated financial statements for the impacts of the Historical Adjustments on the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the impact of the Historical Adjustments was an increase to site rental revenues of $51 million and a decrease to services and other revenues of $124 million. For the year ended December 31, 2015, the impact of the Historical Adjustments was an increase to site rental revenues of $40 million and a decrease to services and other revenues of $115 million.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our tenant contracts and growth trends in the demand for data. Site rental revenues represented 88% of our 2019 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K and note 2 to our consolidated financial statements for further information on the restatement of previously issued financial statements.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results:

•
We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—Company Developments, REIT Status and Industry Overview—REIT Status" and note 11 to our consolidated financial statements).

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

◦	We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and fiber solutions, such as those we provide.

◦	Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions tenants.

◦	Tenant additions on our existing communications infrastructure are achieved at a low incremental operating cost, delivering high incremental returns.

◦	Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.

•	Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")

◦
During 2019, we paid common stock dividends totaling approximately $1.9 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2019.

◦	Investing capital efficiently to grow long-term dividends per share

•
Discretionary capital expenditures of $1.9 billion, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

•	We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.

•	Site rental revenues under long-term tenant contracts

◦
Initial terms of five to 15 years for site rental revenues derived from wireless tenants, with contractual escalations and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.

◦
Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands).

◦	Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $24 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦
Approximately 75% of our site rental revenues were derived from T-Mobile, AT&T, Verizon Wireless and Sprint. See also "Item 1A. Risk Factors" and note 16 to our consolidated financial statements for a further discussion of our largest customers.

•	Majority of land interests under our towers under long-term control

◦
Approximately 90% of our Towers site rental gross margin and approximately 80% of our Towers site rental gross margin is derived from towers that reside on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including through fee interests and perpetual easements, which represent approximately 40% of our Towers site rental gross margin.

•	Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

•
During 2019, we completed several debt transactions to refinance and extend the maturities of certain of our debt. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.

◦
As of December 31, 2019, our outstanding debt has a weighted average interest rate of 3.8% and weighted average maturity of approximately six years (assuming anticipated repayment dates where applicable).

◦	83% of our debt has fixed rate coupons.

◦
Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $2.7 billion.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

Common Stock Dividend
In the aggregate, we paid approximately $1.9 billion in common stock dividends in 2019. During each of the first three quarters of 2019, we paid a quarterly common stock dividend of $1.125 per share, totaling approximately $1.4 billion. In October 2019, our board of directors declared a quarterly common stock cash dividend of $1.20 per share, which represents an increase of approximately 7% from the quarterly common stock dividend declared during each of the first three quarters of 2019. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.80 per share, or an aggregate amount of approximately $2.0 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 12 and 19 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2020 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2019, our full year 2020 site rental revenue growth will be positively impacted by higher tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data. See note 5 to our consolidated financial statements.

•
We expect discretionary capital expenditures for 2020 to remain relatively consistent with 2019 levels as we continue to construct new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2020.

Results of Operations
The following discussion of our results of operations should be read in conjunction with the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K, "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements, including note 2 to our consolidated financial statements. Amounts for the years ended December 31, 2018 and 2017, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which require us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 3 to our consolidated financial statements).
Our operating segments consist of (1) Towers and (2) Fiber. See note 16 to our consolidated financial statements for further discussion of our operating segments.
See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit, including their respective definitions and (4) Adjusted EBITDA, including its definition and a reconciliation to net income.
Highlights of our results of operations for 2019, 2018 and 2017 are depicted below:

	Years Ended December 31,			Percent Change
(In millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
		(As Restated)(c)
Site rental revenues:
Towers site rental revenues	$3,389	$3,196	$2,965	6%	8%
Fiber site rental revenues	1,704	1,600	769	7%	108%
Total site rental revenues	5,093	4,796	3,734	6%	28%
Site rental gross margin:
Towers site rental gross margin(a)	2,525	2,348	2,120	8%	11%
Fiber site rental gross margin(a)	1,145	1,075	505	7%	113%
Services and other gross margin:
Towers services and other gross margin(a)	147	143	118	3%	21%
Fiber services and other gross margin(a)	6	5	9	20%	(44)%
Segment operating profit:
Towers operating profit(a)	2,576	2,381	2,144	8%	11%
Fiber operating profit(a)	956	901	425	6%	112%
Net income (loss) attributable to CCIC common stockholders	747	509	308	47%	65%
Adjusted EBITDA(b)	3,299	3,091	2,402	7%	29%

(a)	See note 16 to our consolidated financial statements for our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

(c)	See "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K and note 2 to our consolidated financial statements for further information regarding the restatement.

2019 and 2018
Total site rental revenues for 2019 grew by $297 million, or 6%, from 2018. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of upfront payments received from long-term tenants and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.
Towers site rental revenues for 2019 were approximately $3.4 billion and increased by $193 million, or 6%, from approximately $3.2 billion during 2018. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2019 were $1.7 billion and increased by $104 million, or 7%, from $1.6 billion from 2018. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2018 to 2019 was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Selling, general and administrative expenses for 2019 were $614 million and increased by $51 million, or 9%, from $563 million during 2018. The increase in selling, general and administrative expenses was primarily related to the growth in our business.
Towers operating profit for 2019 increased by $195 million, or 8%, from 2018. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for 2019 increased by $55 million, or 6%, from 2018. Fiber operating profit was positively impacted by increased demand for small cells and fiber solutions and was partially offset by an increase in Fiber-related selling, general and administrative expenses.

Depreciation, amortization and accretion was approximately $1.6 billion for 2019 and increased by $45 million, or 3%, from 2018. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $683 million for 2019 and increased by $41 million, or 6%, from $642 million during 2018. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $2 million and $106 million for the years ended 2019 and 2018, respectively. See note 9 to our consolidated financial statements.
The provisions for income taxes for 2019 and 2018 were $21 million and $19 million, respectively. For both 2019 and 2018, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business——Company Developments, REIT Status and Industry Overview—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Net income (loss) attributable to CCIC common stockholders was income of $747 million during 2019 compared to income of $509 million during 2018. The increase was predominately related to net growth in both our Towers and Fiber segments and a decrease in losses on retirement of long-term obligations, partially offset by an increase in expenses, including (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased $208 million, or 7%, from 2018 to 2019, reflecting the growth in our site rental activities in both Towers and Fiber segments.
2018 and 2017
Total site rental revenues for 2018 grew by $1.1 billion, or 28%, from 2017. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of upfront payments received from long-term tenants and other deferred credits (commonly referred to as prepaid rent).

(c)	Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.

(d)	The components in this chart may not sum to the total due to rounding.

Towers site rental revenues for 2018 were approximately $3.2 billion and increased by $231 million, or 8%, from approximately $3.0 billion during 2017. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2018 were $1.6 billion and increased by $831 million, or 108%, from $769 million in 2017. The increase in Fiber site rental revenues was predominately impacted by the 2017 Acquisitions and the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2017 to 2018 was related to the previously-mentioned 8% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 108% increase in Fiber site rental revenues.
Selling, general and administrative expenses for 2018 were $563 million and increased by $137 million, or 32%, from $426 million during 2017. The increase in selling, general and administrative expenses was primarily related to the growth in our Fiber business, including the Lightower Acquisition and Wilcon Acquisition.
Towers operating profit for 2018 increased by $237 million, or 11%, from 2017. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for 2018 increased by $476 million, or 112%, from 2017 and was positively impacted by the previously-mentioned Lightower Acquisition and Wilcon Acquisition and the increased demand for small cells and fiber solutions described above.
Depreciation, amortization and accretion was approximately $1.5 billion for 2018 and increased by $286 million, or 23%, from approximately $1.2 billion during 2017. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures and acquisitions, including the Lightower Acquisition and Wilcon Acquisition discussed above.
Interest expense and amortization of deferred financing costs were $642 million for 2018 and increased by $51 million, or 9%, from $591 million during 2017. This increase predominately resulted from the full year impact of 2017 financing activities used to partially fund our 2017 Acquisitions and the financing of our discretionary capital expenditures. See notes 4 and 9 to our consolidated financial statements.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $106 million and $4 million for 2018 and 2017, respectively. For a further discussion of the debt refinancings, see note 9 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
The provisions for income taxes for 2018 and 2017 were $19 million and $26 million, respectively. For both 2018 and 2017, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. In addition to our REIT status, in 2017 the effective rate differs from the federal statutory rate due to a non-cash tax provision of $15 million as a result of the enactment of the Tax Reform Act. See "Item 1. Business——Company Developments, REIT Status and Industry Overview—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 11 to our consolidated financial statements.
Net income (loss) attributable to CCIC common stockholders for 2018 was income of $509 million compared to income of $308 million during 2017. The increase was predominately related to net growth in both our Towers and Fiber segments, partially offset by an increase in expenses, including (1) depreciation, amortization and accretion, (2) selling, general and administrative expenses, (3) losses on the retirement of long-term obligations, and (4) interest expense and amortization of deferred financing costs.
Adjusted EBITDA increased by $689 million, or 29%, from 2017 to 2018 reflecting the growth in our site rental activities in both Towers and Fiber, including the Lightower Acquisition and the Wilcon Acquisition discussed above.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from (1) the largest U.S. wireless carriers and (2) fiber solutions tenants. As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash generated by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2018 ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—Company Developments, REIT Status and Industry Overview—REIT Status," "Item 7. MD&A—General Overview" and note 11 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2019. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 9 to our consolidated financial statements for additional information regarding our debt as well as note 12 to our consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$338
Undrawn 2016 Revolver availability(b)	4,455
Debt and other long-term obligations (current and non-current)(c)	18,121
Total equity	10,489

(a)	Inclusive of $5 million included within long-term prepaid rent and other assets, net on our consolidated balance sheet.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."

(c)	See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and note 9 to our consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $100 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.80 per share, or an aggregate amount of approximately $2.0 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), (3) prior to the automatic conversion of our 6.875% Convertible Preferred Stock in August 2020, dividend payments related to such preferred stock of approximately $57 million and (4) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•
We have no scheduled contractual debt maturities other than principal payments on amortizing debt. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2019	2018	2017
		(As Restated)
Net increase (decrease) in cash, cash equivalents and restricted cash
Operating activities	$2,698	$2,500	$2,032
Investing activities	(2,081)	(1,793)	(10,482)
Financing activities	(692)	(733)	8,192
Net increase (decrease) in cash, cash equivalents and restricted cash	(75)	(26)	(258)
Operating Activities. The increase in net cash provided by operating activities of $198 million for 2019 from 2018 was due primarily to growth in our core business offset by a net decrease from changes in working capital. The increase in net cash provided by operating activities of $468 million for 2018 from 2017 was due primarily to growth in our core business, including as a result of the Lightower Acquisition and Wilcon Acquisition, offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities. Net cash used for investing activities for 2019 increased $288 million from 2018 primarily as a result of increased discretionary capital expenditures due to the construction of small cells and fiber.
Our capital expenditures have been categorized as discretionary, sustaining or integration as described below.

•
Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They primarily consist of expansion or development of communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants) and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relates to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically varies based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.

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

A summary of our capital expenditures for the last three years is as follows (in millions of dollars):

(a)
Includes $208 million, $128 million, and $124 million of capital expenditures incurred during the years ended December 31, 2019, 2018, and 2017, respectively, in connection with customer installations and upgrades on our towers.

(b)	Prior to January 1, 2018, integration capital expenditures were included within sustaining capital expenditures.

(c)	As restated.
Capital expenditures increased from 2018 to 2019 and were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. Our sustaining capital expenditures were approximately 2% of net revenues in 2019, consistent with historical annual levels. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2020 capital expenditures.
Acquisitions.  See notes 4 and 7 to our consolidated financial statements for a discussion of our acquisitions during the year ended December 31, 2017.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order) paying dividends on our common stock (currently expected to total at least $4.80 per share over the next 12 months, or an aggregate amount of approximately $2.0 billion), paying dividends on our 6.875% Convertible Preferred Stock (expected to total approximately $57 million, prior to the automatic conversion of such preferred stock in August 2020), purchasing our common stock, or purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—Liquidity and Capital Resources—Overview," "Item 7. MD&A—General Overview—Common Stock Dividend" and notes 9 and 12 to our consolidated financial statements.
In 2019, our financing activities predominately related to the following:

•	paying an aggregate of $1.9 billion in dividends on our common stock;

•	paying an aggregate of $113 million in dividends on our 6.875% Convertible Preferred Stock;

•	issuing $1.0 billion aggregate principal amount of senior unsecured notes in February 2019, the proceeds of which we used to repay a portion of the borrowings under the 2016 Revolver;

•
establishing a CP Program in April 2019 pursuant to which we may issue short-term, unsecured commercial paper notes. Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes;

•
entering into an amendment to the 2016 Credit Facility in June 2019 to (1) increase our commitments under the 2016 Revolver by $750 million for total commitments of $5.0 billion and (2) extend the maturity of the 2016 Credit Facility from June 2023 to June 2024; and

•	issuing $900 million aggregate principal amount of senior unsecured notes in August 2019, the proceeds of which we used to repay outstanding borrowings under the 2016 Revolver and CP Program.
In 2018, our financing activities predominately related to the following:

•	paying an aggregate of $1.8 billion in dividends on our common stock;

•	paying an aggregate of $113 million in dividends on our 6.875% Convertible Preferred Stock;

•
issuing $1.75 billion aggregate principal amount of senior unsecured notes in January 2018, the proceeds of which we used to repay (1) in full the Senior Secured Tower Revenue Notes, Series 2010-3, Class C-2020 and pay related fees and expenses and (2) a portion of the outstanding borrowings under the 2016 Revolver;

•
completing an offering of 8 million shares of our common stock ("March 2018 Equity Financing"), the proceeds of which we used for general corporate purposes as well as repayment of outstanding indebtedness;

•
terminating the previously outstanding "at-the-market" stock offering program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $500 million to or through sales agents ("2015 ATM Program") in March 2018, and in April 2018, establishing the 2018 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million;

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

Incurrences, Purchases and Repayments of Debt. See note 9 to our consolidated financial statements, "Item 7. MD&A—General Overview" and "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock. See notes 12 and 19 to our consolidated financial statements for further information regarding our common stock as well as dividends declared and paid.
ATM Program. See note 12 to our consolidated financial statements for further information regarding our 2018 ATM Program. As of March 6, 2020, we had approximately $750 million of gross sales of common stock availability remaining on our 2018 ATM Program.

Mandatory Convertible Preferred Stock. See note 12 to our consolidated financial statements for further information regarding our 6.875% Convertible Preferred Stock (including information related to the August 2020 mandatory conversion) as well as dividends declared and paid during 2019.
Credit Facility. See note 9 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of March 6, 2020, there was approximately $4.4 billion in availability under the 2016 Revolver.
Commercial Paper Program. See note 9 to our consolidated financial statements for further information regarding our CP Program. As of March 6, 2020, the CP Program had $360 million outstanding.
Restricted Cash. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also note 3 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2019. These contractual cash obligations relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Contractual Obligations(a)	2020		2021	2022	2023	2024	Thereafter	Totals
Debt and other long-term obligations(b)	$253	(g)	$1,675	$1,000	$3,604	$3,172	$8,531	$18,235
Interest payments on debt and other long-term obligations(c)(d)	682		660	614	539	417	6,187	9,099
Lease obligations(e)	534		528	524	520	517	6,357	8,980
Access agreement obligations(f)	42		34	30	24	19	154	303
Total contractual obligations	$1,511		$2,897	$2,168	$4,687	$4,125	$21,229	$36,617

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove communications infrastructure or remediate the land upon which our communications infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2019, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.0 billion. As of December 31, 2019, the net present value of these asset retirement obligations was approximately $227 million. See note 8 to our consolidated financial statements.

•	We are contractually obligated to pay or reimburse others for property taxes related to certain of our communications infrastructure.

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

(b)
The impact of principal payments that will commence following the anticipated repayment dates of our Tower Revenue Notes is not considered. The Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively. See note 9 to our consolidated financial statements for our definition of and additional information regarding the Tower Revenue Notes.

(c)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The full year 2019 Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes was approximately $764 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(d)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(e)
Amounts relate primarily to lease obligations for the land interests on which our towers reside and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from our operating lease liability. See note 15 to our consolidated financial statements for further discussion of our operating lease obligations. See also the table below summarizing remaining terms to expiration.

(f)
Amounts relate primarily to access agreement obligations for rights-of-way, franchises, pole attachments and other agreements to operate our fiber assets and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for access agreements.

(g)	Predominantly consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid, or re-issued from time to time.

The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2019. As of December 31, 2019, the leases for land interests under our towers had an average remaining life of approximately 35 years, weighted based on Towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining land interests under our towers.

(a)	Inclusive of fee interests and perpetual easements.

(b)	For the year ended December 31, 2019, without consideration of the term of the tenant contract.
Debt Covenants
Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 9 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the Credit Agreement as of December 31, 2019.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2019
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.4x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	0.9x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)	Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the Credit Agreement.

(b)	As defined in the Credit Agreement.

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The critical accounting policies and estimates for 2019 are not intended to be a comprehensive list of our accounting policies and estimates. See note 3 to our consolidated financial statements for a summary of our significant accounting policies, including information related to our adoption of the new lease accounting guidance (commonly referred to as "ASC 842" or "new lease standard") on January 1, 2019.
Lease Accounting — Lessee. For our Towers segment, our lessee arrangements primarily consist of ground leases for land under our towers. Ground leases for land are specific to each site and are generally for an initial term of five to 10 years and are renewable (and cancelable after a notice period) at our option. We also enter into term easements and ground leases in which we prepay the entire term. For our Fiber segment, our lessee arrangements primarily include leases of fiber assets to facilitate our small cells and fiber solutions. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at our option. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
For both our Towers and Fiber segments, operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the estimated lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use our incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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
Revenue Recognition. 88% of our total revenue for 2019 consists of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally ranging from five to 15 years for site rental revenues derived from wireless tenants and three to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "Other current assets" and "Deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represent 12% of our total revenues for 2019. Services and other revenue consists predominately of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
The transaction price for tower installation services consists of amounts for (1) permanent improvements to our towers that represent a lease component and (2) the performance of the service. Amounts under our tower installation services agreements that represent a lease component are recognized as site rental revenues on a ratable basis over the length of the associated estimated lease term. For the performance of the tower installation service, we have one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues. See "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K and note 2 to our consolidated financial statements for further information regarding the impact of the Restatement Adjustments.
Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on our consolidated balance sheet.
The vast majority of our services revenues relates to our Towers segment and generally have a duration of one year or less. See note 3 to our consolidated financial statements.
Accounting for Acquisitions — General. As described in "Item 1. Business," the majority of our communications infrastructure has been acquired directly or indirectly from the four largest wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below and note 3 to our consolidated financial statements.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our consolidated financial statements.
Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the AT&T, T-Mobile and Sprint leased and subleased towers, we evaluate such agreements to determine treatment as finance or operating leases. The evaluation of such agreements for finance or operating lease treatment previously included consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint towers acquired in the Global Signal Acquisition, we determined that the tower leases were finance leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as finance leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Since the adoption of ASC 842 in 2019, the Company has not consummated any material acquisitions. See note 3 to our consolidated financial statements for further information.

Accounting for Acquisitions — Valuation. As of December 31, 2019, our largest asset was property and equipment, which primarily consists of communications infrastructure, followed by goodwill, operating lease ROU assets and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets. See note 3 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and tenant relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)
discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and tenant relationships or operating lease right-of-use assets and lease liabilities acquired); or

(2)	estimates of replacement costs (for tangible fixed assets such as communications infrastructure).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding tenant renewals and cancellations. The most important estimates for measurement of operating lease ROU assets and lease liabilities acquired are (1) present value of our future lease payments, including whether renewals or extensions should be measured, and (2) favorability or unfavorability to the current market terms. With respect to business combinations that include towers that we lease and operate, such as the T-Mobile, Sprint and AT&T leased and subleased towers, we evaluate such agreements to determine treatment as finance or operating leases and identification of any bargain purchase options.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows; (2) future costs; (3) discount rates; and (4) the probability of enforcement to remove the towers or small cells or remediate the land. See note 3 to our consolidated financial statements.
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our communications infrastructure, which is generally depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the communications infrastructure.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2019, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our communications infrastructure and (2) estimates regarding tenant cancellations and renewals of tenant contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
Approximately 2% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the demographics and continuing increase in demand for data in the areas around these individual towers. We estimate, based on current visibility, potential tenants on a majority of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual asset and all other possible avenues for recovering the carrying value have been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our reporting units are the same as our operating segments (Towers and Fiber). See note 16 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2019, which resulted in no impairments.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2019 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—Company Developments, REIT Status and Industry Overview—REIT Status" for a discussion of the impact of our REIT status.

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
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 3 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 3 to our consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP financial measures used herein and as discussed in note 16 to our consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate the performance of our operating segments. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle, (income) loss from discontinued operations and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below. Amounts prior to 2019 have been restated to reflect the impact of the Historical Adjustments as discussed in the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K.

	Years Ended December 31,
(In millions of dollars)	2019	2018	2017
		(As Restated)(c)
Net income (loss)	$860	$622	$366
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	19	26	17
Acquisition and integration costs	13	27	61
Depreciation, amortization and accretion	1,572	1,527	1,241
Amortization of prepaid lease purchase price adjustments	20	20	20
Interest expense and amortization of deferred financing costs	683	642	591
(Gains) losses on retirement of long-term obligations	2	106	4
Interest income	(6)	(5)	(19)
Other (income) expense	(1)	(1)	(1)
(Benefit) provision for income taxes	21	19	26
Stock-based compensation expense	116	108	96
Adjusted EBITDA(a)(b)	$3,299	$3,091	$2,402

(a)	The components in this table may not sum to the total due to rounding.

(b)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.

(c)	See "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K and note 2 to our consolidated financial statements for further information.
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
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our $18.1 billion in existing debt, compared to $16.7 billion in the prior year;

•	our $3.0 billion of floating rate debt representing approximately 17% of total debt, compared to 21% in the prior year; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
Potential Refinancing of Existing Debt
We have no debt maturities (or anticipated repayment dates on our Tower Revenue Notes) over the next 12 months, other than principal payments on amortizing debt. As of December 31, 2019 and December 31, 2018, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2019 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2019, we had $3.0 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $4 million. As of December 31, 2018, we had approximately $3.4 billion of floating rate debt, none of which had LIBOR floors. See also "Item 1A. Risk Factors" for a discussion of uncertainty related to the continued use of LIBOR.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2019. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See note 9 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2020		2021	2022	2023	2024	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$40		$1,587	$883	$3,428	$774	$8,531	$15,243	$16,178
Average interest rate(b)(c)(d)	4.4%		2.9%	5.2%	4.2%	3.3%	5.2%	4.6%
Variable rate debt(e)	$213	(f)	$88	$117	$176	$2,398	$—	$2,992	$2,992
Average interest rate(e)	2.3%		2.6%	2.6%	2.6%	2.7%	—%	2.7%

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

(d)
If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes The full year 2019 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $764 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.

(e)	Consists of (1) our senior unsecured term loan A facility ("2016 Term Loan A") and 2016 Revolver borrowings, each of which matures in 2024, and (2) our outstanding Commercial Paper Notes.

(f)	Predominantly consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid, or re-issued from time to time.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2019 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for tower installation services, as the Company did not have controls in place to identify lease components and account for the related deferred revenue within the Company’s agreements for tower installation services or to verify the accuracy of capital expenditures made for permanent improvements associated with tower installation services.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 and 2017 financial statements to correct errors.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on January 1, 2019. The adoption of the new accounting standard for leases is also discussed below as a critical audit matter.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Adoption of New Accounting Standard for Leases

As described above and in Notes 3 and 15 to the consolidated financial statements, the Company adopted the new accounting standard for leases (the “new lease standard”) on January 1, 2019. The Company’s consolidated operating lease right-of-use assets and operating lease liabilities (both current and noncurrent) balances were $6,133 million and $5,810 million, respectively, as of December 31, 2019. The Company adopted the new lease standard using a modified retrospective approach without adjusting the comparative periods. The package of practical expedients was elected upon adoption. In assessing its leases and determining its lease liability, management was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate (“IBR”) on a collateralized basis to determine the present value of the lease payments. The Company included renewal option periods in its calculation of estimated lease term when it determined the options were reasonably certain to be exercised.

The principal considerations for our determination that performing procedures relating to the adoption of the new lease standard is a critical audit matter are there was significant auditor judgment, subjectivity, and effort in performing procedures relating to the new lease standard due to the significant judgments made by management in adopting the standard, including determining the lease term and the IBR. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s adoption of the new lease standard, including the determination of the lease term and the IBR. These procedures also included, among others, evaluating (i) the appropriateness of accounting policies established by management in connection with the adoption of the new standard; and (ii) the reasonableness of management’s determination of the lease term and the IBR. Evaluating the reasonableness of the lease term involved comparing management’s assumption to relevant industry and company specific data. Evaluating the reasonableness of the IBR involved testing market-related data (including credit ratings and coupon rates of the Company’s unsecured debt) used in management’s method to determine IBR and using professionals with specialized skill and knowledge to assist in the evaluation of the reasonableness of the method.

Revenue Recognition - Tower installation services

As described in Notes 2 and 16 to the consolidated financial statements, the Company recognized $3,389 million in site rental revenues and $653 million in services and other revenues from its Towers segment for the year ended December 31, 2019.  The Company has identified historical errors related to the timing of revenue recognition on its tower installation services. Specifically, the Company determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for the Company's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represent a lease component and should be recognized as site rental revenues on a ratable basis over the associated estimated lease term. As a result of the identified historical errors, the Company has restated its 2018 and 2017 financial statements. The restatement reduced net income for the years ended December 31, 2018 and 2017 by approximately $48 million and $59 million, respectively.  The restatement also affects periods prior to 2017, the cumulative effect of which is reflected as an adjustment to opening "Dividends/distributions in excess of earnings" of $332 million as of January 1, 2017.

The principal considerations for our determination that performing procedures relating to revenue recognition of tower installation services is a critical audit matter are (i) there was significant judgment by management associated with accounting for tower installation services, which in turn led to significant audit effort in performing procedures and evaluating audit evidence related to permanent improvements recorded as fixed assets; (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating management’s judgments associated with the accounting for the tower installation services; and (iii) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the judgments made by management associated with accounting for tower installation services, using professionals with specialized skill and knowledge to assist in doing so; and (ii) evaluating the existence and accuracy of permanent improvements on a test basis.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 10, 2020
We have served as the Company’s auditor since 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2019	2018
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$196	$277
Restricted cash	137	131
Receivables, net of allowance of $18 and $14, respectively	596	501
Prepaid expenses(a)	107	172
Other current assets	168	148
Total current assets	1,204	1,229
Deferred site rental receivables	1,424	1,366
Property and equipment, net	14,666	13,653
Operating lease right-of-use assets(a)	6,133	—
Goodwill	10,078	10,078
Site rental contracts and tenant relationships, net	4,764	5,209
Other intangible assets, net(a)	72	307
Long-term prepaid rent and other assets, net(a)	116	920
Total assets	$38,457	$32,762
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$334	$313
Accrued interest	169	148
Deferred revenues	657	587
Other accrued liabilities(a)	361	351
Current maturities of debt and other obligations	100	107
Current portion of operating lease liabilities(a)	299	—
Total current liabilities	1,920	1,506
Debt and other long-term obligations	18,021	16,575
Operating lease liabilities(a)	5,511	—
Other long-term liabilities(a)	2,516	3,110
Total liabilities	27,968	21,191
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: December 31, 2019—416 and December 31, 2018—415	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: December 31, 2019—2 and December 31, 2018—2; aggregate liquidation value: December 31, 2019—$1,650 and December 31, 2018—$1,650	—	—
Additional paid-in capital	17,855	17,767
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(7,365)	(6,195)
Total equity	10,489	11,571
Total liabilities and equity	$38,457	$32,762

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 to the consolidated financial statements for a discussion of the recently adopted new lease standard.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Net revenues:
Site rental	$5,093	$4,796	$3,734
Services and other	670	574	521
Net revenues	5,763	5,370	4,255
Operating expenses:
Costs of operations(a):
Site rental	1,462	1,410	1,144
Services and other	524	434	399
Selling, general and administrative	614	563	426
Asset write-down charges	19	26	17
Acquisition and integration costs	13	27	61
Depreciation, amortization and accretion	1,572	1,527	1,241
Total operating expenses	4,204	3,987	3,288
Operating income (loss)	1,559	1,383	967
Interest expense and amortization of deferred financing costs	(683)	(642)	(591)
Gains (losses) on retirement of long-term obligations	(2)	(106)	(4)
Interest income	6	5	19
Other income (expense)	1	1	1
Income (loss) before income taxes	881	641	392
Benefit (provision) for income taxes	(21)	(19)	(26)
Net income (loss) attributable to CCIC stockholders	860	622	366
Dividends/distributions on preferred stock	(113)	(113)	(58)
Net income (loss) attributable to CCIC common stockholders	$747	$509	$308
Net income (loss)	$860	$622	$366
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	2
Total other comprehensive income (loss)	—	(1)	2
Comprehensive income (loss) attributable to CCIC stockholders	$860	$621	$368
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$1.80	$1.23	$0.80
Net income (loss) attributable to CCIC common stockholders—diluted	$1.79	$1.23	$0.80
Weighted-average common shares outstanding:
Basic	416	413	382
Diluted	418	415	383

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$860	$622	$366
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,572	1,527	1,241
(Gains) losses on retirement of long-term obligations	2	106	4
Amortization of deferred financing costs and other non-cash interest	1	7	9
Stock-based compensation expense	117	103	92
Asset write-down charges	19	26	17
Deferred income tax (benefit) provision	2	2	15
Other non-cash adjustments, net	(2)	2	(2)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	21	16	35
Increase (decrease) in accounts payable	19	37	(34)
Increase (decrease) in other liabilities	254	271	234
Decrease (increase) in receivables	(96)	(105)	71
Decrease (increase) in other assets	(71)	(114)	(16)
Net cash provided by (used for) operating activities	2,698	2,500	2,032
Cash flows from investing activities:
Capital expenditures	(2,057)	(1,739)	(1,217)
Payments for acquisitions, net of cash acquired	(17)	(42)	(9,260)
Other investing activities, net	(7)	(12)	(5)
Net cash provided by (used for) investing activities	(2,081)	(1,793)	(10,482)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,894	2,742	3,093
Principal payments on debt and other long-term obligations	(86)	(105)	(119)
Purchases and redemptions of long-term debt	(12)	(2,346)	—
Borrowings under revolving credit facility	2,110	1,820	2,820
Payments under revolving credit facility	(2,660)	(1,725)	(1,840)
Net issuances (repayments) under commercial paper program	155	—	—
Payments for financing costs	(24)	(31)	(29)
Net proceeds from issuance of common stock	—	841	4,221
Net proceeds from issuance of preferred stock	—	—	1,608
Purchases of common stock	(44)	(34)	(23)
Dividends/distributions paid on common stock	(1,912)	(1,782)	(1,509)
Dividends/distributions paid on preferred stock	(113)	(113)	(30)
Net cash provided by (used for) financing activities	(692)	(733)	8,192
Net increase (decrease) in cash, cash equivalents, and restricted cash	(75)	(26)	(258)
Effect of exchange rate changes on cash	—	(1)	1
Cash, cash equivalents, and restricted cash at beginning of period	413	440	697
Cash, cash equivalents, and restricted cash at end of period	$338	$413	$440
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2016 (As Restated)(a)	361	$4	—	—	$10,938	$(6)	$(3,714)	$7,222
Stock-based compensation related activity, net of forfeitures	1	—	—	—	100	—	—	100
Purchases and retirement of common stock	—	—	—	—	(23)	—	—	(23)
Net proceeds from issuance of common stock	44	—	—	—	4,221	—	—	4,221
Net proceeds from issuance of preferred stock	—	—	2	—	1,608	—	—	1,608
Other comprehensive income (loss)(b)	—	—	—	—	—	2	—	2
Common stock dividends/distributions	—	—	—	—	—	—	(1,513)	(1,513)
Preferred stock dividends/distributions	—	—	—	—	—	—	(58)	(58)
Net income (loss) (As Restated)	—	—	—	—	—	—	366	366
Balance, December 31, 2017 (As Restated)	406	$4	2	$—	$16,844	$(4)	$(4,919)	$11,925

(a)	See note 2 to the consolidated financial statements for the restatement impact to the opening balance as of December 31, 2016.

(b)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017 (As Restated)	406	$4	2	—	$16,844	$(4)	$(4,919)	$11,925
Stock-based compensation related activity, net of forfeitures	1	—	—	—	116	—	—	116
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock (see note 12)	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(1,785)	(1,785)
Preferred stock dividends/distributions	—	—	—	—	—	—	(113)	(113)
Net income (loss) (As Restated)	—	—	—	—	—	—	622	622
Balance, December 31, 2018 (As Restated)	415	$4	2	$—	$17,767	$(5)	$(6,195)	$11,571

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018 (As Restated)	415	$4	2	—	$17,767	$(5)	$(6,195)	$11,571
Stock-based compensation related activity, net of forfeitures	1	—	—	—	132	—	—	132
Purchases and retirement of common stock	—	—	—	—	(44)	—	—	(44)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	—	(1,917)	(1,917)
Preferred stock dividends/distributions	—	—	—	—	—	—	(113)	(113)
Net income (loss)	—	—	—	—	—	—	860	860
Balance, December 31, 2019	416	$4	2	—	$17,855	$(5)	$(7,365)	$10,489

(a)	See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1.	Basis of Presentation
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
The Company's core business is providing access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 16.
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T, Sprint and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. Additional information concerning these towers is as follows:

◦
22% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.

◦
16% of the Company's towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases, or other agreements with Sprint. The Company has the option to purchase in 2037 all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion.

◦
15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, through the acquisition of the rights to approximately 7,100 towers ("T-Mobile Acquisition"), there are another 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).

As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

2.	Restatement of Previously Issued Consolidated Financial Statements
Prior to the filing of this Form 10-K, the Company identified historical errors related to the timing of revenue recognition on its tower installation services. Specifically, the Company determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for the Company's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represent a lease component and should be recognized as site rental revenues on a ratable basis over the associated estimated lease term.
As a result of the identified historical errors, the Company has restated its financial statements for the years ended December 31, 2018 and 2017, including each of the unaudited condensed consolidated financial statements for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. The restatement also affects periods prior to 2017, the cumulative effect of which is reflected as an adjustment to opening "Dividends/distributions in excess of earnings" as of January 1, 2017. The adjustments to correct the historical errors described above are referred to herein as the "Restatement Adjustments." In addition to the Restatement Adjustments, the Company has also made other adjustments to the financial statements referenced above to correct errors that were not material to its consolidated financial statements. Such immaterial adjustments are related to (1) an out-of-period adjustment to reduce 2017 site development service revenues which are now recorded in 2016; and (2) a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures.  These immaterial adjustments relate exclusively to the Company's Towers segment. Collectively, the Restatement Adjustments and other immaterial adjustments are referred to herein as "Historical Adjustments."
The following tables summarize the effects of the Historical Adjustments on the Company’s restated consolidated balance sheet as of December 31, 2018 and its restated consolidated statement of operations and comprehensive income (loss), restated consolidated statement of cash flows and restated consolidated statement of equity for the years ended December 31, 2018 and 2017. In addition to the restatement of the financial statements, certain historical information within the notes to the consolidated financial statements have been restated to reflect the corrections of the Historical Adjustments.
The Restatement Adjustments in the tables below reflect the impact of deferring a portion of the transaction price for the Company's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, which have been deemed to represent a lease component. Such amounts were previously recognized as services and other revenues upon satisfaction of the related performance obligation, and are now recognized as site rental revenues on a ratable basis over the associated estimated lease term.
Consolidated Balance Sheet

	December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,676	$—	$(23)	$13,653
Total assets	32,785	—	(23)	32,762
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	498	89	—	587
Total current liabilities	1,417	89	—	1,506
Other long-term liabilities(a)	2,759	351	—	3,110
Total liabilities	20,751	440	—	21,191
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(5,732)	(440)	(23)	(6,195)
Total equity	12,034	(440)	(23)	11,571
Total liabilities and equity	$32,785	$—	$(23)	$32,762

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Statement of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$4,716	$80	$—	$4,796
Services and other	707	(128)	(5)	574
Net revenues	5,423	(48)	(5)	5,370
Operating expenses:
Costs of operations(a):
Services and other	437	—	(3)	434
Depreciation, amortization and accretion	1,528	—	(1)	1,527
Total operating expenses	3,991	—	(4)	3,987
Operating income (loss)	1,432	(48)	(1)	1,383
Income (loss) before income taxes	690	(48)	(1)	641
Net income (loss) attributable to CCIC stockholders	671	(48)	(1)	622
Net income (loss) attributable to CCIC common stockholders	$558	$(48)	$(1)	$509
Net income (loss)	$671	$(48)	$(1)	$622
Comprehensive income (loss) attributable to CCIC stockholders	$670	$(48)	$(1)	$621
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$1.35	$(0.12)	$—	$1.23
Net income (loss) attributable to CCIC common stockholders - diluted	$1.34	$(0.11)	$—	$1.23

	Year Ended December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$3,669	$65	$—	$3,734
Services and other	687	(124)	(42)	521
Net revenues	4,356	(59)	(42)	4,255
Operating expenses:
Costs of operations(a):
Services and other	420	—	(21)	399
Depreciation, amortization and accretion	1,242	—	(1)	1,241
Total operating expenses	3,310	—	(22)	3,288
Operating income (loss)	1,046	(59)	(20)	967
Income (loss) before income taxes	471	(59)	(20)	392
Net income (loss) attributable to CCIC stockholders	445	(59)	(20)	366
Net income (loss) attributable to CCIC common stockholders	$387	$(59)	$(20)	$308
Net income (loss)	$445	$(59)	$(20)	$366
Comprehensive income (loss) attributable to CCIC stockholders	$447	$(59)	$(20)	$368
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$1.01	$(0.16)	$(0.05)	$0.80
Net income (loss) attributable to CCIC common stockholders - diluted	$1.01	$(0.16)	$(0.05)	$0.80

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$671	$(48)	$(1)	$622
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,528	—	(1)	1,527
Increase (decrease) in other liabilities	223	48	—	271
Net cash provided by (used for) operating activities	2,502	—	(2)	2,500
Cash flows from investing activities:
Capital expenditures	(1,741)	—	2	(1,739)
Net cash provided by (used for) investing activities	(1,795)	—	2	(1,793)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26)	—	—	(26)
Cash, cash equivalents, and restricted cash at beginning of period	440	—	—	440
Cash, cash equivalents, and restricted cash at end of period	$413	$—	$—	$413

	Year Ended December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$445	$(59)	$(20)	$366
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,242	—	(1)	1,241
Increase (decrease) in other liabilities	175	59	—	234
Decrease (increase) in receivables	61	—	10	71
Net cash provided by (used for) operating activities	2,043	—	(11)	2,032
Cash flows from investing activities:
Capital expenditures	(1,228)	—	11	(1,217)
Net cash provided by (used for) investing activities	(10,493)	—	11	(10,482)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(258)	—	—	(258)
Cash, cash equivalents, and restricted cash at beginning of period	697	—	—	697
Cash, cash equivalents, and restricted cash at end of period	$440	$—	$—	$440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Statement of Equity

	December 31, 2016
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Dividends/distributions in excess of earnings	$(3,379)	$(332)	$(3)	$(3,714)
Total stockholders' equity	$7,557	$(332)	$(3)	$7,222

	December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Dividends/distributions in excess of earnings	$(4,505)	$(391)	$(23)	$(4,919)
Total stockholders' equity	$12,339	$(391)	$(23)	$11,925

	December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Dividends/distributions in excess of earnings	$(5,732)	$(440)	$(23)	$(6,195)
Total stockholders' equity	$12,034	$(440)	$(23)	$11,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

3.	Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2019.
Restricted Cash
Restricted cash represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit, as well as (3) any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, or (6) a portion of advance rents from tenants. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. See note 17 for a reconciliation of cash, cash equivalents and restricted cash.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for doubtful accounts are charged either to "Site rental costs of operations" or to "Services and other costs of operations," as appropriate, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Lease Accounting
Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard").
The new lease standard requires lessees to recognize a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remained largely unchanged from previous guidance. See "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
General. The Company evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance (such as ASC 606 for revenue from contracts with customers).
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
The majority of the Company's lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at the Company's option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.
The Company classifies its lessee arrangements at inception as either operating leases or finance leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's consolidated balance sheet, respectively. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the tenant contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
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
ROU assets associated with finance leases are included in "Property and equipment, net" on the Company's consolidated balance sheet. Lease liabilities associated with finance leases are included in "Current maturities of debt and other obligations" and "Debt and other long-term obligations" on the Company's consolidated balance sheet. For both its Towers and Fiber segments, the Company measures the lease liability for finance leases using the effective interest method. The initial lease liability is increased to reflect interest on the liability and decreased to reflect payments made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant periodic discount rate on the remaining balance of the liability. The Company measures ROU assets for finance leases on a ratable basis over the applicable lease term.
The Company reviews the carrying value of its ROU assets for impairment, similar to its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of its ROU assets.
Lessor. The Company's lessor arrangements primarily include tenant contracts for dedicated space (including dedicated fiber) on its shared communications infrastructure. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.
Site rental revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company's tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Certain of the Company's arrangements with tenants in its Fiber segment contain both lease and non-lease components. In such circumstances, the Company has determined (1) the timing and pattern of transfer for the lease and non-lease component are the same and (2) the stand-alone lease component would be classified as an operating lease. As such, the Company has aggregated certain non-lease components with lease components and has determined that the lease components (generally dedicated fiber) represent the predominant component of the arrangement.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions and permanent improvements to the Company's communications infrastructure are capitalized, while maintenance and repairs are expensed.
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2019, 2018 and 2017, the Company had $246 million, $212 million and $92 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $17 million, $22 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Asset Retirement Obligations
Pursuant to its ground lease, easement and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space upon which certain of its communications infrastructure resides. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2019, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "Site rental contracts and tenant relationships, net" and "Other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of site rental contracts and tenant relationships or other contractual rights, such as trademarks, that are recorded in conjunction with acquisitions. The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the high rate of tenant retention, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and site rental leases. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related communications infrastructure assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
See "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
Deferred Credits
Deferred credits are included in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet and consist of the estimated fair value of below-market tenant leases for contractual interests with tenants on acquired communications infrastructure, which are amortized to site rental revenues.
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
See "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
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
Revenue Recognition
The Company generates site rental revenues from its core business by providing tenants with access, including space or capacity, to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts.
Site rental revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years related to the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $114 million and $92 million included in "Other current assets" and non-current amounts of $1.4 billion and $1.4 billion included in "Deferred site rental receivables" for the years ended December 31, 2019 and 2018, respectively. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
Services and other revenues. As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services relating to its Towers segment, predominately consisting of (1) site development services and (2) installation services. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of the above performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues. Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s consolidated balance sheet. The vast majority of the Company’s services relates to the Company’s Towers segment, and generally have a duration of one year or less.
Additional information on revenues. The following additional information on revenues reflect the impact of the Historical Adjustments, where applicable, as discussed in note 2. As of January 1, 2019 and December 31, 2019, a total of $2.7 billion and $2.9 billion of unrecognized revenue, respectively, was reported in "Deferred revenues" and "Other non-current liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2019, approximately $510 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue. As of January 1, 2018, a total of $2.5 billion of unrecognized revenue was reported in "Deferred revenues" and "Other non-current liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2018, approximately $470 million of the January 1, 2018 unrecognized revenue balance was recognized as revenue.
See note 5 for further discussion regarding the Company’s revenues.
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
Ground lease and fiber access expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber access agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

effect of such increases is recognized on a straight-line basis. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing renewal options, the Company has straight-lined the expense over a sufficient portion of such renewals to coincide with the final termination of the tenant's renewal options. The Company's liability related to straight-line expense is included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "Prepaid expenses" and "Operating lease right-of-use assets" on the Company's consolidated balance sheet. See also "Lease Accounting—Lessee" and "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs.
Acquisition and Integration Costs
Direct or incremental costs related to a potential or completed business combination transaction are expensed as incurred. Such costs are predominately comprised of severance, retention bonuses payable to employees of an acquired enterprise, temporary employees to assist with the integration of the acquired operations, fees paid for services (such as consulting, accounting, legal, or engineering reviews), and any other costs directly associated with the transaction. These business combination costs are included in "Acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss). For those transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. See note 4 for a discussion of the Company's recent acquisitions.
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

	Years Ended December 31,
	2019	2018	2017
Interest expense on debt obligations	$682	$635	$582
Amortization of deferred financing costs and adjustments on long-term debt, net	21	21	19
Capitalized interest	(20)	(15)	(12)
Other	—	1	2
Total	$683	$642	$591

The Company amortizes deferred financing costs, discounts and premiums over the estimated term of the related borrowing using the effective interest yield method. Deferred financing costs and discounts are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2019 and 2018, the Company has not recorded any material penalties related to its income tax positions.
See note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2019, 2018 and 2017, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below. The table below also gives effect to the Historical Adjustments as discussed in note 2.

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Net income (loss) attributable to CCIC stockholders	$860	$622	$366
Dividends/distributions on preferred stock	(113)	(113)	(58)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$747	$509	$308

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	416	413	382
Effect of assumed dilution from potential issuance of common shares relating to RSUs	2	2	1
Diluted weighted-average number of common shares outstanding	418	415	383

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$1.80	$1.23	$0.80
Diluted	$1.79	$1.23	$0.80

Dividends/distributions declared per share of common stock	$4.58	$4.28	$3.90

For the years ended December 31, 2019 and 2018, 14 million and 15 million, respectively, common share equivalents related to the 6.875% Convertible Preferred Stock were excluded from the dilutive common shares because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of each respective year. See notes 12 and 13 for further discussion of our 6.875% Convertible Preferred Stock.
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
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Foreign currency swaps are valued at settlement amounts using observable exchange rates and, if material, reflect an adjustment for the Company's and contract counterparty's credit risk. There were no changes since December 31, 2018 in the Company's valuation techniques used to measure fair values. See note 10 for a further discussion of fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Recently Adopted Accounting Pronouncements
Lease Accounting
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance.
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
The new lease standard requires lessees to recognize a lease liability, initially measured at the present value of the lease payments for all leases, and a corresponding ROU asset. The accounting for lessors remained largely unchanged from previous guidance.
Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's consolidated balance sheet. Additionally, certain amounts related to its lessee arrangements that were previously reported separately have been de-recognized and reclassified into "Operating lease right-of-use assets" on the Company's consolidated balance sheet. These amounts include (1) the Company's liability related to straight-line expense, formerly referred to as "Deferred ground lease payable" and previously included in "Other accrued liabilities" and "Other long-term liabilities," (2) prepaid rent expense previously included in "Prepaid expenses" and "Long-term prepaid rent and other assets, net," (3) below-market leases previously included in "Other intangible assets, net," and (4) above-market leases previously included in "Other long-term liabilities."
Notwithstanding the material impact to the Company's consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance had no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants).
See "Lease Accounting" for further discussion of the Company's updated accounting policies for leases.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

4.	Acquisitions
2017 FiberNet Acquisition
On November 1, 2016, the Company announced that it had entered into a definitive agreement to acquire FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. (collectively, "FiberNet") for approximately $1.5 billion in cash, subject to certain limited adjustments ("FiberNet Acquisition"). FiberNet is a fiber services provider in Florida and Texas that, as of the agreement date, owned or had rights to approximately 11,500 route miles of fiber installed or under construction, inclusive of approximately 6,000 route miles in top metro markets. On January 17, 2017, the Company closed the FiberNet Acquisition, which was financed using proceeds from its November 2016 issuance of 11.4 million shares of common stock, which generated net proceeds of $1.0 billion and borrowings under the 2016 Revolver (see note 9).

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
2017 Wilcon Acquisition
On April 17, 2017, the Company announced that it had entered into a definitive agreement to acquire Wilcon Holdings LLC ("Wilcon") from Pamlico Holdings and other unit holders of Wilcon for approximately $600 million in cash, subject to certain limited adjustments ("Wilcon Acquisition"). Wilcon is a fiber services provider that owns approximately 1,900 route miles of fiber, primarily in Los Angeles and San Diego. On June 26, 2017, the Company closed the Wilcon Acquisition, which was financed using proceeds from the May 2017 Common Stock Offering (as defined in note 12) and the 4.750% Senior Notes (as defined in note 9) offering.
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
2017 Lightower Acquisition
On July 18, 2017, the Company announced that it had entered into a definitive agreement to acquire LTS Group Holdings LLC ("Lightower") from Berkshire Partners, Pamlico Capital and other investors for approximately $7.1 billion in cash, subject to certain limited adjustments ("Lightower Acquisition"). Lightower owns or has rights to approximately 32,000 route miles of fiber located primarily in top metro markets in the Northeast, including Boston, New York and Philadelphia. On November 1, 2017, the Company closed the Lightower Acquisition, which was financed using (1) cash on hand, including proceeds from the July 2017 Equity Offerings (as defined in note 12) and the August 2017 Senior Notes (as defined in note 9) offering, and (2) borrowings under the 2016 Revolver.

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
The unaudited pro forma financial results for the year ended December 31, 2017 combine the historical results of the Company, along with the historical results of the 2017 Acquisitions. The following table presents the unaudited pro forma consolidated results of operations of the Company as if each acquisition was completed as of January 1, 2016. The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations. The table below also gives effect to the Historical Adjustments as discussed in note 2.

	Twelve Months Ended December 31, 2017
	(As Restated)
Net revenues	$4,949
Income (loss) before income taxes	$462	(b)(c)
Benefit (provision) for income taxes	$(29)	(a)
Net income (loss)	$433	(b)(c)
Basic net income (loss) attributable to CCIC common stockholders, per common share	$0.68	(c)(d)
Diluted net income (loss) attributable to CCIC common stockholders, per common share	$0.67	(c)(d)

(a)
For the year ended December 31, 2017, amounts are inclusive of pro forma adjustments to the benefit (provision) for income tax as a result of the Company's REIT status. The vast majority of the assets and related income from the FiberNet Acquisition, the Wilcon Acquisition, and the Lightower Acquisition are included in the Company's REIT. The remaining assets are included in the Company's TRS. For purposes of the unaudited pro forma financial results, an adjustment has been made to reflect the additional tax impact of the income related to the TRS assets.

(b)
For the year ended December 31, 2017, amounts are inclusive of pro forma adjustments to depreciation and amortization of $247 million, related to property and equipment and intangibles recorded as a result of the 2017 Acquisitions.

(c)
Pro forma amounts include the impact of the interest expense and common stock share issuances associated with the related debt and equity financings for the 2017 Acquisitions (see above and notes 9 and 12).

(d)
Pro forma amounts include the impact of the preferred stock dividends related to the Mandatory Convertible Preferred Stock Offering (as defined in note 12) for the Lightower Acquisition (see above and note 12).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2019. As of December 31, 2019, the weighted-average remaining term of tenant contracts is approximately five years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contracted amounts(a)	$4,177	$3,986	$3,758	$3,141	$2,405	$6,908	$24,375

(a)
Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.

See notes 3 and 15 for further discussion regarding the Company's lessor arrangements and note 16 for further information regarding the Company's operating segments.

6.	Property and Equipment
The major classes of property and equipment are summarized in the table below. The information below also gives effect to the Historical Adjustments as discussed in note 2.

	Estimated Useful Lives	As of December 31,
		2019	2018
			(As Restated)
Land(a)	—	$2,080	$1,981
Buildings	40 years	147	134
Communications infrastructure assets	1-20 years	20,521	18,683
Information technology assets and other	2-7 years	506	443
Construction in process	—	1,080	975
Total gross property and equipment		24,334	22,216
Less: accumulated depreciation		(9,668)	(8,563)
Total property and equipment, net		$14,666	$13,653

(a)	Includes land owned through fee interests and perpetual easements.
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $1.1 billion, $1.1 billion and $914 million, respectively. See note 15 for a discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.

7.	Goodwill and Intangible Assets
Goodwill
The change in the carrying value of goodwill for the year ended December 31, 2018 is as follows:

Balance as of December 31, 2017	$10,021
Adjustments due to other acquisitions, purchase price allocations and other, net	57
Balance as of December 31, 2018	$10,078
There were no changes in the carrying value of goodwill during the year ended December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Intangibles
The following is a summary of the Company's intangible assets. See note 4 for further discussion of the Company's acquisitions.

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,761	$(2,997)	$4,764	$7,787	$(2,578)	$5,209
Other intangible assets(a)	143	(71)	72	494	(187)	307
Total	$7,904	$(3,068)	$4,836	$8,281	$(2,765)	$5,516

(a)
See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard, including with respect to below-market leases previously classified as intangible assets.

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2019	2018	2017
Depreciation, amortization and accretion	$428	$428	$314
Site rental costs of operations(a)	—	17	18
Total amortization expense	$428	$445	$332

(a)
Amortization expense of intangible assets classified as "Site rental costs of operations" on the Company's consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2018 and 2017 represented amortization of below-market leases. Effective January 1, 2019, these below-market leases were de-recognized and reclassified from "Other intangible assets, net" to the "Operating lease right-of-use assets" on the Company's consolidated balance sheet. See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

The estimated annual amortization expense related to intangible assets for the years ending December 31, 2020 to 2024 is as follows:

	Years Ending December 31,
	2020	2021	2022	2023	2024
Estimated annual amortization	$427	$427	$427	$427	$384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

8.	Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. The table below also gives effect to the Historical Adjustments, as discussed in note 2. See also note 3.

	December 31,
	2019	2018
		(As Restated)
Deferred rental revenues	$1,814	$1,618
Deferred ground lease payable(a)	—	603
Above-market leases for land interests, net(a)	—	181
Deferred credits, net	434	499
Asset retirement obligation	227	192
Deferred income tax liabilities	8	7
Other long-term liabilities	33	10
Total	$2,516	$3,110

(a)
See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard, including with respect to deferred ground lease payable and above-market leases previously classified as other long-term liabilities.

Pursuant to its ground lease, easement and leased facility agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space upon which its communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $15 million, $14 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.0 billion. See note 3.
For the years ended December 31, 2018 and 2017, the Company recorded $18 million and $19 million, respectively, as a decrease to "Site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. Effective January 1, 2019, these above-market leases were de-recognized and reclassified from "Other long-term liabilities" into the "Operating lease right-of-use assets" on the Company's consolidated balance sheet. See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $65 million, $69 million and $37 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2020 to 2024 are as follows:

	Years Ending December 31,
	2020	2021	2022	2023	2024
Below-market tenant leases	$57	$53	$49	$45	$41

Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $174 million and $157 million, respectively, as of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

9.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of December 31, 2019.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
					2019		2018	2019	(a)
Secured Notes, Series 2009-1, Class A-1	July 2009		Aug. 2019	(d)	$—		$12	N/A
3.849% Secured Notes	Dec. 2012		Apr. 2023		995		994	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029	(d)	67		70	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)(c)	298		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)(c)	248		247	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)(c)	694		693	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)(c)	742		742	4.2%
Finance leases and other obligations	Various		Various	(e)	227		227	Various
Total secured debt					3,271		3,283
2016 Revolver	Jan. 2016		June 2024		525	(f)	1,075	2.8%	(g)
2016 Term Loan A	Jan. 2016		June 2024		2,310		2,354	2.9%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	155		—	Various	(i)
3.400% Senior Notes	Feb./May 2016		Feb. 2021		850		850	3.4%
2.250% Senior Notes	Sept. 2016		Sept. 2021		698		697	2.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022		846		844	4.9%
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,644		1,641	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		744		742	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		744		743	3.2%
4.450% Senior Notes	Feb. 2016		Feb. 2026		893		892	4.5%
3.700% Senior Notes	May 2016		June 2026		744		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		495		494	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		993		992	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		990		988	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		592		—	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		543		—	3.1%
4.750% Senior Notes	May 2017		May 2047		344		343	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		—	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		—	4.0%
Total unsecured debt					$14,850		$13,399
Total debt and other obligations					$18,121		$16,682
Less: current maturities and short-term debt and other current obligations					$100		$107
Non-current portion of long-term debt and other long-term obligations					$18,021		$16,575

(a)	Represents the weighted-average stated interest rate.

(b)
The Tower Revenue Notes, Series 2015-1 and 2015-2 ("May 2015 Tower Revenue Notes") and Tower Revenue Notes, Series 2018-1 and 2018-2 ("July 2018 Tower Revenue Notes") are collectively referred to herein as "Tower Revenue Notes."

(c)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2019, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(d)	The Secured Notes, Series 2009-1, Class A-1 and Secured Notes, Series 2009-1, Class A-2 are collectively referred to herein as "2009 Securitized Notes."

(e)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(f)	As of December 31, 2019, the undrawn availability under the 2016 Revolver was $4.5 billion.

(g)
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

(h)	The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issue.

(i)	The weighted-average interest rate for the outstanding commercial paper under the CP Program, as defined below, was 2.1%.

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
Bank Debt
In January 2016, the Company established the 2016 Credit Facility, which was originally comprised of (1) a $2.5 billion 2016 Revolver maturing in January 2021, (2) a $2.0 billion 2016 Term Loan A maturing in January 2021 and (3) a $1.0 billion senior unsecured 364-day revolving credit facility ("364-Day Facility") maturing in January 2017.  The Company used the net proceeds from the 2016 Credit Facility (1) to repay the then outstanding 2012 Credit Facility and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the February 2016 Senior Notes (as defined below) offering to repay in full all outstanding borrowings under the then outstanding 364-Day Facility.
In February 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.
In August 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver by $1.0 billion, for total 2016 Revolver commitments of $3.5 billion, and (2) extend the maturity of the Credit Facility to August 2022.
In June 2018, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $4.25 billion, and (2) extend the maturity of the Credit Facility from August 2022 to June 2023.
In April 2019, the Company established a commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes ("Commercial Paper Notes"). Commercial Paper Notes may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. For the year ended December 31, 2019, the Company had net issuances of $155 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
In June 2019, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2019, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $1.0 billion, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
Each of the 5.250% Senior Notes, 4.875% Senior Notes, February 2016 Senior Notes, May 2016 Senior Notes, 2.250% Senior Notes, 4.000% Senior Notes, 4.750% Senior Notes, August 2017 Senior Notes, January 2018 Senior Notes, February 2019 Senior Notes and August 2019 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
CCIC may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any, to the date of redemption.
Bonds—Secured Notes
In December 2012, the Company issued $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 ("3.849% Secured Notes"). The 3.849% Secured Notes were issued and are guaranteed by the same subsidiaries of CCIC that had previously issued and guaranteed the 7.750% senior unsecured notes due 2017 ("7.750% Secured Notes"). The 3.849% Secured Notes are secured by a pledge of the equity interests of such subsidiaries. The 3.849% Secured Notes are not guaranteed by and are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 3.849% Secured Notes. The 3.849% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. The Company used the net proceeds from the issuance of the 3.849% Secured Notes to repurchase and redeem the then outstanding 7.750% Secured Notes and a portion of the then outstanding 9.000% senior notes due 2011. The 3.849% Secured Notes may be redeemed at any time at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any to the redemption date.
Previously Outstanding Indebtedness
See above for a discussion of the Company's recent redemptions and repayments of debt.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations of the Company outstanding at December 31, 2019. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$253	$1,675	$1,000	$3,604	$3,172	$8,531	$18,235	$(114)	$18,121

Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Secured Notes, Series 2009-1, Class A-1	$12	$12	$(1)
2016 Term Loan A	—	—	(1)
Total	$12	$12	$(2)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2018
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Tower Revenue Notes, Series 2010-3	$1,250	$1,318	$(71)
2016 Term Loan A	—	—	(3)
Tower Revenues Notes, Series 2010-6	1,000	1,028	(32)
Total	$2,250	$2,346	$(106)

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2017
	Principal Amount	Cash Paid	Gains (losses)(a)
2016 Term Loan A	$—	$—	$(4)
Total	$—	$—	$(4)

(a)	The losses represent write-off of deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

10.	Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 3.

	Level in Fair Value Hierarchy	December 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$196	$196	$277	$277
Restricted cash, current and non-current	1	142	142	136	136
Liabilities:
Total debt and other obligations	2	$18,121	$19,170	$16,682	$16,562

11.	Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below. The table below also gives effect to the Historical Adjustments, as discussed in note 2.

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Domestic	$850	$618	$372
Foreign(a)	31	23	20
Total	$881	$641	$392

(a)	Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(6)	$(5)	$(3)
Foreign	(8)	(7)	(6)
State	(5)	(5)	(2)
Total current	(19)	(17)	(11)
Deferred:
Federal	—	—	(18)
Foreign	(2)	(2)	3
Total deferred	(2)	(2)	(15)
Total tax benefit (provision)	$(21)	$(19)	$(26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Benefit (provision) for income taxes at statutory rate	$(185)	$(135)	$(137)
Tax effect of foreign income (losses)	1	1	—
Tax adjustment related to REIT operations	178	128	131
State tax (provision) benefit, net of federal	(5)	(4)	(2)
Foreign tax	(10)	(9)	(3)
Effects of tax law change(a)	—	—	(15)
Total	$(21)	$(19)	$(26)

(a)
Pursuant to the Tax Cuts and Jobs Act, which was signed into law in December 2017, the Company was required to write down its net federal deferred tax asset in the amount of $17 million as a result of the reduction in the federal corporate tax rate offset by a benefit of $2 million related to the refund of the Company's alternative minimum tax credit carryforward.

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred income tax liabilities:
Property and equipment	$6	$5
Deferred site rental receivable	7	7
Total deferred income tax liabilities	13	12
Deferred income tax assets:
Intangible assets	3	4
Net operating loss carryforwards(a)	18	18
Straight-line rent expense liability(b)	3	2
Accrued liabilities	5	5
Other	2	3
Valuation allowances	—	(1)
Total deferred income tax assets, net	31	31
Net deferred income tax asset (liabilities)	$18	$19

(a)
Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.

(b)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2019			December 31, 2018
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$25	$—	$25	$25	$—	$25
State	1	—	1	1	—	1
Foreign	(8)	—	(8)	(6)	(1)	(7)
Total	$18	$—	$18	$20	$(1)	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2019, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $48 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs expire starting in 2020 and ending in 2036, and the foreign NOLs expire starting in 2022 and ending in 2037. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2019, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination. The Australian Taxation Office is conducting an audit of the tax consequences for Australian tax purposes of the Company's sale of CCAL.  The primary focus of the audit relates to the Company's asset valuation methodology and whether the Company should be subject to Australian capital gains tax on its sale of CCAL.  The Company believes its valuation methodology is appropriate, that it is not subject to such tax, and that the ultimate resolution of the audit will not be material to the Company’s financial position.
In addition, the Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2019. Additionally, the Company does not believe any such additional assessments arising from other examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2019, the Company's deferred tax assets are included in "Long-term prepaid rent and other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.

12.	Equity
2018 "At-The-Market" Stock Offering Program
In April 2018, the Company established an "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program. As of December 31, 2019, the Company had $750 million of gross sales of common stock availability remaining under the 2018 ATM Program.
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
Unless converted earlier, each outstanding share of the 6.875% Convertible Preferred Stock will automatically convert into shares of the Company's common stock on August 1, 2020 into between 8.7772 and 10.5326 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7772, subject to certain anti-dilution adjustments.
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
Declaration and Payment of Dividends
During the year ended December 31, 2019, the following dividends were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 21, 2019	March 15, 2019	March 29, 2019	$1.125	$471	(a)
Common Stock	May 16, 2019	June 14, 2019	June 28, 2019	$1.125	$471	(a)
Common Stock	August 8, 2019	September 13, 2019	September 30, 2019	$1.125	$472	(a)
Common Stock	October 14, 2019	December 13, 2019	December 31, 2019	$1.20	$502	(a)
6.875% Convertible Preferred Stock	December 11, 2018	January 15, 2019	February 1, 2019	$17.1875	$28
6.875% Convertible Preferred Stock	March 19, 2019	April 15, 2019	May 1, 2019	$17.1875	$28
6.875% Convertible Preferred Stock	June 17, 2019	July 15, 2019	August 1, 2019	$17.1875	$28
6.875% Convertible Preferred Stock	September 18, 2019	October 15, 2019	November 1, 2019	$17.1875	$28
6.875% Convertible Preferred Stock	December 9, 2019	January 15, 2020	February 3, 2020	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See note 19 for further discussion of common stock dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2019 on the Company's common stock and 6.875% Convertible Preferred Stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 29, 2019	$1.125	$0.824	$0.007	$0.817	$0.301
Common Stock	June 28, 2019	$1.125	$0.824	$0.007	$0.817	$0.301
Common Stock	September 30, 2019	$1.125	$0.824	$0.007	$0.817	$0.301
Common Stock	December 31, 2019	$1.20	$0.879	$0.008	$0.871	$0.321
6.875% Convertible Preferred Stock	February 1, 2019	$17.1875	$17.1875	$0.1490	$17.0385	$—
6.875% Convertible Preferred Stock	May 1, 2019	$17.1875	$17.1875	$0.1490	$17.0385	$—
6.875% Convertible Preferred Stock	August 1, 2019	$17.1875	$17.1875	$0.1490	$17.0385	$—
6.875% Convertible Preferred Stock	November 1, 2019	$17.1875	$17.1875	$0.1490	$17.0385	$—

(a)	Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2019, 2018 and 2017, the Company purchased 0.4 million, 0.3 million and 0.3 million shares of common stock, respectively, utilizing $44 million, $34 million and $23 million in cash, respectively.

13.	Stock-based Compensation
Stock Compensation Plans
Pursuant to a stockholder approved plan, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2019, the Company has 9 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of these shares remaining available for future issuance, approximately 3 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, or (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately 3 years.
The following is a summary of the RSU activity during the year ended December 31, 2019.

RSUs
(In millions)
Outstanding at the beginning of year	3
Granted	1
Vested	(1)
Forfeited	—
Outstanding at end of year	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The Company granted approximately 1 million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2019, 2018 and 2017. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2019, 2018 and 2017 was $106.55, $91.52 and $73.52 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2019 was approximately 2.4 years.
The approximately 1 million RSUs granted during the year ended December 31, 2019, were comprised of (1) approximately 0.8 million RSUs that time vest over a three-year period and (2) approximately 0.5 million RSUs to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon (1) the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (2) the Company's total shareholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2019, 2018 and 2017, respectively, with market conditions.

	Years Ended December 31,
	2019	2018	2017
Risk-free rate	2.5%	2.4%	1.5%
Expected volatility	18%	18%	18%
Expected dividend rate	4.0%	3.8%	4.4%

The Company recognized aggregate stock-based compensation expense related to RSUs of $96 million, $90 million and $89 million for the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2019 is $89 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the awards vested during the years ended December 31, 2019, 2018 and 2017.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2019	1	$135
2018	1	107
2017	1	67

Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Site rental costs of operations	$19	$17	$15
Services and other costs of operations	7	8	5
Selling, general and administrative expenses	90	83	76
Total stock-based compensation	$116	$108	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

14.	Commitments and Contingencies
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
SEC Investigation
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
Shareholder Litigation
Putative securities class action suits have been filed against the Company on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations relate to allegedly false or misleading statements or other failures to disclose information about the Company’s business, operations and prospects. The complaints seek money damages and the award of plaintiffs’ costs and expenses incurred in the respective class action. The Company is currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. The Company believes these class action suits are without merit and intends to defend itself vigorously.

15.	Leases
The following information is presented with respect to the Company's tenant contracts that are subject to the new lease accounting standard and excludes those contracts outside the scope of that standard.
Lessor Tenant Leases
See note 5 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2019 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

Year Ended December 31,
2019
Lease cost:
Operating lease expense(a)	$648
Variable lease expense(b)	133
Total lease expense(c)	$781

(a)	Represents the Company's operating lease expense related to its ROU assets for the twelve months ended December 31, 2019.

(b)
Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the twelve months ended December 31, 2019. Such contingencies are recognized as expense in the period they are resolved.

(c)	Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T, Sprint and T-Mobile and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 1 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

further discussion of the Company's prepaid master lease agreements and note 3 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.1 billion, respectively, as of December 31, 2019. For the twelve months ended December 31, 2019, the Company recorded $216 million to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 17 years and 4.3%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2019:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$534	$528	$524	$520	$517	$6,357	$8,980	$(3,170)	$5,810

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
The operating lease payments included in the table below include payments for certain renewal periods exercisable at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$640	$631	$628	$623	$619	$8,054	$11,195

16.	Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 80,000 route miles of fiber primarily supporting small cell networks and fiber solutions geographically dispersed throughout the U.S.
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
The tables below for the years ended December 31, 2018 and 2017 also give effect to the Historical Adjustments as discussed in note 2. Each of the Historical Adjustments for the years ended December 31, 2018 and 2017 are attributable only to the Towers segment.

	Year Ended December 31, 2019
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,389	$1,704		$5,093
Segment services and other revenues	653	17		670
Segment revenues	4,042	1,721		5,763
Segment site rental cost of operations	864	559		1,423
Segment services and other cost of operations	506	11		517
Segment cost of operations(a)(b)	1,370	570		1,940
Segment site rental gross margin	2,525	1,145		3,670
Segment services and other gross margin	147	6		153
Segment selling, general and administrative expenses(b)	96	195		291
Segment operating profit (loss)	2,576	956		3,532
Other selling, general and administrative expenses(b)			$233	233
Stock-based compensation expense			116	116
Depreciation, amortization and accretion			1,572	1,572
Interest expense and amortization of deferred financing costs			683	683
Other (income) expenses to reconcile to income (loss) before income taxes(c)			47	47
Income (loss) before income taxes				$881
Capital expenditures	$543	$1,473	$41	$2,057
Total assets (at year end)	$22,357	$15,389	$711	$38,457
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078

(a)	Exclusive of depreciation, amortization and accretion shown separately

(b)
Segment cost of operations for the year ended December 31, 2019 excludes (1) stock-based compensation expense of $26 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2019, segment selling, general and administrative expenses exclude stock-based compensation expense of $90 million.

(c)	See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2018
	(As Restated)
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,196	$1,600		$4,796
Segment services and other revenues	558	16		574
Segment revenues	3,754	1,616		5,370
Segment site rental cost of operations	848	525		1,373
Segment services and other cost of operations	415	11		426
Segment cost of operations(a)(b)	1,263	536		1,799
Segment site rental gross margin	2,348	1,075		3,423
Segment services and other gross margin	143	5		148
Segment selling, general and administrative expenses(b)	110	179		289
Segment operating profit (loss)	2,381	901		3,282
Other selling, general and administrative expenses(b)			$191	191
Stock-based compensation expense			108	108
Depreciation, amortization and accretion			1,527	1,527
Interest expense and amortization of deferred financing costs			642	642
Other (income) expenses to reconcile to income (loss) before income taxes(c)			173	173
Income (loss) before income taxes				$641
Capital expenditures	$440	$1,264	$35	$1,739
Total assets (at year end)	$17,644	$14,512	$606	$32,762
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078

(a)	Exclusive of depreciation, amortization and accretion shown separately

(b)
Segment cost of operations for the year ended December 31, 2018 excludes (1) stock-based compensation expense of $25 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2018, segment selling, general and administrative expenses exclude stock-based compensation expense of $83 million.

(c)	See consolidated statement of operations for further information.

	Year Ended December 31, 2017
	(As Restated)
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,965	$769		$3,734
Segment services and other revenues	471	50		521
Segment revenues	3,436	819		4,255
Segment site rental cost of operations	845	264		1,109
Segment services and other cost of operations	353	41		394
Segment cost of operations(a)(b)	1,198	305		1,503
Segment site rental gross margin	2,120	505		2,625
Segment services and other gross margin	118	9		127
Segment selling, general and administrative expenses(b)	94	89		183
Segment operating profit (loss)	2,144	425		2,569
Other selling, general and administrative expenses(b)			$167	167
Stock-based compensation expense			96	96
Depreciation, amortization and accretion			1,241	1,241
Interest expense and amortization of deferred financing costs			591	591
Other (income) expenses to reconcile to income (loss) before income taxes(c)			82	82
Income (loss) before income taxes				$392
Capital expenditures	$407	$782	$28	$1,217
Total assets (at year end)	$17,918	$13,669	$619	$32,206
Total goodwill (at year end)	$5,127	$4,894	$—	$10,021

(a)	Exclusive of depreciation, amortization and accretion shown separately

(b)
Segment cost of operations for the year ended December 31, 2017 excludes (1) stock-based compensation expense of $20 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2017, segment selling, general and administrative expenses exclude stock-based compensation expense of $76 million.

(c)	See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues. The table below also gives effect to the Historical Adjustments, as discussed in note 2.

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
T-Mobile	22%	19%	22%
AT&T	21%	20%	25%
Verizon Wireless	19%	20%	16%
Sprint	14%	15%	23%
Total	76%	74%	86%

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company's restricted cash is predominately held and directed by a trustee (see note 3).
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with T-Mobile, AT&T, Verizon Wireless and Sprint or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.

17.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$541	$—	$—
Interest paid	661	619	547
Income taxes paid	16	17	16
Supplemental disclosure of non-cash investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	431	—	—
Increase in accounts payable for purchases of property and equipment	2	29	2
Purchase of property and equipment under finance leases and installment land purchases	33	40	32
Increase in preferred stock dividends accrued but not paid (see note 12)	—	—	28

(a)	Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$196	$277	$314
Restricted cash, current	137	131	121
Restricted cash reported within long-term prepaid rent and other assets, net	5	5	5
Cash, cash equivalents and restricted cash	$338	$413	$440

18.	Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized in the table below. The tables below gives effect to the Historical Adjustments, where applicable, as discussed in note 2.

	Three Months Ended(a)
	December 31	September 30	June 30	March 31
		(As Restated)
2019:
Net revenues	$1,426	$1,482	$1,447	$1,408
Operating income (loss)	379	423	389	367
Gains (losses) on retirement of long-term obligations	—	—	(1)	(1)
Benefit (provision) for income taxes	(6)	(5)	(4)	(6)
Net income (loss) attributable to CCIC stockholders	208	242	216	193
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.43	$0.51	$0.45	$0.40
Diluted	$0.43	$0.51	$0.45	$0.40

	Three Months Ended(a)
	December 31	September 30	June 30	March 31
	(As Restated)
2018:
Net revenues	$1,406	$1,361	$1,319	$1,284
Operating income (loss)	367	346	335	335
Gains (losses) on retirement of long-term obligations	—	(32)	(3)	(71)
Benefit (provision) for income taxes	(5)	(5)	(5)	(4)
Net income (loss) attributable to CCIC stockholders	201	151	170	100
Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.42	$0.30	$0.34	$0.18
Diluted	$0.42	$0.30	$0.34	$0.18

(a)	The sum of quarterly information may not agree to year-to-date information due to rounding.
Restatement of Previously Issued Quarterly Unaudited Financial Information
The following tables represent the Company’s restatement of previously issued unaudited quarterly financial information for each of the applicable interim periods during the nine months ended September 30, 2019 and twelve months ended December 31, 2018. The amounts previously issued were derived from the Company’s respective Quarterly Reports on Form 10-Q, and, for the fourth quarter of 2018, from its 2018 Annual Report on Form 10-K. As discussed in note 2, the following tables reflect the impact of the Historical Adjustments, where applicable, on each interim period below. The sum of quarterly information may not agree to year-to-date information due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	September 30, 2019	June 30, 2019	March 31, 2019
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$182	$288	$245
Restricted cash	138	136	158
Receivables, net	667	591	545
Prepaid expenses(a)	99	111	85
Other current assets	167	168	160
Total current assets	1,253	1,294	1,193
Deferred site rental receivables	1,413	1,391	1,373
Property and equipment, net	14,393	14,128	13,860
Operating lease right-of-use assets(a)	6,112	6,053	5,969
Goodwill	10,078	10,078	10,078
Other intangible assets, net(a)	4,968	5,074	5,178
Long-term prepaid rent and other assets, net(a)	104	106	104
Total assets	$38,321	$38,124	$37,755
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$368	$337	$311
Accrued interest	110	166	107
Deferred revenues	638	607	598
Other accrued liabilities(a)	335	305	262
Current maturities of debt and other obligations	100	98	96
Current portion of operating lease liabilities(a)	296	289	287
Total current liabilities	1,847	1,802	1,661
Debt and other long-term obligations	17,750	17,471	17,120
Operating lease liabilities(a)	5,480	5,427	5,338
Other long-term liabilities(a)	2,458	2,411	2,369
Total liabilities	27,535	27,111	26,488
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $0.01 par value	4	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	—	—	—
Additional paid-in capital	17,829	17,801	17,769
Accumulated other comprehensive income (loss)	(5)	(5)	(5)
Dividends/distributions in excess of earnings	(7,042)	(6,787)	(6,501)
Total equity	10,786	11,013	11,267
Total liabilities and equity	$38,321	$38,124	$37,755

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	September 30, 2018	June 30, 2018	March 31, 2018
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$323	$206	$220
Restricted cash	125	125	120
Receivables, net	471	455	402
Prepaid expenses(a)	182	197	175
Other current assets	148	181	157
Total current assets	1,249	1,164	1,074
Deferred site rental receivables	1,357	1,303	1,304
Property and equipment, net	13,410	13,195	13,028
Goodwill	10,074	10,075	10,075
Other intangible assets, net(a)	5,620	5,729	5,854
Long-term prepaid rent and other assets, net(a)	911	885	892
Total assets	$32,621	$32,351	$32,227
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302	$272	$248
Accrued interest	101	154	104
Deferred revenues	568	554	539
Other accrued liabilities(a)	306	272	240
Current maturities of debt and other obligations	111	112	130
Total current liabilities	1,388	1,364	1,261
Debt and other long-term obligations	16,313	15,844	15,616
Other long-term liabilities(a)	3,074	3,014	2,946
Total liabilities	20,775	20,222	19,823
Commitments and contingencies (see note 14)
CCIC stockholders' equity:
Common stock, $0.01 par value	4	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	—	—	—
Additional paid-in capital	17,743	17,711	17,690
Accumulated other comprehensive income (loss)	(5)	(5)	(4)
Dividends/distributions in excess of earnings	(5,896)	(5,581)	(5,286)
Total equity	11,846	12,129	12,404
Total liabilities and equity	$32,621	$32,351	$32,227

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated balance sheet for each period presented. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals.

	September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$14,416	$—	$(23)	$14,393
Total assets	38,344	—	(23)	38,321
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	525	113	—	638
Total current liabilities	1,734	113	—	1,847
Other long-term liabilities(a)	2,055	403	—	2,458
Total liabilities	27,019	516	—	27,535
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,503)	(516)	(23)	(7,042)
Total equity	11,325	(516)	(23)	10,786
Total liabilities and equity	$38,344	$—	$(23)	$38,321

	June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$14,151	$—	$(23)	$14,128
Total assets	38,147	—	(23)	38,124
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	503	104	—	607
Total current liabilities	1,698	104	—	1,802
Other long-term liabilities(a)	2,028	383	—	2,411
Total liabilities	26,624	487	—	27,111
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,277)	(487)	(23)	(6,787)
Total equity	11,523	(487)	(23)	11,013
Total liabilities and equity	$38,147	$—	$(23)	$38,124

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,883	$—	$(23)	$13,860
Total assets	37,778	—	(23)	37,755
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	502	96	—	598
Total current liabilities	1,565	96	—	1,661
Other long-term liabilities(a)	2,009	360	—	2,369
Total liabilities	26,032	456	—	26,488
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,022)	(456)	(23)	(6,501)
Total equity	11,746	(456)	(23)	11,267
Total liabilities and equity	$37,778	$—	$(23)	$37,755

	September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,433	$—	$(23)	$13,410
Total assets	32,644	—	(23)	32,621
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	484	84	—	568
Total current liabilities	1,304	84	—	1,388
Other long-term liabilities(a)	2,732	342	—	3,074
Total liabilities	20,349	426	—	20,775
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(5,447)	(426)	(23)	(5,896)
Total equity	12,295	(426)	(23)	11,846
Total liabilities and equity	$32,644	$—	$(23)	$32,621

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,218	$—	$(23)	$13,195
Total assets	32,374	—	(23)	32,351
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	476	78	—	554
Total current liabilities	1,286	78	—	1,364
Other long-term liabilities(a)	2,678	336	—	3,014
Total liabilities	19,808	414	—	20,222
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(5,144)	(414)	(23)	(5,581)
Total equity	12,566	(414)	(23)	12,129
Total liabilities and equity	$32,374	$—	$(23)	$32,351

	March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,051	$—	$(23)	$13,028
Total assets	32,250	—	(23)	32,227
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	465	74	—	539
Total current liabilities	1,187	74	—	1,261
Other long-term liabilities(a)	2,615	331	—	2,946
Total liabilities	19,418	405	—	19,823
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(4,858)	(405)	(23)	(5,286)
Total equity	12,832	(405)	(23)	12,404
Total liabilities and equity	$32,250	$—	$(23)	$32,227

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted new lease standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Condensed consolidated statement of operations and comprehensive income (loss)

	September 30, 2019		June 30, 2019		March 31, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Net revenues:
Site rental	$1,287	$3,793	$1,263	$2,505	$1,242
Services and other	195	544	184	350	166
Net revenues	1,482	4,337	1,447	2,855	1,408
Operating expenses:
Costs of operations(a):
Site rental	369	1,095	365	726	361
Services and other	146	407	137	261	124
Selling, general and administrative	150	457	155	307	152
Asset write-down charges	2	13	6	12	6
Acquisition and integration costs	4	10	2	6	4
Depreciation, amortization and accretion	388	1,175	393	787	394
Total operating expenses	1,059	3,157	1,058	2,099	1,041
Operating income (loss)	423	1,180	389	756	367
Interest expense and amortization of deferred financing costs	(173)	(510)	(169)	(337)	(168)
Gains (losses) on retirement of long-term obligations	—	(2)	(1)	(2)	(1)
Interest income	2	5	1	3	2
Other income (expense)	(5)	(6)	—	(1)	(1)
Income (loss) before income taxes	247	667	220	419	199
Benefit (provision) for income taxes	(5)	(15)	(4)	(10)	(6)
Net income (loss) attributable to CCIC stockholders	242	652	216	409	193
Dividends/distributions on preferred stock	(28)	(85)	(28)	(57)	(28)
Net income (loss) attributable to CCIC common stockholders	214	567	188	352	165
Net income (loss)	242	652	216	409	193
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to CCIC stockholders	$242	$652	$216	$409	$193
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.51	$1.36	$0.45	$0.85	$0.40
Net income (loss) attributable to CCIC common stockholders - diluted	$0.51	$1.36	$0.45	$0.84	$0.40
Weighted-average common shares outstanding:
Basic	416	416	416	415	415
Diluted	418	418	418	417	417

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	December 31, 2018	September 30, 2018		June 30, 2018		March 31, 2018
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Net revenues:
Site rental	$1,231	$1,205	$3,565	$1,188	$2,360	$1,171
Services and other	175	156	399	131	244	113
Net revenues	1,406	1,361	3,964	1,319	2,604	1,284
Operating expenses:
Costs of operations(a):
Site rental	353	355	1,057	355	702	347
Services and other	135	118	301	98	183	85
Selling, general and administrative	145	145	418	138	273	134
Asset write-down charges	8	8	18	6	9	3
Acquisition and integration costs	9	4	18	8	14	6
Depreciation, amortization and accretion	389	385	1,138	379	753	374
Total operating expenses	1,039	1,015	2,950	984	1,934	949
Operating income (loss)	367	346	1,014	335	670	335
Interest expense and amortization of deferred financing costs	(164)	(160)	(478)	(158)	(318)	(160)
Gains (losses) on retirement of long-term obligations	—	(32)	(106)	(3)	(74)	(71)
Interest income	2	1	4	1	2	1
Other income (expense)	1	1	—	—	(1)	(1)
Income (loss) before income taxes	206	156	434	175	279	104
Benefit (provision) for income taxes	(5)	(5)	(13)	(5)	(9)	(4)
Net income (loss) attributable to CCIC stockholders	201	151	421	170	270	100
Dividends/distributions on preferred stock	(28)	(28)	(85)	(28)	(57)	(28)
Net income (loss) attributable to CCIC common stockholders	173	123	336	142	213	72
Net income (loss)	201	151	421	170	270	100
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(1)	(1)	(1)	—
Total other comprehensive income (loss)	—	—	(1)	(1)	(1)	—
Comprehensive income (loss) attributable to CCIC stockholders	$201	$151	$420	$169	$269	$100
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.42	$0.30	$0.81	$0.34	$0.52	$0.18
Net income (loss) attributable to CCIC common stockholders - diluted	$0.42	$0.30	$0.81	$0.34	$0.52	$0.18
Weighted-average common shares outstanding:
Basic	415	415	413	415	412	409
Diluted	417	416	414	416	413	410

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated statement of operations and comprehensive income (loss) for each period presented. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals. The sum of quarterly information may not agree to year-to-date information due to rounding.

	Nine Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$3,718	$75	$—	$3,793
Services and other	700	(152)	(4)	544
Net revenues	4,418	(77)	(4)	4,337
Operating expenses:
Costs of operations(a):
Services and other	410	—	(3)	407
Depreciation, amortization and accretion	1,176	—	(1)	1,175
Total operating expenses	3,161	—	(4)	3,157
Operating income (loss)	1,257	(77)	—	1,180
Income (loss) before income taxes	744	(77)	—	667
Net income (loss) attributable to CCIC stockholders	729	(77)	—	652
Net income (loss) attributable to CCIC common stockholders	$644	$(77)	$—	$567
Net income (loss)	$729	$(77)	$—	$652
Comprehensive income (loss) attributable to CCIC stockholders	$729	$(77)	$—	$652
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$1.55	$(0.19)	$—	$1.36
Net income (loss) attributable to CCIC common stockholders - diluted	$1.54	$(0.18)	$—	$1.36

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,260	$27	$—	$1,287
Services and other	254	(57)	(2)	195
Net revenues	1,514	(30)	(2)	1,482
Operating expenses:
Costs of operations(a):
Services and other	147	—	(1)	146
Depreciation, amortization and accretion	389	—	(1)	388
Total operating expenses	1,061	—	(2)	1,059
Operating income (loss)	453	(30)	—	423
Income (loss) before income taxes	277	(30)	—	247
Net income (loss) attributable to CCIC stockholders	272	(30)	—	242
Net income (loss) attributable to CCIC common stockholders	$244	$(30)	$—	$214
Net income (loss)	$272	$(30)	$—	$242
Comprehensive income (loss) attributable to CCIC stockholders	$272	$(30)	$—	$242
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.59	$(0.08)	$—	$0.51
Net income (loss) attributable to CCIC common stockholders - diluted	$0.58	$(0.07)	$—	$0.51

	Six Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$2,457	$48	$—	$2,505
Services and other	447	(95)	(2)	350
Net revenues	2,904	(47)	(2)	2,855
Operating expenses:
Costs of operations(a):
Services and other	263	—	(2)	261
Total operating expenses	2,101	—	(2)	2,099
Operating income (loss)	803	(47)	—	756
Income (loss) before income taxes	466	(47)	—	419
Net income (loss) attributable to CCIC stockholders	456	(47)	—	409
Net income (loss) attributable to CCIC common stockholders	$399	$(47)	$—	$352
Net income (loss)	$456	$(47)	$—	$409
Comprehensive income (loss) attributable to CCIC stockholders	$456	$(47)	$—	$409
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.96	$(0.11)	$—	$0.85
Net income (loss) attributable to CCIC common stockholders - diluted	$0.95	$(0.11)	$—	$0.84

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,238	$25	$—	$1,263
Services and other	240	(55)	(1)	184
Net revenues	1,478	(30)	(1)	1,447
Operating expenses:
Costs of operations(a):
Services and other	138	—	(1)	137
Total operating expenses	1,059	—	(1)	1,058
Operating income (loss)	419	(30)	—	389
Income (loss) before income taxes	250	(30)	—	220
Net income (loss) attributable to CCIC stockholders	246	(30)	—	216
Net income (loss) attributable to CCIC common stockholders	$218	$(30)	$—	$188
Net income (loss)	$246	$(30)	$—	$216
Comprehensive income (loss) attributable to CCIC stockholders	$246	$(30)	$—	$216
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.52	$(0.07)	$—	$0.45
Net income (loss) attributable to CCIC common stockholders - diluted	$0.52	$(0.07)	$—	$0.45

	Three Months Ended March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,219	$23	$—	$1,242
Services and other	207	(40)	(1)	166
Net revenues	1,426	(17)	(1)	1,408
Operating expenses:
Costs of operations(a):
Services and other	125	—	(1)	124
Total operating expenses	1,042	—	(1)	1,041
Operating income (loss)	384	(17)	—	367
Income (loss) before income taxes	216	(17)	—	199
Net income (loss) attributable to CCIC stockholders	210	(17)	—	193
Net income (loss) attributable to CCIC common stockholders	$182	$(17)	$—	$165
Net income (loss)	$210	$(17)	$—	$193
Comprehensive income (loss) attributable to CCIC stockholders	$210	$(17)	$—	$193
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.44	$(0.04)	$—	$0.40
Net income (loss) attributable to CCIC common stockholders - diluted	$0.44	$(0.04)	$—	$0.40

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,209	$22	$—	$1,231
Services and other	210	(35)	—	175
Net revenues	1,419	(13)	—	1,406
Operating expenses:
Depreciation, amortization and accretion	390	—	(1)	389
Total operating expenses	1,040	—	(1)	1,039
Operating income (loss)	379	(13)	1	367
Income (loss) before income taxes	218	(13)	1	206
Net income (loss) attributable to CCIC stockholders	213	(13)	1	201
Net income (loss) attributable to CCIC common stockholders	$185	$(13)	$1	$173
Net income (loss)	$213	$(13)	$1	$201
Comprehensive income (loss) attributable to CCIC stockholders	$213	$(13)	$1	$201
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.45	$(0.03)	$—	$0.42
Net income (loss) attributable to CCIC common stockholders - diluted	$0.44	$(0.02)	$—	$0.42

	Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$3,507	$58	$—	$3,565
Services and other	497	(93)	(5)	399
Net revenues	4,004	(35)	(5)	3,964
Operating expenses:
Costs of operations(a):
Services and other	304	—	(3)	301
Total operating expenses	2,953	—	(3)	2,950
Operating income (loss)	1,051	(35)	(2)	1,014
Income (loss) before income taxes	471	(35)	(2)	434
Net income (loss) attributable to CCIC stockholders	458	(35)	(2)	421
Net income (loss) attributable to CCIC common stockholders	$373	$(35)	$(2)	$336
Net income (loss)	$458	$(35)	$(2)	$421
Comprehensive income (loss) attributable to CCIC stockholders	$457	$(35)	$(2)	$420
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.90	$(0.09)	$—	$0.81
Net income (loss) attributable to CCIC common stockholders - diluted	$0.90	$(0.09)	$—	$0.81

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,184	$21	$—	$1,205
Services and other	191	(33)	(2)	156
Net revenues	1,375	(12)	(2)	1,361
Operating expenses:
Costs of operations(a):
Services and other	119	—	(1)	118
Total operating expenses	1,016	—	(1)	1,015
Operating income (loss)	359	(12)	(1)	346
Income (loss) before income taxes	169	(12)	(1)	156
Net income (loss) attributable to CCIC stockholders	164	(12)	(1)	151
Net income (loss) attributable to CCIC common stockholders	$136	$(12)	$(1)	$123
Net income (loss)	$164	$(12)	$(1)	$151
Comprehensive income (loss) attributable to CCIC stockholders	$164	$(12)	$(1)	$151
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.33	$(0.03)	$—	$0.30
Net income (loss) attributable to CCIC common stockholders - diluted	$0.33	$(0.03)	$—	$0.30

	Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$2,323	$37	$—	$2,360
Services and other	307	(60)	(3)	244
Net revenues	2,630	(23)	(3)	2,604
Operating expenses:
Costs of operations(a):
Services and other	185	—	(2)	183
Total operating expenses	1,936	—	(2)	1,934
Operating income (loss)	694	(23)	(1)	670
Income (loss) before income taxes	303	(23)	(1)	279
Net income (loss) attributable to CCIC stockholders	294	(23)	(1)	270
Net income (loss) attributable to CCIC common stockholders	$237	$(23)	$(1)	$213
Net income (loss)	$294	$(23)	$(1)	$270
Comprehensive income (loss) attributable to CCIC stockholders	$293	$(23)	$(1)	$269
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.58	$(0.06)	$—	$0.52
Net income (loss) attributable to CCIC common stockholders - diluted	$0.57	$(0.05)	$—	$0.52

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,169	$19	$—	$1,188
Services and other	161	(28)	(2)	131
Net revenues	1,330	(9)	(2)	1,319
Operating expenses:
Costs of operations(a):
Services and other	99	—	(1)	98
Total operating expenses	985	—	(1)	984
Operating income (loss)	345	(9)	(1)	335
Income (loss) before income taxes	185	(9)	(1)	175
Net income (loss) attributable to CCIC stockholders	180	(9)	(1)	170
Net income (loss) attributable to CCIC common stockholders	$152	$(9)	$(1)	$142
Net income (loss)	$180	$(9)	$(1)	$170
Comprehensive income (loss) attributable to CCIC stockholders	$179	$(9)	$(1)	$169
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.37	$(0.03)	$—	$0.34
Net income (loss) attributable to CCIC common stockholders - diluted	$0.36	$(0.02)	$—	$0.34

	Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Net revenues:
Site rental	$1,153	$18	$—	$1,171
Services and other	146	(32)	(1)	113
Net revenues	1,299	(14)	(1)	1,284
Operating expenses:
Costs of operations(a):
Services and other	86	—	(1)	85
Total operating expenses	950	—	(1)	949
Operating income (loss)	349	(14)	—	335
Income (loss) before income taxes	118	(14)	—	104
Net income (loss) attributable to CCIC stockholders	114	(14)	—	100
Net income (loss) attributable to CCIC common stockholders	$86	$(14)	$—	$72
Net income (loss)	$114	$(14)	$—	$100
Comprehensive income (loss) attributable to CCIC stockholders	$114	$(14)	$—	$100
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders - basic	$0.21	$(0.03)	$—	$0.18
Net income (loss) attributable to CCIC common stockholders - diluted	$0.21	$(0.03)	$—	$0.18

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Statement of Cash Flows

	September 30, 2019	June 30, 2019	March 31, 2019
	Nine Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$652	$409	$193
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,175	787	394
(Gains) losses on retirement of long-term obligations	2	2	1
Amortization of deferred financing costs and other non-cash interest	1	1	1
Stock-based compensation expense	91	62	29
Asset write-down charges	13	12	6
Deferred income tax (benefit) provision	2	1	1
Other non-cash adjustments, net	4	3	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(38)	18	(41)
Increase (decrease) in accounts payable	37	6	(5)
Increase (decrease) in other liabilities	179	77	(7)
Decrease (increase) in receivables	(166)	(89)	(43)
Decrease (increase) in other assets	(62)	(62)	(19)
Net cash provided by (used for) operating activities	1,890	1,227	512
Cash flows from investing activities:
Capital expenditures	(1,537)	(998)	(480)
Payments for acquisitions, net of cash acquired	(15)	(13)	(10)
Other investing activities, net	3	1	1
Net cash provided by (used for) investing activities	(1,549)	(1,010)	(489)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,895	995	996
Principal payments on debt and other long-term obligations	(59)	(36)	(25)
Purchases and redemptions of long-term debt	(12)	(12)	(12)
Borrowings under revolving credit facility	1,585	1,195	710
Payments under revolving credit facility	(2,270)	(1,785)	(1,140)
Net issuances (repayments) under commercial paper program	—	500	—
Payments for financing costs	(24)	(14)	(10)
Purchases of common stock	(44)	(43)	(42)
Dividends/distributions paid on common stock	(1,415)	(944)	(477)
Dividends/distributions paid on preferred stock	(85)	(57)	(28)
Net cash provided by (used for) financing activities	(429)	(201)	(28)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88)	16	(5)
Effect of exchange rate changes on cash	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	413	413	413
Cash, cash equivalents, and restricted cash at end of period	325	429	408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	September 30, 2018	June 30, 2018	March 31, 2018
	Nine Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$421	$270	$100
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,138	753	374
(Gains) losses on retirement of long-term obligations	106	74	71
Amortization of deferred financing costs and other non-cash interest	5	4	2
Stock-based compensation expense	79	47	23
Asset write-down charges	18	9	3
Deferred income tax (benefit) provision	2	1	1
Other non-cash adjustments, net	2	1	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(31)	22	(28)
Increase (decrease) in accounts payable	31	3	(5)
Increase (decrease) in other liabilities	179	76	(43)
Decrease (increase) in receivables	(74)	(59)	(5)
Decrease (increase) in other assets	(103)	(91)	(43)
Net cash provided by (used for) operating activities	1,773	1,110	452
Cash flows from investing activities:
Capital expenditures	(1,239)	(762)	(370)
Payments for acquisitions, net of cash acquired	(26)	(18)	(14)
Other investing activities, net	(14)	3	—
Net cash provided by (used for) investing activities	(1,279)	(777)	(384)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,743	1,743	1,743
Principal payments on debt and other long-term obligations	(76)	(47)	(32)
Purchases and redemptions of long-term debt	(2,346)	(1,318)	(1,318)
Borrowings under revolving credit facility	1,290	485	170
Payments under revolving credit facility	(1,465)	(1,150)	(1,050)
Payments for financing costs	(33)	(20)	(15)
Net proceeds from issuance of common stock	841	841	843
Purchases of common stock	(34)	(34)	(33)
Dividends/distributions paid on common stock	(1,315)	(879)	(443)
Dividends/distributions paid on preferred stock	(85)	(57)	(28)
Net cash provided by (used for) financing activities	(480)	(436)	(163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14	(103)	(95)
Effect of exchange rate changes on cash	(1)	(1)	—
Cash, cash equivalents, and restricted cash at beginning of period	440	440	440
Cash, cash equivalents, and restricted cash at end of period	453	336	345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated statement of cash flows for each period. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals.

	Nine Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$729	$(77)	$—	$652
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,176	—	(1)	1,175
Increase (decrease) in other liabilities	102	77	—	179
Net cash provided by (used for) operating activities	1,891	—	(1)	1,890
Cash flows from investing activities:
Capital expenditures	(1,538)	—	1	(1,537)
Net cash provided by (used for) investing activities	(1,550)	—	1	(1,549)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88)	—	—	(88)
Cash, cash equivalents, and restricted cash at beginning of period	413	—	—	413
Cash, cash equivalents, and restricted cash at end of period	$325	$—	$—	$325

	Six Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$456	$(47)	$—	$409
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Increase (decrease) in other liabilities	30	47	—	77
Net cash provided by (used for) operating activities	1,227	—	—	1,227
Net increase (decrease) in cash, cash equivalents, and restricted cash	16	—	—	16
Cash, cash equivalents, and restricted cash at beginning of period	413	—	—	413
Cash, cash equivalents, and restricted cash at end of period	$429	$—	$—	$429

	Three Months Ended March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$210	$(17)	$—	$193
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Increase (decrease) in other liabilities	(24)	17	—	(7)
Net cash provided by (used for) operating activities	512	—	—	512
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5)	—	—	(5)
Cash, cash equivalents, and restricted cash at beginning of period	413	—	—	413
Cash, cash equivalents, and restricted cash at end of period	$408	$—	$—	$408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$458	$(35)	$(2)	$421
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Increase (decrease) in other liabilities	144	35	—	179
Net cash provided by (used for) operating activities	1,775	—	(2)	1,773
Cash flows from investing activities:
Capital expenditures	(1,241)	—	2	(1,239)
Net cash provided by (used for) investing activities	(1,281)	—	2	(1,279)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14	—	—	14
Cash, cash equivalents, and restricted cash at beginning of period	440	—	—	440
Cash, cash equivalents, and restricted cash at end of period	$453	$—	$—	$453

	Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$294	$(23)	$(1)	$270
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Increase (decrease) in other liabilities	53	23	—	76
Net cash provided by (used for) operating activities	1,111	—	(1)	1,110
Cash flows from investing activities:
Capital expenditures	(763)	—	1	(762)
Net cash provided by (used for) investing activities	(778)	—	1	(777)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(103)	—	—	(103)
Cash, cash equivalents, and restricted cash at beginning of period	440	—	—	440
Cash, cash equivalents, and restricted cash at end of period	$336	$—	$—	$336

	Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$114	$(14)	$—	$100
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Increase (decrease) in other liabilities	(57)	14	—	(43)
Net cash provided by (used for) operating activities	452	—	—	452
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95)	—	—	(95)
Cash, cash equivalents, and restricted cash at beginning of period	440	—	—	440
Cash, cash equivalents, and restricted cash at end of period	$345	$—	$—	$345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

19.	Subsequent Events
Common Stock Dividend
On February 20, 2020, the Company's board of directors declared a quarterly cash dividend of $1.20 per common share. The quarterly dividend will be payable on March 31, 2020, to common stockholders of record as of March 13, 2020.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2019, due to the existence of the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2019, as it did not effectively design and maintain controls related to the accounting for tower installation services. Specifically, the Company did not have controls in place to identify lease components and account for the related deferred revenue within the Company’s agreements for tower installation services. In addition, the Company did not design and maintain effective controls to verify the accuracy of capital expenditures made for permanent improvements associated with tower installation services.
These control deficiencies resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 and each of the interim and annual periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019, and immaterial adjustments to property and equipment and operating expenses in the fourth quarter ended December 31, 2019. Additionally, these control deficiencies could result in misstatements of the annual or interim consolidated financial statements that would result in a material misstatement that would not be prevented or detected.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Remediation of Material Weakness
Management has created a plan of remediation to strengthen its internal control over financial reporting. The remediation efforts include 1) revising its accounting policies for its tower installation services to identify and account for lease components and the related calculation of deferred revenue, and 2) making improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services. Management is implementing training with respect to the new processes and evaluating the need for additional resources.
Management believes that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the material weakness and may take additional measures to strengthen its internal control environment.
(d) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
(e) Limitations on the Effectiveness of Controls
Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2019:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	9	(b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	9

(a)	See note 13 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.

(b)	Of these shares remaining available for future issuance, 3 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 47.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2019 Form 10-K.
(a)(3) Exhibits:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
1.1	Form of Sales Agreement, dated April 6, 2018, between Crown Castle International Corp. and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC and Wells Fargo Securities, LLC	8-K	001-16441	April 6, 2018	1.1
2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014	8-K	001-16441	September 23, 2014	2.1
2.2	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC	10-Q	001-16441	May 8, 2015	10.5
2.3	Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd	10-Q	001-16441	August 7, 2015	10.2
2.4
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
		8-K	001-16441	July 19, 2017	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Specimen Certificate of 6.875% Mandatory Convertible Preferred Stock, Series A (included as Exhibit A to Exhibit 3.2)	8-K	001-16441	July 26, 2017	3.2
4.3	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.4	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.5	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.6	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.7	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.8	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.9	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.10	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.11	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.12	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	October 16, 2012	4.1
4.13	First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	December 16, 2014	4.4
4.14	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.15	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.16	First Supplemental Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.875% Senior Notes due 2022	8-K	001-16441	April 15, 2014	4.2
4.17	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.18	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.19	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.20	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.21	Sixth Supplemental Indenture dated September 1, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.250% Senior Notes due 2021	8-K	001-16441	September 1, 2016	4.1
4.22	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.23	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.24	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.25	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.26	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.27	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.28	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1
4.29*	Description of the Company's Common Stock	—	—	—	—
4.30*	Description of the Company's 6.875% Mandatory Convertible Preferred Stock	—	—	—	—
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.3†	Form of Severance Agreement between Crown Castle International Corp. and James D. Young	8-K	001-16441	March 2, 2005	10.4
10.4†	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young	8-K	001-16441	December 7, 2007	10.2
10.5†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young and Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.6†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young and Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.7†	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon, Daniel K. Schlanger, Michael J. Kavanagh and Robert C. Ackerman	10-K	001-16441	February 22, 2016	10.47
10.8†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.9†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.10†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 18, 2016)	8-K	001-16441	February 24, 2016	10.2
10.11†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of August 3, 2017)	10-Q	001-16441	August 7, 2017	10.1
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.13†	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-Q	001-16441	August 6, 2018	10.2
10.14†	Crown Castle International Corp. 2019 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 27, 2019	10.1
10.15†	Crown Castle International Corp. 2020 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 21, 2020	10.1
10.16	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.17	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.18	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.19	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.20	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.21	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.22	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.23	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.24	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.25
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
		8-K	001-16441	December 5, 2006	10.2
10.26	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.27	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.32	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.33	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.34	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.35	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.36	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.37	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.38	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.39	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.40	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.41	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.42	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.43	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.44	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.45	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.46	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.47	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16441	February 13, 2017	10.1
10.48	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.49	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.50	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.51	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.52	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
21*	Schedule of Subsidiaries of Crown Castle International Corp.	—	—	—	—
23*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Other Adjustments		Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2019	$14	$7	$—	$(3)	$—	$—		$18
2018	$14	$4	$—	$(4)	$—	$—		$14
2017	$11	$4	$—	$(5)	$—	$4	(a)	$14

(a)	Represents the allowance for doubtful accounts reflected in the final purchase price allocations for the 2017 Acquisitions. See note 4.

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2019	$1	$—	$—	$(1)	$—	$—	$—
2018	$1	$—	$—	$—	$—	$—	$1
2017	$7	$—	$—	$(6)	$—	$—	$1

(a)	Inclusive of the effects of acquisitions.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$3,293	(b)	(c)	(c)	$23,854	$(9,382)	Various	Various	Up to 20 years

(a)
Includes approximately 40,000 towers and 80,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(b)
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

(c)	The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2019	2018
		(As Restated)(a)
Gross amount at beginning	$21,840	$20,086
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(b)	4	5
Communications infrastructure construction and improvements	1,878	1,565
Purchase of land interests	53	56
Sustaining capital expenditures	84	85
Other(c)	101	64
Total additions	2,120	1,775
Deductions during period:
Cost of real estate sold or disposed	(45)	(21)
Other	(61)	—
Total deductions	(106)	(21)
Balance at end	$23,854	$21,840

(a)	See note 2 to the Company's consolidated financial statements for further information regarding the restatement.

(b)	Includes acquisitions of communications infrastructure.

(c)	Predominately relates to the purchase of property and equipment under finance leases and installment land purchases.

	2019	2018
		(As Restated)(a)
Gross amount of accumulated depreciation at beginning	$(8,338)	$(7,301)
Additions during period:
Depreciation	(1,087)	(1,056)
Total additions	(1,087)	(1,056)
Deductions during period:
Amount for assets sold or disposed	24	18
Other	19	1
Total deductions	43	19
Balance at end	$(9,382)	$(8,338)

(a)	See note 2 to the Company's consolidated financial statements for further information regarding the restatement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2020.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Senior Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2019 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 10th day of March, 2020.

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