Form 10-Q
period 2020-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2020-05-01
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 29, 2020: 416,751,230

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued adoption and increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) assumed conversion of 6.875% Mandatory Preferred Stock and the impact therefrom and dividends expected to be paid thereon, (11) our full year 2020 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our 2020 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (12) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (13) the utility of certain financial measures, including non-GAAP financial measures, (14) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (15) adequacy, projected sources and uses of liquidity, (16) impact of the completed merger between T-Mobile and Sprint, (17) expectations regarding non-renewals of tenant contracts, (18) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (19) the potential impact of novel coronavirus (COVID-19) pandemic, (20) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting and (21) the outcome of the shareholder litigation. All future dividends are subject to declaration by our board of directors.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle International Corp. ("CCIC") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2019 Form 10-K.

Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly, the condensed consolidated financial statements as of and for the quarterly period ended March 31, 2019 included in this Quarterly Report on Form 10-Q have been restated to reflect the Historical Adjustments as described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the quarterly period ended March 31, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$310	$196
Restricted cash	157	137
Receivables, net	495	596
Prepaid expenses	107	107
Other current assets	178	168
Total current assets	1,247	1,204
Deferred site rental receivables	1,428	1,424
Property and equipment, net of accumulated depreciation of $9,953 and $9,668, respectively	14,815	14,666
Operating lease right-of-use assets	6,198	6,133
Goodwill	10,078	10,078
Other intangible assets, net	4,734	4,836
Other assets, net	116	116
Total assets	$38,616	$38,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$296	$334
Accrued interest	119	169
Deferred revenues	741	657
Other accrued liabilities	264	361
Current maturities of debt and other obligations	949	100
Current portion of operating lease liabilities	300	299
Total current liabilities	2,669	1,920
Debt and other long-term obligations	17,746	18,021
Operating lease liabilities	5,567	5,511
Other long-term liabilities	2,513	2,516
Total liabilities	28,495	27,968
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: March 31, 2020—417 and December 31, 2019—416	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: March 31, 2020—2 and December 31, 2019—2; aggregate liquidation value: March 31, 2020—$1,650 and December 31, 2019—$1,650	—	—
Additional paid-in capital	17,835	17,855
Accumulated other comprehensive income (loss)	(6)	(5)
Dividends/distributions in excess of earnings	(7,712)	(7,365)
Total equity	10,121	10,489
Total liabilities and equity	$38,616	$38,457

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
		(As Restated)
Net revenues:
Site rental	$1,310	$1,242
Services and other	111	166
Net revenues	1,421	1,408
Operating expenses:
Costs of operations(a):
Site rental	375	361
Services and other	99	124
Selling, general and administrative	175	152
Asset write-down charges	4	6
Acquisition and integration costs	5	4
Depreciation, amortization and accretion	399	394
Total operating expenses	1,057	1,041
Operating income (loss)	364	367
Interest expense and amortization of deferred financing costs	(175)	(168)
Gains (losses) on retirement of long-term obligations	—	(1)
Interest income	1	2
Other income (expense)	—	(1)
Income (loss) before income taxes	190	199
Benefit (provision) for income taxes	(5)	(6)
Net income (loss) attributable to CCIC stockholders	185	193
Dividends/distributions on preferred stock	(28)	(28)
Net income (loss) attributable to CCIC common stockholders	$157	$165
Net income (loss)	$185	$193
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	—
Total other comprehensive income (loss)	(1)	—
Comprehensive income (loss) attributable to CCIC stockholders	$184	$193
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.38	$0.40
Net income (loss) attributable to CCIC common stockholders—diluted	$0.38	$0.40
Weighted-average common shares outstanding:
Basic	416	415
Diluted	418	417

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$185	$193
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	399	394
(Gains) losses on retirement of long-term obligations	—	1
Amortization of deferred financing costs and other non-cash interest	1	1
Stock-based compensation expense	37	29
Asset write-down charges	4	6
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	—	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(50)	(41)
Increase (decrease) in accounts payable	(20)	(5)
Increase (decrease) in other liabilities	2	(7)
Decrease (increase) in receivables	102	(43)
Decrease (increase) in other assets	(8)	(19)
Net cash provided by (used for) operating activities	653	512
Cash flows from investing activities:
Capital expenditures	(447)	(480)
Payments for acquisitions, net of cash acquired	(13)	(10)
Other investing activities, net	(8)	1
Net cash provided by (used for) investing activities	(468)	(489)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	996
Principal payments on debt and other long-term obligations	(26)	(25)
Purchases and redemptions of long-term debt	—	(12)
Borrowings under revolving credit facility	1,340	710
Payments under revolving credit facility	(595)	(1,140)
Net issuances (repayments) under commercial paper program	(155)	—
Payments for financing costs	—	(10)
Purchases of common stock	(73)	(42)
Dividends/distributions paid on common stock	(513)	(477)
Dividends/distributions paid on preferred stock	(28)	(28)
Net cash provided by (used for) financing activities	(50)	(28)
Net increase (decrease) in cash, cash equivalents, and restricted cash	135	(5)
Effect of exchange rate changes	(1)	—
Cash, cash equivalents, and restricted cash at beginning of period	338	413
Cash, cash equivalents, and restricted cash at end of period	$472	$408

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	53	—	—	53
Purchases and retirement of common stock	—	—	—	—	(73)	—	—	(73)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(504)	(504)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	185	185
Balance, March 31, 2020	417	$4	2	$—	$17,835	$(6)	$(7,712)	$10,121

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018 (As Restated)	415	$4	2	$—	$17,767	$(5)	$(6,195)	$11,571
Stock-based compensation related activity, net of forfeitures	1	—	—	—	45	—	—	45
Purchases and retirement of common stock	—	—	—	—	(42)	—	—	(42)
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Common stock dividends/distributions(b)	—	—	—	—	—	—	(472)	(472)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss) (As Restated)	—	—	—	—	—	—	193	193
Balance, March 31, 2019 (As Restated)	416	$4	2	$—	$17,770	$(5)	$(6,502)	$11,267

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 8 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2019, and related notes thereto, included in the 2019 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2019 Form 10-K. References to the "Company" refer to CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
The Company's core business is providing access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, " tenant contracts").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2020, the condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, and the condensed consolidated cash flows for the three months ended March 31, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements
The following tables summarize the impact of the restatement adjustments that were related to the timing of revenue recognition on its tower installation services. Specifically, the Company determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for the Company's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represent a lease component and should be recognized as site rental revenues on a ratable basis over the associated estimated lease term. In addition, the Company has also made other adjustments to the financial statements referenced above to correct errors that were not material to its condensed consolidated financial statements. Such immaterial adjustments are related to a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures.  These immaterial adjustments relate exclusively to the Company's Towers segment. Collectively, the restatement adjustments and other immaterial adjustments are referred to herein as "Historical Adjustments."
In addition to the restatement of the condensed consolidated financial statements, certain historical information in the notes to the condensed consolidated financial statements have been restated to reflect the impact of the Historical Adjustments.
Condensed Consolidated Balance Sheet

	March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$13,883	$—	$(23)	$13,860
Total assets	37,778	—	(23)	37,755
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	502	96	—	598
Total current liabilities	1,565	96	—	1,661
Other long-term liabilities	2,009	360	—	2,369
Total liabilities	26,032	456	—	26,488
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,022)	(456)	(23)	(6,501)
Total equity	11,746	(456)	(23)	11,267
Total liabilities and equity	$37,778	$—	$(23)	$37,755

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
Condensed Consolidated Statement of Cash Flows

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2020 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $123 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of March 31, 2020. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
Services and other revenues
As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services and (2) installation services. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of the above performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues. Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. The vast majority of the Company’s services generally have a duration of one year or less.
Additional information on revenues
The following additional information on revenues reflect the impact of the Historical Adjustments, where applicable, as discussed in note 2. As of January 1, 2020 and March 31, 2020, $2.9 billion and $2.8 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the three months ended March 31, 2020, approximately $160 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. During the three months ended March 31, 2019, approximately $135 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2020.

	Nine Months Ending December 31,	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contracted amounts(a)	$3,257	$4,071	$3,842	$3,213	$2,489	$7,219	$24,091

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
See note 13 for a discussion of the Company's issuance of the April 2020 Senior Notes (as defined in note 13) and the application of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of March 31, 2020.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2020		Balance as of December 31, 2019	Stated Interest Rate as of March 31, 2020(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$996		$995	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		66		67	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)	299		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	248		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	695		694	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	742		742	4.2%
Finance leases and other obligations	Various		Various	(c)	221		227	Various
Total secured debt					$3,267		$3,271
2016 Revolver	Jan. 2016		June 2024		$1,270	(d)	$525	2.1%	(e)
2016 Term Loan A	Jan. 2016		June 2024		2,295		2,310	2.1%	(e)
Commercial Paper Notes	N/A	(f)	N/A	(f)	—	(f)	155	N/A
3.400% Senior Notes	Feb./May 2016		Feb. 2021		850		850	3.4%
2.250% Senior Notes	Sept. 2016		Sept. 2021		698		698	2.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022		846		846	4.9%
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,644		1,644	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		744		744	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		745		744	3.2%
4.450% Senior Notes	Feb. 2016		Feb. 2026		893		893	4.5%
3.700% Senior Notes	May 2016		June 2026		745		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		495		495	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		993		993	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		990		990	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		592		592	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		543	3.1%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
Total unsecured debt					$15,428		$14,850
Total debt and other obligations					18,695		18,121
Less: current maturities and short-term debt and other current obligations					949		100
Non-current portion of long-term debt and other long-term obligations					$17,746		$18,021

(a)	See the 2019 Form 10-K, including note 9, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2020, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(d)	As of March 31, 2020, the undrawn availability under the 2016 Revolver was $3.7 billion.

(e)
Both the 2016 Revolver and 2016 Term Loan A bear interest, at our option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.125% to 0.350%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(f)
Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the 2019 Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of March 31, 2020, there were no outstanding Commercial Paper Notes. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2020, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2020	2021	2022	2023	2024	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities	$76	$1,675	$1,000	$3,604	$3,917	$8,532	$18,804	$(109)	$18,695

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2020	2019
Interest expense on debt obligations	$174	$167
Amortization of deferred financing costs and adjustments on long-term debt	5	5
Other, net of capitalized interest	(4)	(4)
Total	$175	$168

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$310	$310	$196	$196
Restricted cash, current and non-current	1	162	162	142	142
Liabilities:
Total debt and other obligations	2	18,695	19,175	18,121	19,170

The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2019, there have been no changes in the Company's valuation techniques used to measure fair values.

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
For the three months ended March 31, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2020 and 2019, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, as determined under the if-converted method. The table below also gives effect to the Historical Adjustments, as described in note 2.

	Three Months Ended March 31,
	2020	2019
		(As Restated)
Net income (loss) attributable to CCIC stockholders	$185	$193
Dividends on preferred stock	(28)	(28)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$157	$165

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	416	415
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	2
Diluted weighted-average number of common shares outstanding	418	417

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.38	$0.40
Diluted	$0.38	$0.40

Dividends/distributions declared per share of common stock	$1.20	$1.125
Dividends/distributions declared per share of preferred stock	$17.1875	$17.1875

During the three months ended March 31, 2020, the Company granted one million restricted stock units. For the three months ended March 31, 2020, 15 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of March 31, 2020.

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
Shareholder Litigation
In February and March 2020, putative securities class action suits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current officers. The lawsuits were filed on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations relate to allegedly false or misleading statements or other failures to disclose information about the Company's business, operations and prospects. The complaints seek unspecified money damages and the award of plaintiffs' costs and expenses incurred in the respective class action. The Company is currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any, with respect to these lawsuits. The Company believes these lawsuits are without merit and intends to defend itself vigorously.
In April 2020, a stockholder derivative lawsuit was filed by Melvyn Klein in the United States District Court for the District of Delaware, against the Company, as a nominal defendant, and its current directors and certain of its current officers. The complaint alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements, between February 27, 2018 through the present. The complaint seeks, among other things, unspecified money damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief is sought against the Company itself.

10.	Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2020, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 20, 2020	March 13, 2020	March 31, 2020	$1.20	$504	(a)
6.875% Mandatory Convertible Preferred Stock	December 9, 2019	January 15, 2020	February 3, 2020	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 12, 2020	April 15, 2020	May 1, 2020	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2020, the Company purchased 0.4 million shares of its common stock utilizing $73 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
The following table set forth the Company's segment operating results for the three months ended March 31, 2020 and 2019. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.
The table below also gives effect to the Historical Adjustments, as described in note 2. Each of the Historical Adjustments for the three months ended March 31, 2019 are attributable only to the Towers segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019 (As Restated)
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$867	$443		$1,310	$828	$414		$1,242
Segment services and other revenues	108	3		111	162	4		166
Segment revenues	975	446		1,421	990	418		1,408
Segment site rental cost of operations	214	152		366	211	140		351
Segment services and other cost of operations	95	2		97	120	3		123
Segment cost of operations(a)(b)	309	154		463	331	143		474
Segment site rental gross margin	653	291		944	617	274		891
Segment services and other gross margin	13	1		14	42	1		43
Segment selling, general and administrative expenses(b)	24	51		75	26	48		74
Segment operating profit (loss)	642	241		883	633	227		860
Other selling, general and administrative expenses			$70	70			$55	55
Stock-based compensation expense			36	36			29	29
Depreciation, amortization and accretion			399	399			394	394
Interest expense and amortization of deferred financing costs			175	175			168	168
Other (income) expenses to reconcile to income (loss) before income taxes(c)			13	13			15	15
Income (loss) before income taxes				$190				$199
Capital expenditures	$105	$328	$14	$447	$119	$355	$6	$480
Total assets (at period end)	$22,234	$15,520	$862	$38,616	$22,091	$14,930	$734	$37,755

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation of $6 million for both of the three months ended March 31, 2020 and 2019, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended March 31, 2020 and 2019. Selling, general and administrative expenses exclude stock-based compensation expense of $30 million and $23 million for the three months ended March 31, 2020 and 2019, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$135	$145
Interest paid	223	208
Income taxes paid	1	—
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	133	36
Increase (decrease) in accounts payable for purchases of property and equipment	(18)	2
Purchase of property and equipment under finance leases and installment purchases	5	9

(a)	Excludes the Company's contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$310	$196
Restricted cash, current	157	137
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$472	$338

13.	Subsequent Events
April 2020 Senior Notes Offering
On April 3, 2020, the Company issued $1.25 billion aggregate principal amount of senior unsecured notes ("April 2020 Senior Notes"), which consisted of (1) $750 million aggregate principal amount of 3.300% senior unsecured notes due July 2030 and (2) $500 million aggregate principal amount of 4.150% senior unsecured notes due July 2050. The Company used the net proceeds of the April 2020 Senior Notes offering to repay outstanding indebtedness under the 2016 Revolver.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2019 Form 10-K. As discussed in the "Explanatory Note" to this Form 10-Q and in further detail in the 2019 Form 10-K, amounts reflected for the first quarter of 2019 have been restated to reflect the impact of the Historical Adjustments.

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and (2) 80,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 92% of our first quarter 2020 consolidated net revenues. Our Towers segment and Fiber segment accounted for 66% and 34%, respectively, of our first quarter 2020 site rental revenues. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the three months ended March 31, 2020.

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

◦
Discretionary capital expenditures of $426 million for the three months ended March 31, 2020, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $24 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	74% of our site rental revenues were derived from T-Mobile, AT&T, Verizon Wireless and Sprint for the three months ended March 31, 2020.

▪	On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For additional information, see "Item 1A. Risk Factors" in the 2019 Form 10-K.

•	Majority of land interests under our towers under long-term control

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

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of March 31, 2020, after giving effect to our April 2020 Senior Notes issuance and the application of the net proceeds therefrom, our outstanding debt has a weighted-average interest rate of 3.7% and weighted-average maturity of approximately seven years (assuming anticipated repayment dates on our Tower Revenue Notes). See note 13 to our condensed consolidated financial statements.

◦	88% of our debt has fixed rate coupons, after giving effect to our April 2020 Senior Notes issuance (see note 13 to our condensed consolidated financial statements).

◦	Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.

•	During 2020, we have completed the following financing transactions (see note 13 to our condensed consolidated financial statements)

◦
In April 2020, we issued $1.25 billion aggregate principal amount of senior unsecured notes ("April 2020 Senior Notes"), which consisted of (1) $750 million aggregate principal amount of 3.300% senior unsecured notes due July 2030 and (2) $500 million aggregate principal amount of 4.150% senior unsecured notes due July 2050. We used the net proceeds of the April 2020 Senior Notes offering to repay outstanding borrowings under the 2016 Revolver.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $653 million for the three months ended March 31, 2020.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦	During March 2020, we paid a common stock dividend of $1.20 per share, totaling approximately $513 million.

◦	We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.80 per share, or an aggregate amount of approximately $2.0 billion.

◦
Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends.

◦
During February 2020, we paid a preferred stock dividend of $17.1875 per share, totaling approximately $28 million. We currently expect our preferred stock dividends, prior to the mandatory conversion of our 6.875% Mandatory Convertible Preferred Stock in August 2020, to be a cumulative amount of $17.1875 per share, or an aggregate amount of approximately $28 million. Any future preferred stock dividends are subject to declaration by our board directors.

Outlook Highlights
The following are certain highlights of our full year 2020 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2019, our full year 2020 site rental revenue growth will be positively impacted by higher tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

•
We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for 2020, as we continue to construct new small cells and fiber as a result of the anticipated returns on such discretionary investments. We also expect sustaining capital expenditures to remain approximately 2% of net revenues for full year 2020.

Coronavirus (COVID-19)
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has adversely affected the United States. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), such as the imposition of travel restrictions; mandates from federal, state and local authorities to close non-essential businesses and avoid large gatherings of people; quarantine or "shelter-in-place;" and the promotion of social distancing and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued spread of COVID-19 and the resulting Initiatives have led to a significant economic downturn, global supply chain disruptions and volatility in the global capital markets.
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. To date, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures include providing support for our tenants as reflected in the FCC's "Keep Americans Connected" pledge, requiring work-from-home arrangements for a large portion of our workforce and imposing travel restrictions for our employees where practicable, canceling physical participation in meetings, events and conferences, and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants, business partners and stockholders.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows in the first quarter of 2020. Given the Company’s access to various sources of liquidity, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2019 Form 10-K. Amounts for three months ended March 31, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 3 to our consolidated financial statements in the 2019 Form 10-K).
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

Highlights of our results of operations for the three months ended March 31, 2020 and 2019 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2020	2019	$ Change	% Change
		(As Restated)
Site rental revenues:
Towers site rental revenues	$867	$828	+$39	+5%
Fiber site rental revenues	$443	$414	+$29	+7%
Total site rental revenues	$1,310	$1,242	+$68	+5%
Segment site rental gross margin:
Towers site rental gross margin(a)	$653	$617	+$36	+6%
Fiber site rental gross margin(a)	$291	$274	+$17	+6%
Services and other gross margin:
Towers services and other gross margin(a)	$13	$42	$(29)	(69)%
Fiber services and other gross margin(a)	$1	$1	—	—%
Segment operating profit:
Towers operating profit(a)	$642	$633	+$9	+1%
Fiber operating profit(a)	$241	$227	+$14	+6%
Net income attributable to CCIC stockholders	$185	$193	$(8)	(4)%
Adjusted EBITDA(b)	$814	$804	+$10	+1%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $68 million, or 5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.
Towers site rental revenues for the first quarter of 2020 were $867 million and increased by $39 million, or 5%, from $828 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2020 were $443 million and increased by $29 million, or 7%, from $414 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 5% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $13 million for the first quarter of 2020 and decreased by $29 million, or 69%, from $42 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers operating profit for the first quarter of 2020 increased by $9 million, or 1%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers and partially offset by the previously-mentioned decrease in Towers service activity.
Fiber operating profit for the first quarter of 2020 increased by $14 million, or 6%, from the same period in the prior year. Fiber operating profit was positively impacted by increased demand for small cells and fiber solutions and was partially offset by an increase in Fiber-related selling, general and administrative expenses.
Interest expense and amortization of deferred financing costs were $175 million for the first quarter of 2020 and increased by $7 million, or 4%, from $168 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures.
For the first quarter of 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in the 2019 Form 10-K.
Net income attributable to CCIC stockholders was $185 million during the first quarter of 2020 compared to $193 million during the first quarter of 2019. The decrease was predominately related to the impact from the aforementioned Towers service activity as well as an increase in selling, general and administrative expenses, partially offset by growth in our site rental activities in both our Towers and Fiber segments.
Adjusted EBITDA increased $10 million, or 1%, from the first quarter of 2019 to the first quarter of 2020, reflecting the growth in our site rental activities in both our Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers service activity.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 2. MD&A—General Overview—Overview") from (1) the largest U.S. wireless carriers and (2) fiber solutions tenants. As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and the 2019 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2020, after giving effect to our April 2020 Senior Notes offering and the application of the net proceeds therefrom. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 5 and 13 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$472
Undrawn 2016 Revolver availability(b)	4,935
Debt and other long-term obligations (current and non-current)(c)	18,695
Total equity	10,121

(a)	Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.

(b)
Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See the 2019 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes.

(c)	See "Item 2. MD&A—General Overview—Overview" and note 5 to our condensed consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $949 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.80 per share, or an aggregate amount of approximately $2.0 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) prior to the automatic conversion of our 6.875% Convertible Preferred Stock in August 2020, dividend payments related to such preferred stock of approximately $28 million and (4) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•	See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2020	2019	Change
		(As Restated)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$653	$512	$141
Investing activities	(468)	(489)	21
Financing activities	(50)	(28)	(22)
Net increase (decrease) in cash, cash equivalents, and restricted cash	135	(5)	140
Effect of exchange rate changes on cash	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$134	$(5)	$139
Operating Activities
Net cash provided by operating activities of $653 million for the first three months of 2020 increased by $141 million, or 28%, compared to the first three months of 2019, due primarily to the growth in our core business and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $468 million for the first three months of 2020 decreased by $21 million, or 4%, from the first three months of 2019 as a result of a decrease in discretionary capital expenditures related to the construction of small cells and fiber.
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

Capital expenditures for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended
(In millions of dollars)	March 31, 2020				March 31, 2019(a)
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$13	$—	$—	$13	$15	$—	$—	$15
Communications infrastructure improvements and other capital projects(b)	87	319	7	413	98	344	—	442
Sustaining	5	9	7	21	6	11	4	21
Integration	—	—	—	—	—	—	2	2
Total	$105	$328	$14	$447	119	355	6	480

(a)	As restated.

(b)
Towers segment includes $42 million and $41 million of capital expenditures incurred during the three months ended March 31, 2020 and 2019, respectively, in connection with tenant installations and upgrades on our towers.

Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2020 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $4.80 per share over the next 12 months, or an aggregate amount of approximately $2.0 billion); (2) paying dividends on our 6.875% Convertible Preferred Stock (expected to total approximately $28 million, prior to the automatic conversion of such preferred stock in August 2020); (3) purchasing our common stock; or (4) purchasing, repaying, or redeeming our debt. See notes 5, 10 and 13 to our condensed consolidated financial statements.
Net cash used for financing activities of $50 million for the first three months of 2020 increased by $22 million, or 79%, from the first three months of 2019 as a result of the net impact from our common and preferred stock dividend payments, purchases of common stock and our issuances, purchases and repayments of debt (including with respect to our 2016 Revolver and CP Program). See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 5 and 10 to our condensed consolidated financial statements for further information.
In April 2020, we issued $1.25 billion aggregate principal amount of senior unsecured notes, the proceeds of which were used to repay outstanding indebtedness under the 2016 Revolver. See note 13 to our condensed consolidated financial statements.
Credit Facility.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of April 29, 2020, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See notes 5 and 13 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 5 to our condensed consolidated financial statements for further information regarding our CP Program. As of April 29, 2020, there were no amounts outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See Item 2. MD&A—General Overview—Business Fundamentals and Results and note 13 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock Activity. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends. See below for a discussion of the anticipated automatic conversion of 6.875% Mandatory Convertible Preferred Stock.

Convertible Preferred Stock Activity. As of both March 31, 2020 and December 31, 2019, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.7914 shares (based on the current maximum conversion price of $113.75) and 10.5496 shares (based on the current minimum conversion price of $94.79) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.7914 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Mandatory Convertible Preferred Stock dividends.
ATM Program. See note 10 to our condensed consolidated financial statements for further information regarding our 2018 ATM Program.
Debt Covenants. Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements also contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2019 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The critical accounting policies and estimates for 2020 are not intended to be a comprehensive list of our accounting policies and estimates. Our critical accounting policies and estimates as of December 31, 2019 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 3 of our consolidated financial statements in the 2019 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements.
See note 3 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted.
See note 3 to our condensed consolidated financial statements.
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

(In millions of dollars)	Three Months Ended March 31,
	2020	2019
		(As Restated)
Net income (loss)	$185	$193
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4	6
Acquisition and integration costs	5	4
Depreciation, amortization and accretion	399	394
Amortization of prepaid lease purchase price adjustments	5	5
Interest expense and amortization of deferred financing costs	175	168
(Gains) losses on retirement of long-term obligations	—	1
Interest income	(1)	(2)
Other (income) expense	—	1
(Benefit) provision for income taxes	5	6
Stock-based compensation expense	36	29
Adjusted EBITDA(a)(b)	$814	$804

(a)	The components in this table may not sum to the total due to rounding.

(b)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2019 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to our April 2020 Senior Notes offering and the application of the net proceeds therefrom:

•	the potential refinancing of our existing debt ($18.7 billion outstanding at March 31, 2020 and $18.1 billion at December 31, 2019);

•
our $2.3 billion and $3.0 billion of floating rate debt at March 31, 2020 and December 31, 2019, respectively, which represented approximately 12% and 17% of our total debt, as of March 31, 2020 and December 31, 2019, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2020, after giving effect to our April 2020 Senior Notes offering and the application of the net proceeds therefrom, we had $2.3 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2020, after giving effect to our April 2020 Senior Notes offering and the application of the net proceeds therefrom. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and the 2019 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$32	$1,587	$883	$3,428	$774	$9,782	$16,486	$16,846
Average interest rate(b)(c)(d)	4.3%	2.9%	5.2%	4.2%	3.3%	5.0%	4.5%
Variable rate(e)	$44	$88	$117	$176	$1,917	$—	$2,342	$2,342
Average interest rate(e)	1.5%	1.4%	1.4%	1.5%	1.6%	—%	1.6%

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
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed in the Company's 2019 Form 10-K, management concluded that a material weakness existed in the Company's internal control over financial reporting, as it did not effectively design and maintain controls related to the accounting for tower installation services.
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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 9 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
The following risk factor is provided to update the risk factors previously discussed in "Item 1A. Risk Factors" in the 2019 Form 10-K.
The impact of COVID-19 and related risks could materially affect our financial position, results of operations and cash flows.
The global spread of COVID-19 has created significant uncertainty and economic disruption. We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. See "Item 2. MD&A—General Overview—Coronavirus (COVID-19)" for further information. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows is difficult to predict with certainty and depends on numerous evolving factors, including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) result in decreased demand for our communications infrastructure; (3) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (4) increase our cost of capital and adversely impact our access to capital. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in "Item 1A. Risk Factors" in the 2019 Form 10-K. Due to the speed with which the situation is developing and factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives, or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near to medium term, but the impact could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31 2020	1	$141.24	—	—
February 1 - February 29, 2020	439	166.18	—	—
March 1 - March 31, 2020	1	150.54	—	—
Total	441	$166.06	—	—
We paid $73 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 3, 2020	4.1
10.1	Crown Castle International Corp. 2020 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 21, 2020	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 1, 2020	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2020	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)