Form 10-Q
period 2020-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2020-07-31
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 29, 2020: 419,668,287

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued adoption and increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) assumed conversion of 6.875% Mandatory Preferred Stock and the impact therefrom and dividends expected to be paid thereon, (11) our full year 2020 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our 2020 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (12) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (13) the utility of certain financial measures, including non-GAAP financial measures, (14) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (15) adequacy, projected sources and uses of liquidity, (16) impact of the completed merger between T-Mobile and Sprint, (17) expectations regarding non-renewals of tenant contracts, (18) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (19) the potential impact of novel coronavirus (COVID-19) pandemic, (20) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting and (21) the outcome of the outstanding litigation and SEC investigation. All future dividends are subject to declaration by our board of directors.
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

Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 included in this Form 10-Q have been restated to reflect the Historical Adjustments as described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,514	$196
Restricted cash	154	137
Receivables, net	439	596
Prepaid expenses	137	107
Other current assets	192	168
Total current assets	3,436	1,204
Deferred site rental receivables	1,428	1,424
Property and equipment, net of accumulated depreciation of $10,236 and $9,668, respectively	14,963	14,666
Operating lease right-of-use assets	6,251	6,133
Goodwill	10,078	10,078
Other intangible assets, net	4,626	4,836
Other assets, net	119	116
Total assets	$40,901	$38,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280	$334
Accrued interest	182	169
Deferred revenues	763	657
Other accrued liabilities	333	361
Current maturities of debt and other obligations	99	100
Current portion of operating lease liabilities	307	299
Total current liabilities	1,964	1,920
Debt and other long-term obligations	21,014	18,021
Operating lease liabilities	5,615	5,511
Other long-term liabilities	2,482	2,516
Total liabilities	31,075	27,968
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: June 30, 2020—417 and December 31, 2019—416	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: June 30, 2020—2 and December 31, 2019—2; aggregate liquidation value: June 30, 2020—$1,650 and December 31, 2019—$1,650	—	—
Additional paid-in capital	17,872	17,855
Accumulated other comprehensive income (loss)	(6)	(5)
Dividends/distributions in excess of earnings	(8,044)	(7,365)
Total equity	9,826	10,489
Total liabilities and equity	$40,901	$38,457

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Net revenues:
Site rental	$1,319	$1,263	$2,629	$2,505
Services and other	121	184	232	350
Net revenues	1,440	1,447	2,861	2,855
Operating expenses:
Costs of operations(a):
Site rental	378	365	752	726
Services and other	108	137	207	261
Selling, general and administrative	164	155	339	307
Asset write-down charges	3	6	7	12
Acquisition and integration costs	2	2	7	6
Depreciation, amortization and accretion	402	393	801	787
Total operating expenses	1,057	1,058	2,113	2,099
Operating income (loss)	383	389	748	756
Interest expense and amortization of deferred financing costs	(178)	(169)	(353)	(337)
Gains (losses) on retirement of long-term obligations	—	(1)	—	(2)
Interest income	1	1	2	3
Other income (expense)	—	—	—	(1)
Income (loss) before income taxes	206	220	397	419
Benefit (provision) for income taxes	(6)	(4)	(11)	(10)
Net income (loss) attributable to CCIC stockholders	200	216	386	409
Dividends/distributions on preferred stock	(28)	(28)	(57)	(57)
Net income (loss) attributable to CCIC common stockholders	$172	$188	$329	$352
Net income (loss)	$200	$216	$386	$409
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(1)	—
Total other comprehensive income (loss)	—	—	(1)	—
Comprehensive income (loss) attributable to CCIC stockholders	$200	$216	$385	$409
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.41	$0.45	$0.79	$0.85
Net income (loss) attributable to CCIC common stockholders—diluted	$0.41	$0.45	$0.79	$0.84
Weighted-average common shares outstanding:
Basic	417	416	416	415
Diluted	419	418	418	417

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$386	$409
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	801	787
(Gains) losses on retirement of long-term obligations	—	2
Amortization of deferred financing costs and other non-cash interest	3	1
Stock-based compensation expense	75	62
Asset write-down charges	7	12
Deferred income tax (benefit) provision	2	1
Other non-cash adjustments, net	2	3
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	13	18
Increase (decrease) in accounts payable	(41)	6
Increase (decrease) in other liabilities	55	77
Decrease (increase) in receivables	157	(89)
Decrease (increase) in other assets	(51)	(62)
Net cash provided by (used for) operating activities	1,409	1,227
Cash flows from investing activities:
Capital expenditures	(861)	(998)
Payments for acquisitions, net of cash acquired	(16)	(13)
Other investing activities, net	(13)	1
Net cash provided by (used for) investing activities	(890)	(1,010)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,733	995
Principal payments on debt and other long-term obligations	(53)	(36)
Purchases and redemptions of long-term debt	—	(12)
Borrowings under revolving credit facility	1,340	1,195
Payments under revolving credit facility	(1,865)	(1,785)
Net issuances (repayments) under commercial paper program	(155)	500
Payments for financing costs	(38)	(14)
Purchases of common stock	(74)	(43)
Dividends/distributions paid on common stock	(1,014)	(944)
Dividends/distributions paid on preferred stock	(57)	(57)
Net cash provided by (used for) financing activities	1,817	(201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,336	16
Effect of exchange rate changes	(1)	—
Cash, cash equivalents, and restricted cash at beginning of period	338	413
Cash, cash equivalents, and restricted cash at end of period	$2,673	$429

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2020	417	$4	2	$—	$17,835	$(6)	$(7,712)	$10,121
Stock-based compensation related activity, net of forfeitures	—	—	—	—	38	—	—	38
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(504)	(504)
Preferred stock dividends/distributions(a)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	200	200
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2019 (As Restated)	416	$4	2	$—	$17,770	$(5)	$(6,502)	$11,267
Stock-based compensation related activity, net of forfeitures	—	—	—	—	32	—	—	32
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(a)	—	—	—	—	—	—	(473)	(473)
Preferred stock dividends/distributions(s)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	216	216
Balance, June 30, 2019 (As Restated)	416	$4	2	$—	$17,801	$(5)	$(6,787)	$11,013

(a)	See note 8 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	91	—	—	91
Purchases and retirement of common stock	—	—	—	—	(74)	—	—	(74)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,008)	(1,008)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(57)	(57)
Net income (loss)	—	—	—	—	—	—	386	386
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018 (As Restated)	415	$4	2	$—	$17,767	$(5)	$(6,195)	$11,571
Stock-based compensation related activity, net of forfeitures	1	—	—	—	77	—	—	77
Purchases and retirement of common stock	—	—	—	—	(43)	—	—	(43)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(944)	(944)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(57)	(57)
Net income (loss) (As Restated)	—	—	—	—	—	—	409	409
Balance, June 30, 2019 (As Restated)	416	$4	2	$—	$17,801	$(5)	$(6,787)	$11,013

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 8 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile following its merger with Sprint completed on April 1, 2020. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2020, the condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated cash flows for the six months ended June 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Condensed Consolidated Balance Sheet

	June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$14,151	$—	$(23)	$14,128
Total assets	38,147	—	(23)	38,124
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	503	104	—	607
Total current liabilities	1,698	104	—	1,802
Other long-term liabilities	2,028	383	—	2,411
Total liabilities	26,624	487	—	27,111
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,277)	(487)	(23)	(6,787)
Total equity	11,523	(487)	(23)	11,013
Total liabilities and equity	$38,147	$—	$(23)	$38,124

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

Condensed Consolidated Statement of Cash Flows

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

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2020 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $134 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of June 30, 2020. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.

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
Additional information on revenues
The following additional information on revenues reflect the impact of the Historical Adjustments, where applicable, as discussed in note 2. As of January 1, 2020 and June 30, 2020, $2.9 billion and $3.0 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the six months ended June 30, 2020, approximately $300 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. During the six months ended June 30, 2019, approximately $265 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2020.

	Six Months Ending December 31,	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contracted amounts(a)	$2,228	$4,157	$3,921	$3,280	$2,559	$7,480	$23,625

(a)
Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.

See note 11 for further information regarding the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2020.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2020		Balance as of December 31, 2019	Stated Interest Rate as of June 30, 2020(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$996		$995	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		64		67	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)	299		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	248		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	695		694	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	743		742	4.2%
Finance leases and other obligations	Various		Various	(c)	225		227	Various
Total secured debt					$3,270		$3,271
2016 Revolver	Jan. 2016		June 2024		$—	(d)	$525	N/A	(e)
2016 Term Loan A	Jan. 2016		June 2024		2,281		2,310	1.3%	(e)
Commercial Paper Notes	N/A	(f)	N/A	(f)	—	(f)	155	N/A
3.400% Senior Notes	Feb./May 2016		Feb. 2021	(h)(i)	850		850	3.4%
2.250% Senior Notes	Sept. 2016		Sept. 2021	(h)	699		698	2.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022	(h)	847		846	4.9%
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,644		1,644	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		745		744	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		745		744	3.2%
1.350% Senior Notes	June 2020		July 2025	(h)	494		—	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		894		893	4.5%
3.700% Senior Notes	May 2016		June 2026		745		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		495		495	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		993		993	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		990		990	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		592		592	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		543	3.1%
3.300% Senior Notes	Apr. 2020		July 2030	(g)	736		—	3.3%
2.250% Senior Notes	June 2020		Jan. 2031	(h)	1,087		—	2.3%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050	(g)	489		—	4.2%
3.250% Senior Notes	June 2020		Jan. 2051	(h)	889		—	3.3%
Total unsecured debt					$17,843		$14,850
Total debt and other obligations					21,113		18,121
Less: current maturities and short-term debt and other current obligations					99		100
Non-current portion of long-term debt and other long-term obligations					$21,014		$18,021

(a)	See the 2019 Form 10-K, including note 9, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2020, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(d)	As of June 30, 2020, the undrawn availability under the 2016 Revolver was $5.0 billion.

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

(f)
Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the 2019 Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of June 30, 2020, there were no outstanding Commercial Paper Notes. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

(g)
In April 2020, the Company issued $1.25 billion aggregate principal amount of senior unsecured notes ("April 2020 Senior Notes"), which consisted of (1) $750 million aggregate principal amount of 3.300% senior unsecured notes due July 2030 and (2) $500 million aggregate principal amount of 4.150% senior unsecured notes due July 2050. The company used the net proceeds of the April 2020 Senior Notes offering to repay outstanding indebtedness under the 2016 Revolver.

(h)
In June 2020, the Company issued $2.5 billion aggregate principal amount of senior unsecured notes ("June 2020 Senior Notes"), which consisted of (1) $500 million aggregate principal amount of 1.350% senior unsecured notes due July 2025, (2) $1.1 billion aggregate principal amount of 2.250% senior unsecured notes due January 2031 and (3) $900 million aggregate principal amount of 3.250% senior unsecured notes due January 2051. In July 2020, the Company used the net proceeds of the June 2020 Senior Notes offering, together with available cash, to redeem all of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes. See note 13 for further discussion regarding the use of proceeds.

(i)	While the 3.400% Senior Notes have a final maturity date within one year, the Company classified such notes as long-term based on its ability and intent to refinance the notes on a long-term basis.
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2020, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2020	2021(b)	2022	2023	2024	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities(a)	$53	$1,677	$1,001	$3,605	$2,648	$12,287	$21,271	$(158)	$21,113

(a)
Inclusive of the final maturities of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes, which were redeemed in July 2020. See note 13 for further discussion regarding the July redemption of previously outstanding debt.

(b)
Inclusive of $850 million of 3.400% Senior Notes due February 2021. While the 3.400% Senior Notes have a final maturity date within one year, the Company classified such notes as long-term based on its ability and intent to refinance the notes on a long-term basis.

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$176	$169	$350	$336
Amortization of deferred financing costs and adjustments on long-term debt	6	5	11	10
Other, net of capitalized interest	(4)	(5)	(8)	(9)
Total	$178	$169	$353	$337

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,514	$2,514	$196	$196
Restricted cash, current and non-current	1	159	159	142	142
Liabilities:
Total debt and other obligations	2	21,113	23,018	18,121	19,170

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
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the TRSs, (3) franchise taxes, (4) property taxes, and (5) transfer taxes. In addition, the Company could under certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as a REIT.
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
For the six months ended June 30, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's 6.875% Mandatory Convertible Preferred Stock, as determined under the if-converted method. The table below also gives effect to the Historical Adjustments, as described in note 2.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Net income (loss) attributable to CCIC stockholders	$200	$216	$386	$409
Dividends on preferred stock	(28)	(28)	(57)	(57)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$172	$188	$329	$352

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	417	416	416	415
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	2	2	2
Diluted weighted-average number of common shares outstanding	419	418	418	417

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.41	$0.45	$0.79	$0.85
Diluted	$0.41	$0.45	$0.79	$0.84

Dividends/distributions declared per share of common stock	$1.20	$1.125	$2.40	$2.250
Dividends/distributions declared per share of preferred stock	$17.1875	$17.1875	$34.3750	$34.3750

During the six months ended June 30, 2020, the Company granted one million restricted stock units. For the six months ended June 30, 2020, 15 million common share equivalents related to the 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of June 30, 2020.

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
Shareholder Litigation
In February and March 2020, putative securities class action suits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current officers. The lawsuits were filed on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations relate to allegedly false or misleading statements or other failures to disclose information about the Company's business, operations and prospects. The complaints seek unspecified money damages and the award of the plaintiffs' costs and expenses incurred in the respective class action. The Company is currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

losses, if any, with respect to these lawsuits. The Company believes these lawsuits are without merit and intends to defend itself vigorously.
During the quarter ended June 30, 2020, derivative lawsuits were filed in the United States District Court for the District of Delaware, against the Company's current directors and certain of its current officers and the Company as a nominal defendant. Each of the complaints alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements. Each of the complaints seeks, among other things, unspecified money damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief is sought against the Company itself. In June 2020, the derivative lawsuits were consolidated as In re Crown Castle International Corp. Derivative Litigation, C.A. No. 20-00606-MN in the United States District Court for the District of Delaware.
Durham Lawsuits
The Company has received notices of claims and has been named as one of several defendants in lawsuits stemming from an April 2019 gas leak explosion in Durham, North Carolina, which occurred near an area where the Company's subcontractors were installing fiber. The explosion resulted in two fatalities, physical injuries (some of which were serious), and property damage to surrounding buildings and businesses. Currently, the Company is unable to determine the likelihood of an outcome or estimate a range of possible losses, if any, related to these lawsuits.

10.	Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2020, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 20, 2020	March 13, 2020	March 31, 2020	$1.20	$504	(a)
Common Stock	May 14, 2020	June 12, 2020	June 30, 2020	$1.20	$504	(a)
6.875% Mandatory Convertible Preferred Stock	December 9, 2019	January 15, 2020	February 3, 2020	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 12, 2020	April 15, 2020	May 1, 2020	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 19, 2020	July 15, 2020	August 3, 2020	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the six months ended June 30, 2020, the Company purchased 0.4 million shares of its common stock utilizing $74 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
The following tables set forth the Company's segment operating results for the three and six months ended June 30, 2020 and 2019. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.
The tables below also give effect to the Historical Adjustments, as described in note 2. Each of the Historical Adjustments for the three and six months ended June 30, 2019 are attributable only to the Towers segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019 (As Restated)
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$868	$451		$1,319	$841	$422		$1,263
Segment services and other revenues	117	4		121	181	3		184
Segment revenues	985	455		1,440	1,022	425		1,447
Segment site rental cost of operations	218	150		368	218	136		354
Segment services and other cost of operations	104	2		106	133	2		135
Segment cost of operations(a)(b)	322	152		474	351	138		489
Segment site rental gross margin	650	301		951	623	286		909
Segment services and other gross margin	13	2		15	48	1		49
Segment selling, general and administrative expenses(b)	24	45		69	24	51		75
Segment operating profit (loss)	639	258		897	647	236		883
Other selling, general and administrative expenses			$65	65			$56	56
Stock-based compensation expense			37	37			32	32
Depreciation, amortization and accretion			402	402			393	393
Interest expense and amortization of deferred financing costs			178	178			169	169
Other (income) expenses to reconcile to income (loss) before income taxes(c)			9	9			13	13
Income (loss) before income taxes				$206				$220
Capital expenditures	$92	$310	$12	$414	$136	$371	$11	$518
Total assets (at period end)	$22,200	$15,616	$3,085	$40,901	$22,126	$15,215	$783	$38,124

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation of $7 million and $8 million for the three months ended June 30, 2020 and 2019, respectively, and (2) prepaid lease purchase price adjustments of $4 million and $5 million for the three months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $30 million and $24 million for the three months ended June 30, 2020 and 2019, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019 (As Restated)
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,735	$894		$2,629	$1,669	$836		$2,505
Segment services and other revenues	225	7		232	343	7		350
Segment revenues	1,960	901		2,861	2,012	843		2,855
Segment site rental cost of operations	432	302		734	429	277		706
Segment services and other cost of operations	199	4		203	252	5		257
Segment cost of operations(a)(b)	631	306		937	681	282		963
Segment site rental gross margin	1,303	592		1,895	1,240	559		1,799
Segment services and other gross margin	26	3		29	91	2		93
Segment selling, general and administrative expenses(b)	48	96		144	50	98		148
Segment operating profit (loss)	1,281	499		1,780	1,281	463		1,744
Other selling, general and administrative expenses			$135	135			$112	112
Stock-based compensation expense			73	73			61	61
Depreciation, amortization and accretion			801	801			787	787
Interest expense and amortization of deferred financing costs			353	353			337	337
Other (income) expenses to reconcile to income (loss) before income taxes(c)			21	21			28	28
Income (loss) before income taxes				$397				$419
Capital expenditures	$197	$638	$26	$861	$257	$726	$15	$998

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $13 million and $14 million for the six months ended June 30, 2020 and 2019, respectively, and (2) prepaid lease purchase price adjustments of $9 million and $10 million for the six months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $60 million and $47 million for the six months ended June 30, 2020 and 2019, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$268	$271
Interest paid	337	318
Income taxes paid	1	9
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	260	183
Increase (decrease) in accounts payable for purchases of property and equipment	13	18
Purchase of property and equipment under finance leases and installment purchases	14	22

(a)	Excludes the Company's contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,514	$196
Restricted cash, current	154	137
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$2,673	$338

13.	Subsequent Events
June 2020 Senior Notes Offering Use of Proceeds
On July 6, 2020, the Company used the net proceeds of the June 2020 Senior Notes offering, together with available cash, to redeem all of the previously outstanding (1) 3.400% Senior Notes due 2021, (2) 2.250% Senior Notes due 2021 and (3) 4.875% Senior Notes due 2022, which resulted in a loss on retirement of long-term obligations of $95 million that will be reflected in the third quarter 2020 financial statements, predominantly as a result of make-whole premiums.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2019 Form 10-K. As discussed in the "Explanatory Note" to this Form 10-Q and in further detail in the 2019 Form 10-K, amounts presented for the second quarter of 2019 have been restated to reflect the impact of the Historical Adjustments.

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and (2) 80,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 92% of our second quarter 2020 consolidated net revenues. Our Towers segment and Fiber segment accounted for 66% and 34%, respectively, of our second quarter 2020 site rental revenues. Within our Fiber segment, 70% and 30% of our second quarter 2020 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the six months ended June 30, 2020.

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

◦
Discretionary capital expenditures of $817 million for the six months ended June 30, 2020, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $24 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	77% of our site rental revenues were derived from T-Mobile (including revenues previously derived from Sprint), AT&T and Verizon Wireless for the six months ended June 30, 2020.

▪	On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For additional information, see "Item 1A. Risk Factors" in the 2019 Form 10-K.

•	Majority of land interests under our towers under long-term control

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

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see notes 5 and 13 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of June 30, 2020, after giving effect to the July 2020 redemption of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes, our outstanding debt has a weighted-average interest rate of 3.5% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our Tower Revenue Notes).

◦	88% of our debt has fixed rate coupons, after giving effect to the July 2020 redemption of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes.

◦	Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.

•	During 2020, we have completed the following financing transactions (see notes 5 and 13 to our condensed consolidated financial statements)

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

◦
In June 2020, we issued $2.5 billion aggregate principal amount of senior unsecured notes ("June 2020 Senior Notes"), which consisted of (1) $500 million aggregate principal amount of 1.350% senior unsecured notes due July 2025, (2) $1.1 billion aggregate principal amount of 2.250% senior unsecured notes due January 2031 and (3) $900 million aggregate principal amount of 3.250% senior unsecured notes due January 2051.

◦
In July 2020, we used the net proceeds of the June 2020 Senior Notes offering, together with available cash, to redeem all of the previously outstanding (1) 3.400% senior unsecured notes due February 2021 ("3.400% Senior Notes"), (2) 2.250% senior unsecured notes due September 2021 ("2.250% Senior Notes") and (3) 4.875% senior unsecured notes due April 2022 ("4.875% Senior Notes"), which resulted in a loss on retirement of long-term obligations of $95 million that will be reflected in the third quarter 2020 financial statements, predominantly as a result of make-whole premiums.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $1.4 billion for the six months ended June 30, 2020.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦	During each of the first two quarters of 2020, we paid a common stock dividend of $1.20 per share, totaling approximately $1.0 billion.

◦	We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $4.80 per share, or an aggregate amount of approximately $2.0 billion.

◦
Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends.

◦
During each of the first two quarters of 2020, we paid a preferred stock dividend of $17.1875 per share, or an aggregate amount of approximately $57 million. Our final preferred stock dividend payable in August 2020 will be $17.1875 per share, or an aggregate amount of approximately $28 million. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020 (see also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" for a discussion of the automatic conversion).

Outlook Highlights
The following are certain highlights of our full year 2020 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2019, our full year 2020 site rental revenue will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

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
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. To date, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures include requiring work-from-home arrangements for a large portion of our workforce, imposing travel restrictions for our employees where practicable, canceling physical participation in meetings, events and conferences, forming an internal committee to monitor and implement procedures for the return of our workforce to an office setting, and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants, business partners and stockholders.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the six months ended June 30, 2020. Given the Company’s access to various sources of liquidity and no near term debt maturities other than principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2019 Form 10-K. Amounts for three and six months ended June 30, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."
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

Highlights of our results of operations for the three months ended June 30, 2020 and 2019 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2020	2019	$ Change	% Change
		(As Restated)
Site rental revenues:
Towers site rental revenues	$868	$841	+$27	+3%
Fiber site rental revenues	$451	$422	+$29	+7%
Total site rental revenues	$1,319	$1,263	+$56	+4%
Segment site rental gross margin:
Towers site rental gross margin(a)	$650	$623	+$27	+4%
Fiber site rental gross margin(a)	$301	$286	+$15	+5%
Services and other gross margin:
Towers services and other gross margin(a)	$13	$48	$(35)	(73)%
Fiber services and other gross margin(a)	$2	$1	+$1	+100%
Segment operating profit:
Towers operating profit(a)	$639	$647	$(8)	(1)%
Fiber operating profit(a)	$258	$236	+$22	+9%
Net income attributable to CCIC stockholders	$200	$216	$(16)	(7)%
Adjusted EBITDA(b)	$831	$827	+$4	—

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
Site rental revenues grew $56 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.
Towers site rental revenues for the second quarter of 2020 were $868 million and increased by $27 million, or 3%, from $841 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the second quarter of 2020 were $451 million and increased by $29 million, or 7%, from $422 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 3% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $13 million for the second quarter of 2020 and decreased by $35 million, or 73%, from $48 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the second quarter of 2020 were $164 million and increased by $9 million, or 6%, from $155 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.
Towers operating profit for the second quarter of 2020 decreased by $8 million, or 1%, from the same period in the prior year. The decrease in Towers operating profit was primarily related to the previously-mentioned decrease in Towers service activity, which was partially offset by the growth in our Towers site rental revenues and relatively fixed costs to operate our towers.
Fiber operating profit for the second quarter of 2020 increased by $22 million, or 9%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was $402 million for the second quarter of 2020 and increased by $9 million, or 2%, from $393 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $178 million for the second quarter of 2020 and increased by $9 million, or 5%, from $169 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures.
For the second quarter of 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in the 2019 Form 10-K.
Net income attributable to CCIC stockholders was $200 million during the second quarter of 2020 compared to $216 million during the second quarter of 2019. The decrease was predominately due to the previously-mentioned decrease in Towers services activity and increase in expenses, including increases in (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs, which was partially offset by growth in our site rental activities in both our Towers and Fiber segments.
Adjusted EBITDA increased $4 million from the second quarter of 2019 to the second quarter of 2020, reflecting the growth in our site rental activities in both our Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers service activity.

Highlights of our results of operations for the six months ended June 30, 2020 and 2019 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2020	2019	$ Change	% Change
		(As Restated)
Towers site rental revenues	$1,735	$1,669	+$66	+4%
Fiber site rental revenues	$894	$836	+$58	+7%
Total site rental revenues	$2,629	$2,505	+$124	+5%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,303	$1,240	+$63	+5%
Fiber site rental gross margin(a)	$592	$559	+$33	+6%
Segment services and other gross margin:
Towers services and other gross margin(a)	$26	$91	$(65)	(71)%
Fiber services and other gross margin(a)	$3	$2	+$1	+50%
Segment operating profit:
Towers operating profit(a)	$1,281	$1,281	—	—
Fiber operating profit(a)	$499	$463	+$36	+8%
Net income attributable to CCIC stockholders	$386	$409	$(23)	(6)%
Adjusted EBITDA(b)	$1,645	$1,632	+$13	+1%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $124 million, or 5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.

Towers site rental revenues for the first six months of 2020 were $1.7 billion and increased by $66 million, or 4%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first six months of 2020 were $894 million and increased by $58 million, or 7%, from $836 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 4% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $26 million for the first six months of 2020 and decreased by $65 million, or 71%, from $91 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first six months of 2020 were $339 million and increased by $32 million, or 10%, from $307 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.
Towers operating profit for the first six months of 2020 was unchanged from the prior year as a result of the previously-mentioned increase in Towers site rental gross margin, which was fully offset by the decrease in Towers services and other gross margin.
Fiber operating profit for the first six months of 2020 increased by $36 million, or 8%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was $801 million for the first six months of 2020 and increased by $14 million, or 2%, from $787 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $353 million for the first six months of 2020 and increased $16 million, or 5%, from $337 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures.
For the first six months of 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2019 Form 10-K.
Net income attributable to CCIC stockholders was $386 million for the first six months of 2020 compared to $409 million during the first six months of 2019. The decrease was predominately due to the previously-mentioned decrease in Towers services activity and increase in expenses, including increases in (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs, which was partially offset by growth in our site rental activities in both our Towers and Fiber segments.
Adjusted EBITDA increased $13 million, or 1%, from the first six months of 2019 to the first six months of 2020, reflecting the growth in our site rental activities in both our Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers service activity.

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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of Adjusted EBITDA to interest expense of approximately three times, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time. We have no significant contractual debt maturities until 2023 (other than principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also our 2019 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2020, after giving effect to the July 2020 redemption of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 5 and 13 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$183
Undrawn 2016 Revolver availability(b)	4,967
Debt and other long-term obligations (current and non-current)(c)	18,717
Total equity	9,731

(a)	Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.

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

Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $99 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $4.80 per share, or an aggregate amount of approximately $2.0 billion (see "Item 2. MD&A—Business Fundamentals and Results"), (3) dividend payments of approximately $28 million on our 6.875% Convertible Preferred Stock (see "—Convertible Preferred Stock Activity" for discussion of the automatic conversion in August 2020) and (4) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•	See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2020	2019	Change
		(As Restated)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,409	$1,227	$182
Investing activities	(890)	(1,010)	120
Financing activities	1,817	(201)	2,018
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,336	16	2,320
Effect of exchange rate changes on cash	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,335	$16	$2,319
Operating Activities
Net cash provided by operating activities of $1.4 billion for the first six months of 2020 increased by $182 million, or 15%, compared to the first six months of 2019, due primarily to the growth in our core business and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $890 million for the first six months of 2020 decreased by $120 million, or 12%, from the first six months of 2019 as a result of a decrease in discretionary capital expenditures.

Capital Expenditures
Our capital expenditures have been categorized as discretionary, integration or sustaining as described below.

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

Capital expenditures for the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended
(In millions of dollars)	June 30, 2020				June 30, 2019(a)
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$30	$—	$—	$30	$25	$—	$—	$25
Communications infrastructure improvements and other capital projects(b)	158	614	15	787	215	702	—	917
Sustaining	9	24	11	44	17	24	10	51
Integration	—	—	—	—	—	—	5	5
Total	$197	$638	$26	$861	$257	$726	$15	$998

(a)	As restated.

(b)
Towers segment includes $76 million and $96 million of capital expenditures incurred during the six months ended June 30, 2020 and 2019, respectively, in connection with tenant installations and upgrades on our towers.

Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2020 capital expenditures.

Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $4.80 per share over the next 12 months, or an aggregate amount of approximately $2.0 billion); (2) paying dividends on our 6.875% Convertible Preferred Stock (the final dividend payable in August 2020 to total approximately $28 million); (3) purchasing our common stock; or (4) purchasing, repaying, or redeeming our debt. See notes 5, 10 and 13 to our condensed consolidated financial statements.
Net cash provided by financing activities of $1.8 billion for the first six months of 2020 increased by $2.0 billion from the first six months of 2019 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Revolver and CP Program), common and preferred stock dividend payments and purchases of common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 5 and 10 to our condensed consolidated financial statements for further information.
In April 2020, we issued $1.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to repay outstanding indebtedness under the 2016 Revolver. See note 5 to our condensed consolidated financial statements.
In June 2020, we issued the June 2020 Senior Notes, the net proceeds of which, together with available cash, were used to redeem all of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes in July 2020. See notes 5 and 13 to our condensed consolidated financial statements.
Credit Facility.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of July 29, 2020, there were $180 million outstanding and $4.8 billion in undrawn availability under our 2016 Revolver. See note 5 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 5 to our condensed consolidated financial statements for further information regarding our CP Program. As of July 29, 2020, there were no amounts outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See Item 2. MD&A—General Overview—Business Fundamentals and Results for further discussion of our recent issuances, purchases and repayments of debt.
Common Stock Activity. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends. See below for a discussion of the anticipated automatic conversion of 6.875% Mandatory Convertible Preferred Stock.
Convertible Preferred Stock Activity. As of both June 30, 2020 and December 31, 2019, we had 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding. Unless converted earlier, each outstanding share of the 6.875% Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock on August 1, 2020. Currently, each share of the 6.875% Mandatory Convertible Preferred Stock will convert into between 8.8043 shares (based on the current maximum conversion price of $113.58) and 10.5651 shares (based on the current minimum conversion price of $94.65) of common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments. At any time prior to August 1, 2020, holders of the 6.875% Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 8.8043 shares of common stock per share of 6.875% Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments. See note 10 to our condensed consolidated financial statements for further discussion of the 6.875% Mandatory Convertible Preferred Stock dividends.
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

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Net income (loss)	$200	$216	$386	$409
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	6	7	12
Acquisition and integration costs	2	2	7	6
Depreciation, amortization and accretion	402	393	801	787
Amortization of prepaid lease purchase price adjustments	4	5	9	10
Interest expense and amortization of deferred financing costs	178	169	353	337
(Gains) losses on retirement of long-term obligations	—	1	—	2
Interest income	(1)	(1)	(2)	(3)
Other (income) expense	—	—	—	1
(Benefit) provision for income taxes	6	4	11	10
Stock-based compensation expense	37	32	73	61
Adjusted EBITDA(a)	$831	$827	$1,645	$1,632

(a)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2019 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following, after giving effect to the July 2020 redemption of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes:

•	the potential refinancing of our existing debt ($18.7 billion outstanding at June 30, 2020 and $18.1 billion at December 31, 2019);

•
our $2.3 billion and $3.0 billion of floating rate debt at June 30, 2020 and December 31, 2019, respectively, which represented approximately 12% and 17% of our total debt, as of June 30, 2020 and December 31, 2019, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2020, we had $2.3 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $3 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2020, after giving effect to the July 2020 redemption of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5, 6 and 13 to our condensed consolidated financial statements and the 2019 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$23	$39	$34	$3,429	$775	$12,287	$16,587	$18,248
Average interest rate(b)(c)(d)	4.4%	4.4%	4.6%	4.4%	3.3%	4.4%	4.4%
Variable rate(e)	$29	$88	$117	$176	$1,873	$—	$2,283	$2,283
Average interest rate(e)	1.3%	1.2%	1.3%	1.4%	1.5%	—%	1.4%

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

(e)	Relates to our 2016 Term Loan A, which matures in 2024.

ITEM 4.	CONTROLS AND PROCEDURES
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
Remediation of Material Weakness
Management is in the process of remediating the material weakness described above. The Company has revised its accounting policies for its tower installation services to identify and account for lease components and the related calculation of deferred revenue and is making improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services. Management is also implementing training with respect to the new processes and evaluating the need for additional resources.
Management believes that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management may take additional measures to strengthen its internal control environment.
Changes in Internal Control Over Financial Reporting
Except as discussed above with respect to management's ongoing remediation of the material weakness, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 9 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
The following risk factor is provided to update the risk factors previously discussed in "Item 1A. Risk Factors" in the 2019 Form 10-K.
The impact of COVID-19 and related risks could materially affect our financial position, results of operations and cash flows.
The global spread of COVID-19 has created significant uncertainty and economic disruption. We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. See "Item 2. MD&A—General Overview—Coronavirus (COVID-19)" for further information. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) result in decreased demand for our communications infrastructure; (3) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (4) increase our cost of capital and adversely impact our access to capital. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in "Item 1A. Risk Factors" in the 2019 Form 10-K. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives, or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near to medium term, but the impact could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2020	1	$164.14	—	—
May 1 - May 31, 2020	2	158.99	—	—
June 1 - June 30, 2020	2	174.34	—	—
Total	5	$166.19	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 3, 2020	4.1
4.2	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	June 15, 2020	4.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	July 31, 2020	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2020	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)