Form 10-Q
period 2020-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2020-10-28
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 23, 2020: 431,297,846

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued adoption and increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year 2020 and 2021 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our 2020 and 2021 capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) impact of the completed merger between T-Mobile and Sprint, (16) expectations regarding non-renewals of tenant contracts, (17) our dividend policy and the timing, amount, growth or tax characterization of any dividends, (18) the potential impact of novel coronavirus (COVID-19) pandemic, (19) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting and (20) the outcome of the outstanding litigation and SEC investigation. All future dividends are subject to declaration by our board of directors.
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

Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 included in this Form 10-Q have been restated to reflect the Historical Adjustments as described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$242	$196
Restricted cash	174	137
Receivables, net	455	596
Prepaid expenses	112	107
Other current assets	201	168
Total current assets	1,184	1,204
Deferred site rental receivables	1,420	1,424
Property and equipment, net of accumulated depreciation of $10,523 and $9,668, respectively	15,092	14,666
Operating lease right-of-use assets	6,357	6,133
Goodwill	10,078	10,078
Other intangible assets, net	4,535	4,836
Other assets, net	120	116
Total assets	$38,786	$38,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$264	$334
Accrued interest	122	169
Deferred revenues	787	657
Other accrued liabilities	322	361
Current maturities of debt and other obligations	114	100
Current portion of operating lease liabilities	316	299
Total current liabilities	1,925	1,920
Debt and other long-term obligations	19,190	18,021
Operating lease liabilities	5,713	5,511
Other long-term liabilities	2,456	2,516
Total liabilities	29,284	27,968
Commitments and contingencies (note 9)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: September 30, 2020—431 and December 31, 2019—416	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: September 30, 2020—0 and December 31, 2019—2; aggregate liquidation value: September 30, 2020—$0 and December 31, 2019—$1,650	—	—
Additional paid-in capital	17,904	17,855
Accumulated other comprehensive income (loss)	(4)	(5)
Dividends/distributions in excess of earnings	(8,402)	(7,365)
Total equity	9,502	10,489
Total liabilities and equity	$38,786	$38,457

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Net revenues:
Site rental	$1,339	$1,287	$3,968	$3,793
Services and other	147	195	379	544
Net revenues	1,486	1,482	4,347	4,337
Operating expenses:
Costs of operations(a):
Site rental	370	369	1,123	1,095
Services and other	117	146	324	407
Selling, general and administrative	154	150	493	457
Asset write-down charges	3	2	10	13
Acquisition and integration costs	2	4	9	10
Depreciation, amortization and accretion	406	388	1,207	1,175
Total operating expenses	1,052	1,059	3,166	3,157
Operating income (loss)	434	423	1,181	1,180
Interest expense and amortization of deferred financing costs	(168)	(173)	(521)	(510)
Gains (losses) on retirement of long-term obligations	(95)	—	(95)	(2)
Interest income	—	2	2	5
Other income (expense)	(3)	(5)	(3)	(6)
Income (loss) before income taxes	168	247	564	667
Benefit (provision) for income taxes	(5)	(5)	(16)	(15)
Net income (loss) attributable to CCIC stockholders	163	242	548	652
Dividends/distributions on preferred stock	—	(28)	(57)	(85)
Net income (loss) attributable to CCIC common stockholders	$163	$214	$491	$567
Net income (loss)	$163	$242	$548	$652
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	1	—
Total other comprehensive income (loss)	2	—	1	—
Comprehensive income (loss) attributable to CCIC stockholders	$165	$242	$549	$652
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$0.38	$0.51	$1.17	$1.36
Net income (loss) attributable to CCIC common stockholders—diluted	$0.38	$0.51	$1.17	$1.36
Weighted-average common shares outstanding:
Basic	427	416	420	416
Diluted	429	418	422	418

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$548	$652
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,207	1,175
(Gains) losses on retirement of long-term obligations	95	2
Amortization of deferred financing costs and other non-cash interest, net	4	1
Stock-based compensation expense	108	91
Asset write-down charges	10	13
Deferred income tax (benefit) provision	2	2
Other non-cash adjustments, net	4	4
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(46)	(38)
Increase (decrease) in accounts payable	(41)	37
Increase (decrease) in other liabilities	58	179
Decrease (increase) in receivables	141	(166)
Decrease (increase) in other assets	(20)	(62)
Net cash provided by (used for) operating activities	2,070	1,890
Cash flows from investing activities:
Capital expenditures	(1,238)	(1,537)
Payments for acquisitions, net of cash acquired	(86)	(15)
Other investing activities, net	(12)	3
Net cash provided by (used for) investing activities	(1,336)	(1,549)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,733	1,895
Principal payments on debt and other long-term obligations	(80)	(59)
Purchases and redemptions of long-term debt	(2,490)	(12)
Borrowings under revolving credit facility	2,140	1,585
Payments under revolving credit facility	(2,145)	(2,270)
Net issuances (repayments) under commercial paper program	(80)	—
Payments for financing costs	(38)	(24)
Purchases of common stock	(75)	(44)
Dividends/distributions paid on common stock	(1,531)	(1,415)
Dividends/distributions paid on preferred stock	(85)	(85)
Net cash provided by (used for) financing activities	(651)	(429)
Net increase (decrease) in cash, cash equivalents, and restricted cash	83	(88)
Effect of exchange rate changes	—	—
Cash, cash equivalents, and restricted cash at beginning of period	338	413
Cash, cash equivalents, and restricted cash at end of period	$421	$325

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826
Stock-based compensation related activity, net of forfeitures	—	—	—	—	33	—	—	33
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	—	—	2	—	2
Common stock dividends/distributions(b)	—	—	—	—	—	—	(521)	(521)
Conversion of preferred stock to common stock (see note 10)	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	163	163
Balance, September 30, 2020	431	$4	—	$—	$17,904	$(4)	$(8,402)	$9,502

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings(c)	Total(c)
Balance, June 30, 2019 (As Restated)	416	$4	2	$—	$17,801	$(5)	$(6,787)	$11,013
Stock-based compensation related activity, net of forfeitures	—	—	—	—	29	—	—	29
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(470)	(470)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	242	242
Balance, September 30, 2019 (As Restated)	416	$4	2	$—	$17,829	$(5)	$(7,042)	$10,786

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 8 for information regarding common and preferred stock dividends declared per share.

(c)	The individual components of this column do not sum to the total due to rounding.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	124	—	—	124
Purchases and retirement of common stock	—	—	—	—	(75)	—	—	(75)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,528)	(1,528)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(57)	(57)
Conversion of preferred stock to common stock (see note 10)	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	548	548
Balance, September 30, 2020	431	$4	—	$—	$17,904	$(4)	$(8,402)	$9,502

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings(c)	Total(c)
Balance, December 31, 2018 (As Restated)	415	$4	2	$—	$17,767	$(5)	$(6,195)	$11,571
Stock-based compensation related activity, net of forfeitures	1	—	—	—	106	—	—	106
Purchases and retirement of common stock	—	—	—	—	(44)	—	—	(44)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,415)	(1,415)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(85)	(85)
Net income (loss) (As Restated)	—	—	—	—	—	—	652	652
Balance, September 30, 2019 (As Restated)	416	$4	2	$—	$17,829	$(5)	$(7,042)	$10,786

(a)	See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

(b)	See note 8 for information regarding common and preferred stock dividends declared per share.

(c)	The individual components of this column do not sum to the total due to rounding.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.	General
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
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile following its merger with Sprint, completed on April 1, 2020. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2020, the condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements
The following tables summarize the impact of the restatement adjustments that were related to the timing of revenue recognition on the Company's tower installation services. Specifically, the Company determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for the Company's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represent a lease component and should be recognized as site rental revenues on a ratable basis over the associated estimated lease term. In addition, the Company has also made other adjustments to the financial statements referenced above to correct errors that were not material to its condensed consolidated financial statements. Such immaterial adjustments are related to a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures.  These immaterial adjustments relate exclusively to the Company's Towers segment. Collectively, the restatement adjustments and other immaterial adjustments are referred to herein as "Historical Adjustments."
In addition to the restatement of the condensed consolidated financial statements, certain historical information in the notes to the condensed consolidated financial statements have been restated to reflect the impact of the Historical Adjustments.
Condensed Consolidated Balance Sheet

	September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$14,416	$—	$(23)	$14,393
Total assets	38,344	—	(23)	38,321
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues	525	113	—	638
Total current liabilities	1,734	113	—	1,847
Other long-term liabilities	2,055	403	—	2,458
Total liabilities	27,019	516	—	27,535
CCIC stockholders' equity:
Dividends/distributions in excess of earnings	(6,503)	(516)	(23)	(7,042)
Total equity	11,325	(516)	(23)	10,786
Total liabilities and equity	$38,344	$—	$(23)	$38,321

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

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2020 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $145 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of September 30, 2020. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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
Additional information on revenues
The following additional information on revenues reflects the impact of the Historical Adjustments, where applicable, as discussed in note 2. As of January 1, 2020 and September 30, 2020, $2.9 billion and $3.0 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the nine months ended September 30, 2020, approximately $440 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. During the nine months ended September 30, 2019, approximately $390 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2020.

	Three Months Ending December 31,	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contracted amounts(a)	$1,166	$4,260	$4,019	$3,377	$2,650	$7,929	$23,401

(a)
Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.

See note 11 for further information regarding the Company's operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.	Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2020.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2020		Balance as of December 31, 2019	Stated Interest Rate as of September 30, 2020(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$996		$995	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		62		67	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)	299		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	248		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	695		694	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	743		742	4.2%
Finance leases and other obligations	Various		Various	(c)	229		227	Various	(c)
Total secured debt					$3,272		$3,271
2016 Revolver	Jan. 2016		June 2024		$520	(d)	$525	1.2%	(e)
2016 Term Loan A	Jan. 2016		June 2024		2,266		2,310	1.3%	(e)
Commercial Paper Notes	Sept. 2020	(f)	Oct. 2020	(f)	75	(f)	155	0.5%
3.400% Senior Notes	Feb./May 2016		Feb. 2021	(h)	—		850	3.4%
2.250% Senior Notes	Sept. 2016		Sept. 2021	(h)	—		698	2.3%
4.875% Senior Notes	Apr. 2014		Apr. 2022	(h)	—		846	4.9%
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,645		1,644	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		745		744	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		745		744	3.2%
1.350% Senior Notes	June 2020		July 2025	(h)	494		—	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		894		893	4.5%
3.700% Senior Notes	May 2016		June 2026		745		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		495	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		994		993	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		991		990	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		592		592	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		543	3.1%
3.300% Senior Notes	Apr. 2020		July 2030	(g)	736		—	3.3%
2.250% Senior Notes	June 2020		Jan. 2031	(h)	1,088		—	2.3%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050	(g)	489		—	4.2%
3.250% Senior Notes	June 2020		Jan. 2051	(h)	889		—	3.3%
Total unsecured debt					$16,032		$14,850
Total debt and other obligations					19,304		18,121
Less: current maturities and short-term debt and other current obligations					114		100
Non-current portion of long-term debt and other long-term obligations					$19,190		$18,021

(a)	See the 2019 Form 10-K, including note 9, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.

(b)
If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of September 30, 2020, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

(c)
The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 30 years.

(d)	As of September 30, 2020, the undrawn availability under the 2016 Revolver was $4.4 billion.

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

(f)
Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the 2019 Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of September 30, 2020, the Company had net issuances of $75 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

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

The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2020, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,		Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2020		2021	2022	2023	2024	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities	$102	(a)	$128	$152	$3,606	$3,169	$12,296	$19,453	$(149)	$19,304

(a)	Predominately consists of outstanding indebtedness under the Company's CP Program. Such amounts may be issued, repaid or re-issued from time to time.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2020.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
3.400% Senior Notes	$850	$863	$13
2.250% Senior Notes	700	714	16
4.875% Senior Notes	850	913	66
Total	$2,400	$2,490	$95

(a)	Exclusive of accrued interest.

(b)	Inclusive of the write off of respective deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$167	$173	$517	$509
Amortization of deferred financing costs and adjustments on long-term debt	6	5	17	15
Capitalized interest	(5)	(5)	(13)	(14)
Total	$168	$173	$521	$510

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.	Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$242	$242	$196	$196
Restricted cash, current and non-current	1	179	179	142	142
Liabilities:
Total debt and other obligations	2	19,304	21,082	18,121	19,170

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
For the nine months ended September 30, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

8.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2020 and 2019, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, as applicable, as determined under the if-converted method. The table below also gives effect to the Historical Adjustments, as described in note 2. See also note 10 for a discussion of the July and August 2020 conversions of the previously outstanding shares of 6.875% Mandatory Convertible Preferred Stock to shares of common stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Net income (loss) attributable to CCIC stockholders	$163	$242	$548	$652
Dividends on preferred stock	—	(28)	(57)	(85)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$163	$214	$491	$567

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	427	416	420	416
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	2	2	2
Diluted weighted-average number of common shares outstanding	429	418	422	418

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$0.38	$0.51	$1.17	$1.36
Diluted	$0.38	$0.51	$1.17	$1.36

Dividends/distributions declared per share of common stock	$1.20	$1.125	$3.60	$3.375
Dividends/distributions declared per share of preferred stock	$—	$17.1875	$34.3750	$51.5625

During the nine months ended September 30, 2020, the Company granted one million restricted stock units to the Company's executives and certain other employees pursuant to its 2013 Long-Term Incentive Plan.

9.	Commitments and Contingencies
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
New York State Department of Transportation
In 2019, the State of New York passed legislation authorizing the Department of Transportation ("NYSDOT") to enter into agreements with any fiber provider for the use and occupancy of the state right-of-way for fiber optic lines. The legislation authorizes the NYSDOT to charge a fee of up to fair market value for such use and occupancy. To date, the Company has paid fees relating to newly deployed fiber lines but has not been required to pay, and has not recognized any costs in connection with, any fees relating to previously deployed fiber lines.
The Company believes that the legislation violates both federal and state law and is evaluating its legal options regarding any use and occupancy fees that may be assessed on previously deployed fiber. Currently, the Company is unable to determine the likelihood of an outcome or reasonably estimate the amount of fees, if any, that it may be required to pay as a result of the legislation.
Other Matters
The Company is involved in various other claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such other matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, see note 1 for a discussion of the Company's option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

10.	Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2020, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 20, 2020	March 13, 2020	March 31, 2020	$1.20	$504	(a)
Common Stock	May 14, 2020	June 12, 2020	June 30, 2020	$1.20	$504	(a)
Common Stock	August 6, 2020	September 15, 2020	September 30, 2020	$1.20	$521	(a)
6.875% Mandatory Convertible Preferred Stock	December 9, 2019	January 15, 2020	February 3, 2020	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	March 12, 2020	April 15, 2020	May 1, 2020	$17.1875	$28
6.875% Mandatory Convertible Preferred Stock	June 19, 2020	July 15, 2020	August 3, 2020	$17.1875	$28

(a)	Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See also note 13 for a discussion of the Company's common stock dividend declared in October 2020.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Convertible Preferred Stock Conversion
In July and August 2020, all of the approximately 2 million shares of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock were converted into approximately 14 million shares of the Company's common stock at a conversion rate (based on the applicable market value of the common stock and subject to certain anti-dilutive adjustments) of 8.8043 shares of common stock per each share of 6.875% Mandatory Convertible Preferred Stock.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2020, the Company purchased 0.5 million shares of its common stock utilizing $75 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
The following tables set forth the Company's segment operating results for the three and nine months ended September 30, 2020 and 2019. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.
The tables below also give effect to the Historical Adjustments, as described in note 2. Each of the Historical Adjustments for the three and nine months ended September 30, 2019 are attributable only to the Towers segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019 (As Restated)
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$877	$462		$1,339	$856	$431		$1,287
Segment services and other revenues	142	5		147	191	4		195
Segment revenues	1,019	467		1,486	1,047	435		1,482
Segment site rental cost of operations	216	145		361	218	141		359
Segment services and other cost of operations	111	4		115	142	2		144
Segment cost of operations(a)(b)	327	149		476	360	143		503
Segment site rental gross margin	661	317		978	638	290		928
Segment services and other gross margin	31	1		32	49	2		51
Segment selling, general and administrative expenses(b)	22	42		64	23	49		72
Segment operating profit (loss)	670	276		946	664	243		907
Other selling, general and administrative expenses			$63	63			$56	56
Stock-based compensation expense			33	33			29	29
Depreciation, amortization and accretion			406	406			388	388
Interest expense and amortization of deferred financing costs			168	168			173	173
Other (income) expenses to reconcile to income (loss) before income taxes(c)			108	108			14	14
Income (loss) before income taxes				$168				$247
Capital expenditures	$76	$287	$14	$377	$145	$382	$12	$539
Total assets (at period end)	$22,248	$15,692	$846	$38,786	$22,078	$15,565	$678	$38,321

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation of $6 million and $7 million for the three months ended September 30, 2020 and 2019, respectively, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended September 30, 2020 and 2019. Selling, general and administrative expenses exclude stock-based compensation expense of $27 million and $22 million for the three months ended September 30, 2020 and 2019, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019 (As Restated)
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,612	$1,356		$3,968	$2,526	$1,267		$3,793
Segment services and other revenues	367	12		379	533	11		544
Segment revenues	2,979	1,368		4,347	3,059	1,278		4,337
Segment site rental cost of operations	648	447		1,095	647	418		1,065
Segment services and other cost of operations	311	8		319	395	6		401
Segment cost of operations(a)(b)	959	455		1,414	1,042	424		1,466
Segment site rental gross margin	1,964	909		2,873	1,879	849		2,728
Segment services and other gross margin	56	4		60	138	5		143
Segment selling, general and administrative expenses(b)	71	137		208	73	147		220
Segment operating profit (loss)	1,949	776		2,725	1,944	707		2,651
Other selling, general and administrative expenses			$198	198			$168	168
Stock-based compensation expense			106	106			90	90
Depreciation, amortization and accretion			1,207	1,207			1,175	1,175
Interest expense and amortization of deferred financing costs			521	521			510	510
Other (income) expenses to reconcile to income (loss) before income taxes(c)			129	129			41	41
Income (loss) before income taxes				$564				$667
Capital expenditures	$272	$926	$40	$1,238	$402	$1,108	$27	$1,537

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)
Segment cost of operations excludes (1) stock-based compensation expense of $19 million and $21 million for the nine months ended September 30, 2020 and 2019, respectively, and (2) prepaid lease purchase price adjustments of $14 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $87 million and $69 million for the nine months ended September 30, 2020 and 2019, respectively.

(c)	See condensed consolidated statement of operations for further information.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

12.	Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$405	$409
Interest paid	564	547
Income taxes paid	13	13
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	445	327
Increase (decrease) in accounts payable for purchases of property and equipment	30	17
Purchase of property and equipment under finance leases and installment purchases	23	28

(a)	Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$242	$196
Restricted cash, current	174	137
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$421	$338

13.	Subsequent Events
Common Stock Dividend
On October 21, 2020, the Company's board of directors declared a quarterly cash dividend of $1.33 per common share. The quarterly dividend will be payable on December 31, 2020 to common stockholders of record as of December 15, 2020.

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
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 90% of our third quarter 2020 consolidated net revenues. Our Towers segment and Fiber segment accounted for 65% and 35%, respectively, of our third quarter 2020 site rental revenues. Within our Fiber segment, 70% and 30% of our third quarter 2020 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 11 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of the nine months ended September 30, 2020.

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

◦
Discretionary capital expenditures of $1.2 billion for the nine months ended September 30, 2020, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.

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

◦	Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $23 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	76% of our site rental revenues were derived from T-Mobile (including revenues previously derived from Sprint), AT&T and Verizon Wireless for the nine months ended September 30, 2020.

▪	On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For additional information, see "Item 1A. Risk Factors" in the 2019 Form 10-K.

•	Majority of land interests under our towers under long-term control

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

•
Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦
As of September 30, 2020, our outstanding debt has a weighted-average interest rate of 3.4% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our Tower Revenue Notes).

◦	85% of our debt has fixed rate coupons.

◦	Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.

•	During 2020, we have completed the following financing transactions (see note 5 to our condensed consolidated financial statements)

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

◦
In July 2020, we used the net proceeds of the June 2020 Senior Notes offering, together with available cash, to redeem all of the previously outstanding (1) 3.400% senior unsecured notes due February 2021 ("3.400% Senior Notes"), (2) 2.250% senior unsecured notes due September 2021 ("2.250% Senior Notes") and (3) 4.875% senior unsecured notes due April 2022 ("4.875% Senior Notes"), which resulted in a loss on retirement of long-term obligations of $95 million, predominantly as a result of make-whole premiums.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $2.1 billion for the nine months ended September 30, 2020.

◦
In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.

•	Returning cash flows provided by operations to stockholders in the form of dividends

◦	During each of the first three quarters of 2020, we paid a common stock dividend of $1.20 per share, totaling approximately $1.5 billion.

◦
In October 2020, our board of directors declared a quarterly common dividend of $1.33 per share, which represents an increase of approximately 11% from the quarterly common stock dividend declared during each of the first three quarters of 2020.

◦	We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.32 per share, or an aggregate amount of approximately $2.3 billion.

◦
Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 10 and 13 to our condensed consolidated financial statements for further information regarding our common stock and dividends.

◦
During each of the first three quarters of 2020, we paid a preferred stock dividend of $17.1875 per share, or an aggregate amount of approximately $85 million. In July and August 2020, all of our previously outstanding 6.875% Mandatory Convertible Preferred Stock were converted into shares of our common stock. See "Item 2. MD&A—Liquidity and Capital Resources—Convertible Preferred Stock Activity" and note 10 to our condensed consolidated financial statements for further discussion of the conversions to common stock.

Outlook Highlights
The following are certain highlights of our full year 2020 and 2021 outlook that impact our business fundamentals described above.

•
We expect that, when compared to full year 2019, our full year 2020 and 2021 site rental revenue will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants attempt to meet the increasing demand for data.

•
We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for both 2020 and 2021 based on the anticipated returns on such discretionary investments.

◦	In 2020, we expect that our discretionary capital expenditures will decrease compared to 2019 as a result of the expected completion of several large fiber expansion projects.

◦
In 2021, we expect that our discretionary capital expenditures will decrease when compared to 2020 as a result of both (1) the aforementioned expected completion of fiber expansion projects in 2020, and (2) an expected higher proportion of small cell capital expenditures associated with less capital-intensive tenant additions.

•	We expect sustaining capital expenditures to remain approximately 2% of net revenues for both full year 2020 and 2021.
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
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the nine months ended September 30, 2020. Given the Company’s access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2019 Form 10-K. Amounts for three and nine months ended September 30, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."

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

Highlights of our results of operations for the three months ended September 30, 2020 and 2019 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2020	2019	$ Change	% Change
		(As Restated)
Site rental revenues:
Towers site rental revenues	$877	$856	+$21	+2%
Fiber site rental revenues	$462	$431	+$31	+7%
Total site rental revenues	$1,339	$1,287	+$52	+4%
Segment site rental gross margin:
Towers site rental gross margin(a)	$661	$638	+$23	+4%
Fiber site rental gross margin(a)	$317	$290	+$27	+9%
Services and other gross margin:
Towers services and other gross margin(a)	$31	$49	$(18)	(37)%
Fiber services and other gross margin(a)	$1	$2	$(1)	(50)%
Segment operating profit:
Towers operating profit(a)	$670	$664	+$6	+1%
Fiber operating profit(a)	$276	$243	+$33	+14%
Net income attributable to CCIC stockholders	$163	$242	$(79)	(33)%
Adjusted EBITDA(b)	$883	$853	+$30	+4%

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

Site rental revenues grew $52 million, or 4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.
Towers site rental revenues for the third quarter of 2020 were $877 million and increased by $21 million, or 2%, from $856 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the third quarter of 2020 were $462 million and increased by $31 million, or 7%, from $431 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 2% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $31 million for the third quarter of 2020 and decreased by $18 million, or 37%, from $49 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the third quarter of 2020 were $154 million and increased by $4 million, or 3%, from $150 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.

Towers operating profit for the third quarter of 2020 increased by $6 million, or 1%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers, which was partially offset by the previously-mentioned decrease in Towers services and other gross margin.
Fiber operating profit for the third quarter of 2020 increased by $33 million, or 14%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was $406 million for the third quarter of 2020 and increased by $18 million, or 5%, from $388 million during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $168 million for the third quarter of 2020 and decreased by $5 million, or 3%, from $173 million during the same period in the prior year. The decrease predominately resulted from a reduction in the variable interest rate on our 2016 Term Loan A and 2016 Revolver due to a lower LIBOR, partially offset by the impact of a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $95 million during the third quarter of 2020. See note 5 to our condensed consolidated financial statements.
For the third quarter of 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in the 2019 Form 10-K.
Net income attributable to CCIC stockholders was $163 million during the third quarter of 2020 compared to $242 million during the third quarter of 2019. The decrease was predominately due to the previously-mentioned losses on retirement of long-term obligations and decrease in Towers service activity, which was partially offset by growth in our site rental activities in both our Towers and Fiber segments.
Adjusted EBITDA increased $30 million, or 4%, from the third quarter of 2019 to the third quarter of 2020, reflecting the growth in our site rental activities in both our Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers service activity.

Highlights of our results of operations for the nine months ended September 30, 2020 and 2019 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
		(As Restated)
Towers site rental revenues	$2,612	$2,526	+$86	+3%
Fiber site rental revenues	$1,356	$1,267	+$89	+7%
Total site rental revenues	$3,968	$3,793	+$175	+5%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,964	$1,879	+$85	+5%
Fiber site rental gross margin(a)	$909	$849	+$60	+7%
Segment services and other gross margin:
Towers services and other gross margin(a)	$56	$138	$(82)	(59)%
Fiber services and other gross margin(a)	$4	$5	$(1)	(20)%
Segment operating profit:
Towers operating profit(a)	$1,949	$1,944	+$5	—
Fiber operating profit(a)	$776	$707	+$69	+10%
Net income attributable to CCIC stockholders	$548	$652	$(104)	(16)%
Adjusted EBITDA(b)	$2,527	$2,483	+$44	+2%

(a)
See note 11 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)	See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $175 million, or 5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)	As restated.

(b)	Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).

(c)	The components in this chart may not sum to the total due to rounding.
Towers site rental revenues for the first nine months of 2020 were $2.6 billion and increased by $86 million, or 3%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first nine months of 2020 were $1.4 billion and increased by $89 million, or 7%, from $1.3 billion during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 3% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $56 million for the first nine months of 2020 and decreased by $82 million, or 59%, from $138 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first nine months of 2020 were $493 million and increased by $36 million, or 8%, from $457 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.

Towers operating profit for the first nine months of 2020 increased by $5 million from the prior year as a result of the previously-mentioned increase in Towers site rental gross margin, which was partially offset by the decrease in Towers services and other gross margin.
Fiber operating profit for the first nine months of 2020 increased by $69 million, or 10%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was $1.2 billion for the first nine months of 2020 and increased by $32 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $521 million for the first nine months of 2020 and increased $11 million, or 2%, from $510 million during the same period in the prior year. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, partially offset by the impact of a reduction in the variable interest rate on our 2016 Term Loan A and 2016 Revolver due to a lower LIBOR. See note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $95 million and $2 million during the first nine months of 2020 and 2019, respectively. See note 5 to our condensed consolidated financial statements.
For the first nine months of 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 7 to our condensed consolidated financial statements and also note 11 to our consolidated financial statements in our 2019 Form 10-K.
Net income attributable to CCIC stockholders was $548 million for the first nine months of 2020 compared to $652 million during the first nine months of 2019. The decrease was predominately due to (1) the previously-mentioned losses on retirement of long-term obligations, (2) decrease in Towers service activity and (3) increase in expenses, including increases in (a) selling, general and administrative expenses, (b) depreciation, amortization and accretion and (c) interest expense and amortization of deferred financing costs, which was partially offset by growth in our site rental activities in both our Towers and Fiber segments.
Adjusted EBITDA increased $44 million, or 2%, from the first nine months of 2019 to the first nine months of 2020, reflecting the growth in our site rental activities in both our Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers service activity.

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

We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of Adjusted EBITDA to interest expense of approximately three times, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time. We have no significant contractual debt maturities until 2023 (other than Commercial Paper Notes and principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also our 2019 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2020. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$421
Undrawn 2016 Revolver availability(b)	4,447
Debt and other long-term obligations (current and non-current)(c)	19,304
Total equity	9,502

(a)	Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.

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
Over the next 12 months:

•
Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $114 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $5.32 per share, or an aggregate amount of approximately $2.3 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•	See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2020	2019	Change
		(As Restated)
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$2,070	$1,890	$180
Investing activities	(1,336)	(1,549)	213
Financing activities	(651)	(429)	(222)
Net increase (decrease) in cash, cash equivalents, and restricted cash	83	(88)	171
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$83	$(88)	$171

Operating Activities
Net cash provided by operating activities of $2.1 billion for the first nine months of 2020 increased by $180 million, or 10%, compared to the first nine months of 2019, due primarily to the growth in our core business and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $1.3 billion for the first nine months of 2020 decreased by $213 million, or 14%, from the first nine months of 2019 as a result of a decrease in discretionary capital expenditures.
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

Capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended
(In millions of dollars)	September 30, 2020				September 30, 2019(a)
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$42	$—	$—	$42	$42	$—	$—	$42
Communications infrastructure improvements and other capital projects(b)	218	889	25	1,132	334	1,074	—	1,408
Sustaining	12	37	15	64	24	34	22	80
Integration	—	—	—	—	—	—	7	7
Total	$272	$926	$40	$1,238	$400	$1,108	$29	$1,537

(a)	As restated.

(b)
Towers segment includes $106 million and $153 million of capital expenditures incurred during the nine months ended September 30, 2020 and 2019, respectively, in connection with tenant installations and upgrades on our towers.

Discretionary capital expenditures were primarily impacted by the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete) to address our tenants' growing demand for data. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2020 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.32 per share over the next 12 months, or an aggregate amount of approximately $2.3 billion); (2) purchasing our common stock; or (3) purchasing, repaying, or redeeming our debt. See notes 5, 10 and 13 to our condensed consolidated financial statements.
Net cash used for financing activities of $651 million for the first nine months of 2020 increased by $222 million from the first nine months of 2019 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Revolver and CP Program), common and preferred stock dividend payments and purchases of common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 5 and 10 to our condensed consolidated financial statements for further information.
In April 2020, we issued $1.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to repay outstanding indebtedness under the 2016 Revolver. See note 5 to our condensed consolidated financial statements.
In June 2020, we issued the June 2020 Senior Notes, the net proceeds of which, together with available cash, were used to redeem all of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes in July 2020. See note 5 to our condensed consolidated financial statements.
Credit Facility.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of October 23, 2020, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See note 5 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 5 to our condensed consolidated financial statements for further information regarding our CP Program. As of October 23, 2020, there was $475 million outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See Item 2. MD&A—General Overview—Business Fundamentals and Results for further discussion of our recent issuances, purchases, redemption and repayments of debt.
Common Stock Activity. See notes 10 and 13 to our condensed consolidated financial statements for further information regarding our common stock and dividends. See below for a discussion of the conversions of previously outstanding 6.875% Mandatory Convertible Preferred Stock.
Convertible Preferred Stock Activity. In July and August 2020, all of our approximately 2 million shares of 6.875% Mandatory Convertible Preferred Stock outstanding were converted into approximately 14 million shares of our common stock at a conversion rate (based on the applicable market value of our common stock and subject to certain anti-dilutive adjustments) of 8.8043 shares of common stock for each share of 6.875% Mandatory Convertible Preferred Stock. See note 10 to our condensed consolidated financial statements for further discussion of the dividends declared and paid on our previously outstanding 6.875% Mandatory Convertible Preferred Stock during 2020 and the July and August 2020 conversions into shares of our common stock.
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

(In millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(b)	2020	2019
		(As Restated)		(As Restated)
Net income (loss)	$163	$242	$548	$652
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	2	10	13
Acquisition and integration costs	2	4	9	10
Depreciation, amortization and accretion	406	388	1,207	1,175
Amortization of prepaid lease purchase price adjustments	5	5	14	15
Interest expense and amortization of deferred financing costs	168	173	521	510
(Gains) losses on retirement of long-term obligations	95	—	95	2
Interest income	—	(2)	(2)	(5)
Other (income) expense	3	5	3	6
(Benefit) provision for income taxes	5	5	16	15
Stock-based compensation expense	33	29	106	90
Adjusted EBITDA(a)	$883	$853	$2,527	$2,483

(a)	The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.

(b)	The components in this column do not sum to the total due to rounding.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt ($19.3 billion outstanding at September 30, 2020 and $18.1 billion at December 31, 2019);

•
our $2.9 billion and $3.0 billion of floating rate debt at September 30, 2020 and December 31, 2019, respectively, which represented approximately 15% and 17% of our total debt, as of September 30, 2020 and December 31, 2019, respectively; and

•	potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2020, we had $2.9 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2020. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and the 2019 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$12	$40	$35	$3,430	$776	$12,296	$16,589	$18,218
Average interest rate(b)(c)(d)	4.3%	4.4%	4.6%	4.4%	3.3%	4.4%	4.4%
Variable rate(e)	$90	$88	$117	$176	$2,393	$—	$2,864	$2,864
Average interest rate(e)	1.2%	1.3%	1.3%	1.3%	1.4%	—%	1.4%

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

(e)	Predominately relates to our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2024.

ITEM 4.	CONTROLS AND PROCEDURES
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2020	1	$171.65	—	—
August 1 - August 31, 2020	1	168.19	—	—
September 1 - September 30, 2020	3	160.96	—	—
Total	5	$163.91	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	October 28, 2020	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2020	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)