Form 10-K
period 2020-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2021-02-22
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $69.4 billion as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $167.35 per share.
Applicable Only to Corporate Registrants
As of February 17, 2021, there were 431,311,859 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2021 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2020 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) competitive factors affecting our business, (6) expectations regarding construction and acquisition of communications infrastructure, (7) focus on workforce diversity and inclusion, (8) the utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding wireless carriers' network investments, (10) expectations regarding continued adoption and increase in usage of high-bandwidth applications by organizations, (11) expected benefits of spectrum auctions, (12) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (13) our full year 2021 outlook and the anticipated growth in our financial results, including future revenues, and the expectations regarding our 2021 capital expenditures, as well as the factors impacting our financial results and the levels of capital expenditures, (14) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants, future of LIBOR and any replacement rate thereto, level of available commitment we intend to maintain under our debt instruments, and the plans for and the benefits of any future refinancings, (15) the utility of certain financial measures, including non-GAAP financial measures, (16) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (17) adequacy, projected sources and uses of liquidity, (18) expectations related to the impact of tenant consolidation or ownership changes, including the impact from the merger of T-Mobile and Sprint, (19) expectations regarding non-renewals of tenant contracts, (20) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (21) the potential effects of the restatement of our previously issued consolidated financial statements, including any litigation stemming therefrom, (22) the potential impact of the novel coronavirus (COVID-19) pandemic, (23) the potential impact on our business from unforeseen events, (24) the outcome of outstanding litigation and (25) the intended use of net proceeds from our February 2021 issuance of senior unsecured notes. All future dividends are subject to declaration by our board of directors.
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
Interpretation and Other Information
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2020 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2020 Form 10-K refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
On November 19, 2020 the SEC adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Items 301, 302 and 303 of Regulation S-K in this 2020 Form 10-K.

PART I

Item 1.     Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) 80,000 route miles of fiber primarily supporting small cell networks ("small cells") and fiber solutions. We refer to our towers, fiber and small cells assets collectively as "communications infrastructure," and to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs. We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements.
Over the last two decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, both through acquisitions and new construction of small cells and fiber, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless tenants to expand coverage and capacity for wireless networks. Furthermore, within our Fiber segment, we seek to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' tenants.
Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs. We derive approximately 40% of our Towers site rental gross margin from towers located on land that we own, including through fee interests and perpetual easements, and we derive approximately 60% of our Towers site rental gross margin from towers located on land that we lease, sublease, manage or license. The contracts for the land under our towers have an average total remaining life of approximately 36 years (including all renewal terms exercisable at our option), weighted based on Towers site rental gross margin. The majority of our small cells and fiber are located in major metropolitan areas, including a presence within every major U.S. market. The vast majority of our fiber assets are located on public rights-of-way.
Our largest tenants are T-Mobile (which merged with Sprint in April 2020), AT&T and Verizon Wireless, which collectively accounted for approximately 76% of our 2020 consolidated site rental revenues (including revenues previously derived from Sprint). See note 14 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 91% of our 2020 consolidated net revenues, of which approximately 66% and 34% were from our Towers segment and our Fiber segment, respectively. Within our Fiber segment, 70% and 30% of our 2020 Fiber site rental revenues related to fiber solutions and small cells, respectively. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts with our tenants.
Our site rental revenues derived from wireless tenants typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) monthly rental payments with contractual escalations of the rental price and, in some cases, an additional upfront payment. Our site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands) typically result from tenant contracts with (1) initial terms that generally vary between three to 20 years and (2) a fixed monthly recurring fee and, in some cases, an additional upfront payment. Exclusive of renewals exercisable at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately five years and represent $27 billion of expected future cash inflows.
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

Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:
•Grow cash flows from our existing communications infrastructure. We are focused on maximizing the recurring site rental cash flows generated from providing our tenants with long-term access to our shared infrastructure assets, which we believe is the core driver of value for our stockholders. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data while generating high incremental returns for our business. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing network needs through our shared communications infrastructure model, which is an efficient and cost-effective way to serve our tenants. Additionally, we believe our ability to share our fiber assets across multiple tenants to deploy both small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return.
•Return cash generated by operating activities to common stockholders in the form of dividends. We believe that distributing a meaningful portion of our cash generated by operating activities appropriately provides common stockholders with increased certainty for a portion of expected long-term stockholder value while still allowing us to retain sufficient flexibility to invest in our business and deliver growth. We believe this decision reflects the translation of the high-quality, long-term contractual cash flows of our business into stable capital returns to common stockholders.
•Invest capital efficiently to grow cash flows and long-term dividends per share. In addition to adding tenants to existing communications infrastructure, we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. These investments include constructing and acquiring new communications infrastructure that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Our historical investments have included the following (in no particular order):
◦construction of towers, fiber and small cells;
◦acquisitions of towers, fiber and small cells;
◦acquisitions of land interests (which primarily relate to land assets under towers);
◦improvements and structural enhancements to our existing communications infrastructure;
◦purchases of shares of our common stock from time to time; and
◦purchases, repayments or redemptions of our debt.
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
REIT Status
We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, under certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
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
The vast majority of our assets and revenues are in the REIT. See notes 2 and 9 to our consolidated financial statements. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located.
Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS.
To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) (see notes 2 and 9 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See "Item 1A. Risk Factors" for risks associated with our REIT Status.
Industry Overview
Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by factors such as growth in (1) mobile entertainment (such as mobile video, mobile applications and social networking), (2) mobile internet usage (supporting web browsing and trends in telehealth, remote working and other remote communications), (3) machine-to-machine applications or the "Internet of Things" (such as connected cars and smart city technologies), and (4) the adoption of other bandwidth-intensive applications (such as cloud services and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets, wearables and other emerging and embedded devices, and U.S. wireless carriers are among the first carriers in the world to begin offering commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
We expect the following anticipated factors to contribute to potential demand for our communications infrastructure:
•consumers' growing wireless data consumption likely resulting in major wireless carriers continuing to upgrade and enhance their networks through the efficient use of both towers and small cells, including in connection with 5G deployments, in an effort to improve network quality and capacity and customer retention or satisfaction;
•prior and future potential spectrum auctioned, licensed or made available by the Federal Communications Commission ("FCC") enabling additional wireless carrier network development;
•next-generation technologies and new uses for wireless communications may potentially result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of the Internet of Things;
•the continued adoption of bandwidth-intensive applications could result in demand for high-capacity, multi-location, fiber-based network solutions; and
•increased government initiatives to expand broadband infrastructure to support connectivity throughout the U.S.
The Company
Virtually all of our operations in both our Towers and Fiber operating segments are located in the U.S. For more information about our operating segments, see "Item 7. MD&A—General Overview" and note 14 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term tenant contracts in the U.S. We believe our communications infrastructure is integral to our tenants' networks and organizations. See "Item 1. Business—Strategy."

Towers Segment. We believe towers are the most efficient and cost-effective solution for providing coverage and capacity for wireless carrier network deployments. We acquired ownership interests or exclusive rights to the majority of our towers directly or indirectly from the largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999, including transactions with (1) AT&T in 2013 ("AT&T Acquisition"), (2) T-Mobile in 2012 ("T-Mobile Acquisition"), (3) Global Signal Inc. in 2007 ("Global Signal Acquisition"), which had originally acquired the majority of its towers from Sprint (prior to Sprint's merger with T-Mobile, which was completed in 2020), (4) companies now part of Verizon Wireless in 1999 and 2000 and (5) companies now part of AT&T in 1999 and 2000.
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
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 97% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See note 3 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options.
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
As of December 31, 2020, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower is approximately 2.1. The following chart sets forth the number of existing tenants per tower as of December 31, 2020 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).
Fiber Segment. Our Fiber segment includes both small cells and fiber solutions.
•Our small cells offload data traffic from towers and bolster our tenants' network capacity where data demand is the greatest and are typically attached to public right-of-way infrastructure, including utility poles and street lights.
•We offer certain fiber solutions to organizations with high-bandwidth and multi-location demands. Our fiber solutions provide essential connectivity resources needed to create integrated networks and support organizations.

Our fiber assets include those we acquired from: (1) NextG Networks, Inc. in 2012 , (2) Quanta Fiber Networks, Inc. in 2015, (3) FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. in 2017, (4) Wilcon Holdings LLC in 2017 and (5) LTS Group Holdings LLC in 2017.
We generally receive monthly recurring payments from our Fiber tenants and, in some cases, receive upfront payments, pursuant to tenant contracts. The average monthly rental payment from a new tenant can vary based on the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site, (4) the region in the U.S. where the fiber is located and (5) any upfront payment received.
Additional site rental information. For both our Towers and Fiber segments, we have existing master agreements with our largest tenants, including T-Mobile, AT&T and Verizon Wireless. Such agreements provide certain terms (including economic terms) that govern underlying contracts (entered into during the term of the master agreements) regarding the right to use our communications infrastructure by such tenants.
Approximately half of our site rental cost of operations consists of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing communications infrastructure assets at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure portfolio requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically approximately 2% of net revenues. See note 13 to our consolidated financial statements for a tabular presentation of the rental payments we owe to landlords pursuant to our operating lease agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services and (2) installation services. For 2020, approximately 65% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our service revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our tenants. We do not always provide the installation services or site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). These activities are typically non-recurring and highly competitive, with several competitors in most markets. Typically, our installation services are billed on a cost-plus profit basis and site development services are billed on a fixed fee basis. The terms and pricing of both site development services and installation services are negotiated separately from our tenant contracts.
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

Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately 76% of our 2020 site rental revenues (including revenues previously derived from Sprint). See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 14 to our consolidated financial statements. For 2020, our site rental revenues by tenant were as follows:
(a)Includes revenues previously derived from Sprint. On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger.
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
Our sales team is organized based on a variety of factors, including tenant type (such as large wireless carriers, vertical customers and organizations), product offering and geography. A team of national account directors maintains our relationships with our largest tenants. These directors work to develop new business opportunities, as well as to ensure that tenants' communications infrastructure needs are efficiently translated into new contracts for our communications infrastructure. Sales personnel in our local offices develop and maintain relationships with our tenants that are expanding their networks, entering new markets, seeking new or additional communication infrastructure offerings, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior-level employees spend a significant portion of their time on sales and marketing activities and call on existing or prospective tenants.
Competition. We face competition for site rental tenants from various sources, including (1) other independent communications infrastructure owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, (2) tenants who elect to self-perform or (3) new alternative deployment methods for communications infrastructure.
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
Competitors to our services offering can include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners or managers, radio frequency engineering consultants, our tenants' internal staff or contractors, or telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors. We believe that our tenants base their decisions on the outsourcing of services on criteria such as a company's experience, record of accomplishment, reputation, price and time for completion of a project.

Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. At January 31, 2021, we employed approximately 4,900 people, all of whom were based in the U.S. Of our total employees, approximately 24% were field workers. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our shareholders. Our B3 values (Be Real, Be Accountable and Be an Owner) shape our culture, drive our decision-making and guide our interactions with one another and our customers. For 2020, our voluntary employee turnover rate was approximately 3.5%. Our 2020 annual employee survey indicated strong employee engagement exceeding U.S. company norms.
We continue to focus on building a more diverse workforce and a more inclusive community to make our company stronger and more innovative. We actively partner with non-profit and community organizations to create a diverse talent pipeline. In addition, our board of directors is currently comprised of 40% female or racially diverse directors, including each of the four most recently appointed directors.
The well-being of our employees is a crucial element of our safety culture, employee engagement and productivity. We offer a competitive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, parental and family leave, holiday and paid time off and tuition assistance. We further invest in our employees' professional growth and development by providing resources and opportunities to hone their skills and expand their subject-matter expertise, which empowers them to advance their careers and enables our business to prosper.
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. See also "Item 7. MD&A⸺General Overview⸺Coronavirus (COVID-19)" for information on the measures we have taken with respect to our workforce in light of the global outbreak of the novel coronavirus (COVID-19).
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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain prior approval from local officials. Local zoning authorities may render decisions that prevent the construction or modification of towers or small cells, or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of such infrastructure. Over the last several years, the FCC has adopted regulations and 28 states have passed legislation intended to expedite and streamline the deployment of wireless networks, including establishing presumptively reasonable timeframes for reviews by local and state governments. Notwithstanding such developments, decisions of local regulatory authorities and utilities in certain jurisdictions may continue to adversely affect deployment timing and cost.
Certain of our subsidiaries hold state authorizations, including authorizations to act as competitive local exchange carriers ("CLECs"), to provide intrastate telecommunication services in addition to FCC authorization to provide domestic interstate telecommunication services. State authorizations may help promote access to public rights-of-way, which is beneficial to the timely deployment of fiber and small cells, and often allow us to deploy such infrastructure in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower and rooftop sites. See "Item 1A. Risk Factors" for additional information regarding rights to our infrastructure.
Environmental. We are required to comply with a variety of federal, state and local environmental laws and regulations protecting environmental quality, including air and water quality, and wildlife. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See "Item 1A. Risk Factors" for additional information regarding compliance with laws and regulations.
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
Risks Relating to Our Business and Industry
Our business depends on the demand for our communications infrastructure, driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services).
Tenant demand for our communications infrastructure depends on consumers' and organizations' demand for data. Additionally, the willingness of our tenants to utilize our communications infrastructure, or renew or extend existing tenant contracts on our communications infrastructure, is affected by numerous factors, including:
•availability or capacity of our communications infrastructure or associated land interests;
•location of our communications infrastructure;
•financial condition of our tenants, including their profitability and availability or cost of capital;
•willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;
•need for integrated networks and organizations;
•availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our tenants;
•mergers or consolidations by and among our tenants;
•changes in, or success of, our tenants' business models;
•governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;
•cost of constructing communications infrastructure;
•our market competition, including tenants that may elect to self-perform;
•technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as a substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and
•our ability to efficiently satisfy our tenants' service requirements.
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
Our three largest tenants are T-Mobile (which merged with Sprint in April 2020), AT&T and Verizon Wireless. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets, or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. See "Item 7. MD&A—General Overview—Sprint Cancellation" for a discussion of the accelerated contractual rental payments received in the fourth quarter of 2020 resulting from T-Mobile's cancellation of small cells contracted with Sprint prior to its merger with T-Mobile. In addition to our three largest tenants, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions tenants and (2) new entrants offering or contemplating offering wireless services. Such tenants (including those dependent on government funding) may be smaller or have less financial resources than our three largest tenants, may have business models which may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower or small cell network, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of our tenant contracts, we generally expect that the impact to our site rental revenues from any termination of our tenant contracts as a result of such potential consolidation would be spread over multiple years. Such consolidation (or potential consolidation) may result in a reduction or slowdown in such tenants' network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our communications infrastructure and services, which in turn may result in a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.
See "Item 1. Business—The Company" and note 14 to our consolidated financial statements for further information regarding our largest tenants.
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
We seek to expand and develop our business, including through acquisitions, increased product offerings (such as small cells and fiber solutions), or other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could be a complex, costly, time-consuming process, or cause disruptions in, increase risk or otherwise negatively impact our business. Among other things, such transactions and activities may:
•disrupt our business relationships with our tenants, depending on the nature of or counterparty to such transactions and activities;
•divert capital and the time or attention of management away from other business operations, including as a result of post-transaction integration activities;
•fail to achieve revenue or margin targets, operational synergies or other benefits contemplated;
•increase operational risk or volatility in our business;
•not result in the benefits management had expected to realize from such expansion and development activities, or those benefits may take longer to realize than expected;
•impact our cost structure and result in the need to hire additional employees;
•increase demands on current employees or result in current or prospective employees experiencing uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key employees; or
•result in the need for additional TRSs or contributions of certain assets to TRSs, which are subject to federal and state corporate income taxes.
Our Fiber segment has expanded rapidly, and the Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
In recent years, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 34% and 33% of our site rental revenues for the years ended December 31, 2020 and 2019, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks (including the scalability of processes) that are different from our Towers business, including:
•the use of public rights-of-way and franchise agreements;
•the use of poles and conduits owned solely by, or jointly with, third parties;
•risks relating to overbuilding;
•risks relating to the specific markets in which we choose or plan to operate in;
•risks relating to construction hazards, including boring, trenching, utility and maintenance of traffic hazards;
•construction management and construction-related billings to tenants;
•risks relating to wireless carriers building their own small cell networks, or tenants utilizing their own or alternative fiber assets;
•the risk of failing to optimize the use of our finite supply of fiber strands;
•damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;
•the risk of failing to properly maintain or operate highly specialized hardware and software;
•network data security risks;
•the risk of new technologies that could enable tenants to realize the same benefits with less utilization of our fiber;
•potential damage to our overall reputation as a communications infrastructure provider; and
•the use of CLEC status.
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
Failure to timely, efficiently and safely execute on our construction projects could adversely affect our business.
Our construction projects and related contracts can be long-term, complex in nature, costly and challenging to execute. The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated tenant relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources.  In connection with our construction projects, we generally bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance.
In addition, the construction projects (including modifications of existing infrastructure) can pose certain safety risks, including:
•risks resulting from elevated work, including falling hazards;
•risks of third-party non-compliance with safety regulations, industry best practices or other applicable standards;
•risks associated with utility hazards; and
•risk of potential wildfires, including due to welding, grinding, cutting or other construction activity.
Further, investments in newly constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to realize future tenant additions at anticipated levels. Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform.  On occasion, we experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies that may promote network sharing, joint development, backhaul and fronthaul efficiency or resale agreements by our tenants, such as signal combining technologies or network virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), other small cells, blimps, satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our communications infrastructure, including the rights to land under our towers and the right-of-way and other agreements related to our small cells and fiber, our business may be adversely affected.
The property interests and other rights to our communications infrastructure, including the land under our towers, are derived from leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and franchise and other agreements. A loss of these interests and other rights may interfere with our ability to conduct our business or generate revenues. For various reasons, we may not always have the ability to access, analyze, or verify all information regarding titles or other issues prior to acquiring communications infrastructure. Further, we may not be able to renew ground leases or other agreements on commercially viable terms.
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our Towers site rental gross margin for the year ended December 31, 2020 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2020, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including agreements assumed by T-Mobile in connection with its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2020 is as follows:
•22% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.
•16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with T-Mobile (which T-Mobile assumed in connection with its merger with Sprint). We have the option to purchase in 2037 all (but not less than all) of the leased and subleased towers from T-Mobile for approximately $2.3 billion.
•15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, another 1% of our towers are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).
Under master lease or master prepaid lease arrangements we have with AT&T and T-Mobile, including agreements assumed by T-Mobile in connection with its merger with Sprint, certain of our subsidiaries lease or sublease, or are otherwise granted the right to manage and operate, towers from bankruptcy remote subsidiaries of such carriers. If one of these bankruptcy remote subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiaries could lose their interest in the applicable sites. If our subsidiaries were to lose their interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
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
The operating results of our services business for any particular period may experience significant fluctuations given its non-recurring nature and should not necessarily be considered indicative of longer-term results for this activity. Our services business is generally driven by demand for our communications infrastructure and may be adversely impacted by various factors, including:
•competition;
•the timing, mix and amount of tenant network investments;
•the rate and volume of tenant deployment plans;
•unforeseen delays or challenges relating to work performed;
•economic weakness or uncertainty;
•our market share; or
•changes in the size, scope, or volume of work performed.
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
Public perception of possible health risks associated with cellular or other wireless connectivity services and wireless technologies (such as 5G) may slow or diminish the growth of wireless companies and deployment of new wireless technologies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services and technologies. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs, or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
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
Additionally, we could be negatively impacted by other unforeseen events, such as extreme weather events or natural disasters (including as a result of any potential effects of climate change), or acts of vandalism. There is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to our business. Any such unforeseen events could, among other things, damage or delay deployment of our communication infrastructure, interrupt or delay service to our tenants or could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
While we maintain insurance policies that include coverage in the event of security breaches and other unforeseen events, there can be no assurances that such coverage will be adequate to cover exposure for such incidents.
The impact of coronavirus (COVID-19) and related risks could materially affect our financial position, results of operations and cash flows.
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has adversely affected the U.S. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), such as the imposition of travel restrictions; mandates from federal, state and local authorities to close non-essential businesses and avoid large gatherings of people; quarantine or "shelter-in-place;" and the promotion of social distancing and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued spread of COVID-19 and the resulting Initiatives have led to a significant economic downturn, global supply chain disruptions and volatility in the global capital markets.
We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows for the year ended December 31, 2020. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows in the future is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; the roll-out of the COVID-19 vaccine and its effectiveness in curbing the spread of the virus; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) result in decreased demand for our communications infrastructure; (3) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (4) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near- to medium-term, but the impact could be material. See "Item 7. MD&A—General Overview—Coronavirus (COVID-19)" for further information.
As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of an existing tower, fiber, or small cell installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins, or maintain or increase our market share. In addition, competition (primarily in our fiber solutions business) may, in certain circumstances, cause us to renegotiate certain existing tenant contracts to avoid early contract terminations. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.

Our Fiber business generally has different competitors than those in our Towers business, including other owners of fiber, as well as new entrants into small cells and fiber solutions, some of which may have larger networks, greater financial resources or more experience in managing such assets than we have.
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
Risks Related to Our Debt and Equity
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $21.2 billion as of February 17, 2021). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
•we may be more vulnerable to general adverse economic or industry conditions;
•we may find it more difficult to obtain additional financing to fund discretionary investments or other general corporate requirements or to refinance our existing indebtedness;
•we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal or interest on our debt, thereby reducing the available cash flows to fund other projects, including the discretionary investments discussed in "Item 1. Business" and "Item 7. MD&A—Liquidity and Capital Resources";
•we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;
•we may have a competitive disadvantage relative to other companies in our industry with less debt;
•we may be adversely impacted by changes in interest rates;
•we may be adversely impacted by changes to credit ratings related to our debt instruments;
•we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations;
•we may be limited in our ability to take advantage of strategic business opportunities, including communications infrastructure development or mergers and acquisitions; and
•we could fail to remain qualified for taxation as a REIT due to limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments.
Currently we have debt instruments in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement ("Credit Agreement") governing our senior unsecured credit facility, which consists of our senior unsecured term loan A facility and senior unsecured revolving credit facility (collectively, "2016 Credit Facility"), contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the associated revenues. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants. See also our risk factor below associated with our previously identified material weakness in internal controls over financial reporting (which has been remediated) for further discussion of risks that may impact our access to capital markets.
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
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $5.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 17, 2021, has $5.0 billion of undrawn availability, or (3) our ability to issue the full amount of the $1.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of February 17, 2021, had $150 million outstanding.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2018 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 17, 2021, we had approximately $750 million of gross sales of common stock remaining under our 2018 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 10 to our consolidated financial statements. As of February 17, 2021, we had approximately 431 million shares of common stock outstanding.
We have reserved 8 million of common stock for issuance in connection with awards granted under our stock compensation plan.
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
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:
•the authority of the board of directors to issue preferred stock without approval of the holders of our common stock;
•advance notice requirements for director nominations or actions to be taken at annual meetings; and
•a provision that the state courts or, in certain circumstances, the federal courts, in Delaware shall be the sole and exclusive forum for certain actions involving us, our directors, officers, employees and stockholders.
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
Risks Relating to Corporate Compliance
The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was previously identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our common stock or debt securities to decline or impact our ability to access the capital markets.
As discussed in the "Explanatory Note" and note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified and disclosed certain errors and determined that our previously issued consolidated financial statements for fiscal years ended December 31, 2017 and 2018, and each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during such years and for the first three quarters of fiscal year 2019, should be restated. Although the Company has restated these financial statements and the previously identified material weakness in the Company's internal control over financial reporting has been remediated, as a result of these errors and restatement, we were and continue to be subject to a number of additional risks and uncertainties, including unanticipated legal fees, litigation, governmental proceedings or investigations, other losses or damages and loss of investor confidence. Lawsuits naming the Company and some of its officers and directors have been filed, and additional lawsuits naming the Company and its officers and directors may be filed in the future. These lawsuits have resulted in, and may result in further, unanticipated legal costs, regardless of the outcome of the litigation. See note 12 to our consolidated financial statements for more information regarding the litigation. We are currently unable to predict the outcome of any such litigation. See "Item 9A. Controls and Procedures" for a discussion of the remediation of previously disclosed material weakness.
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
During each of the first three quarters of 2020, we paid a common stock dividend of $1.20 per share, totaling approximately $1.5 billion. In October 2020, our board of directors declared a quarterly common stock dividend of $1.33 per share, which represents an increase of 11% from the quarterly common stock dividend declared during each of the first three quarters of 2020. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.32 per share, or an aggregate amount of approximately $2.3 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs) to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 1. Business—REIT Status" and "Item 7. MD&A—General Overview—Common Stock Dividend."
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
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under certain provisions of the Code, then:
•we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•we will be subject to federal and state income tax, including, for applicable years beginning before January 1, 2018, any applicable alternative minimum tax, on our taxable income at regular corporate rates; and
•we would be disqualified from re-electing REIT status for the four taxable years following the year during which we were so disqualified.
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
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 10 and 17 to our consolidated financial statements. Any such dividends, however, are subject to the determination of and declaration by our board of directors based on then-current and anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.5 billion or other factors deemed relevant by our board of directors.
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
Certifications
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 29, 2020 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this 2020 Form 10-K.

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
•"Item 7. MD&A—Liquidity and Capital Resources—Material Cash Requirements" for information regarding our lease obligations.
•"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile in connection with its merger with Sprint. We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 1 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
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
See the disclosure in notes 9 and 12 to our consolidated financial statements set forth in Part II, Item 8 of this 2020 Form 10-K.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI."
As of February 17, 2021, there were approximately 480 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain). See also "Item 1. Business—REIT Status" "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 9 and 10 to our consolidated financial statements.
Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. The declaration amount and payment of any future dividends, however, are subject to the determination and approval of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited under certain circumstances by the terms of our debt instruments.
Issuer Purchases of Equity Securities
The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2020	1	$167.36	—	—
November 1 - November 30, 2020	3	161.80	—	—
December 1 - December 31, 2020	1	158.57	—	—
Total	5	$162.02	—	—
We paid approximately $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2015 and ending December 31, 2020. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
Index Value
2015
2016
2017
2018
2019
2020
Years Ended
Crown Castle International Corp.
S&P 500 Market Index
Dow Jones U.S. Telecommunications Equipment Index
FTSE Nareit All Equity REITs Index

	Years Ended December 31,
Company/Index/Market	2015	2016	2017	2018	2019	2020
Crown Castle International Corp.	$100.00	$104.52	$138.93	$141.34	$191.47	$221.35
S&P 500 Market Index	100.00	111.96	136.40	130.42	171.49	203.04
DJ U.S. Telecommunications Equipment Index	100.00	119.14	146.61	159.12	184.95	189.24
FTSE Nareit All Equity REITs Index	100.00	107.59	116.92	112.19	144.35	136.96
The performance graph above and related text are being furnished solely to accompany this 2020 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.     Selected Financial Data
N/A

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our tenant contracts and growth trends in the demand for data. Site rental revenues represented 91% of our 2020 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
Highlights of Business Fundamentals and Results
•We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements).
•Potential growth resulting from the increasing demand for data
◦We expect existing and potential new tenant demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
◦We expect U.S. wireless carriers will continue to focus on improving network quality and expanding capacity (including through 5G initiatives) by utilizing a combination of towers and small cells. We believe our product offerings of towers and small cells provide a comprehensive solution to our wireless tenants' growing communications infrastructure needs.
◦We expect organizations will continue to increase the usage of high-bandwidth applications that will require the utilization of more fiber infrastructure and fiber solutions, such as those we provide.
◦Within our Fiber segment, we are able to generate growth and returns for our stockholders by deploying our fiber for both small cells and fiber solutions tenants.
◦Tenant additions on our existing communications infrastructure are achieved at a low incremental operating cost, delivering high incremental returns.
◦Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2020, we paid common stock dividends totaling approximately $2.1 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2020.
◦Investing capital efficiently to grow long-term dividends per share
•Discretionary capital expenditures of $1.5 billion, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
•We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Initial terms of five to 15 years for site rental revenues derived from wireless tenants, with contractual escalations and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.
◦Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands).
◦Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $27 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers

◦Approximately 76% of our site rental revenues were derived from T-Mobile (including revenues previously derived from Sprint), AT&T and Verizon Wireless. See also "Item 1A. Risk Factors" and note 14 to our consolidated financial statements for a further discussion of our largest customers.
•Majority of land interests under our towers under long-term control
◦Approximately 90% of our Towers site rental gross margin and approximately 80% of our Towers site rental gross margin is derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represent approximately 40% of our Towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.
•Minimal sustaining capital expenditure requirements
◦Sustaining capital expenditures represented approximately 2% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see notes 7 and 17 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦After giving effect to our February 2021 issuance of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July 2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041 (collectively, "February 2021 Senior Notes") and the use of the net proceeds therefrom, 92% of our debt has fixed rate coupons.
•During 2020, we completed several debt transactions to refinance and extend the maturities of certain of our debt. See notes 7 and 17 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.
◦As of December 31, 2020, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom, our outstanding debt has a weighted average interest rate of 3.2% and weighted average maturity of approximately ten years (assuming anticipated repayment dates where applicable).
◦Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•Significant cash flows from operations
◦Net cash provided by operating activities was $3.1 billion.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
Common Stock Dividend
In the aggregate, we paid approximately $2.1 billion in common stock dividends in 2020. During each of the first three quarters of 2020, we paid a quarterly common stock dividend of $1.20 per share, totaling approximately $1.5 billion. In October 2020, our board of directors declared a quarterly common stock cash dividend of $1.33 per share, which represents an increase of approximately 11% from the quarterly common stock dividend declared during each of the first three quarters of 2020. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.32 per share, or an aggregate amount of approximately $2.3 billion. Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our 2021 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2020, our full year 2021 site rental revenue growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data. See note 3 to our consolidated financial statements.
•We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2021 based on the anticipated returns on such discretionary investments. We expect that our discretionary capital expenditures in 2021 will decrease when compared to 2020 as a result of both (1) the completion of certain fiber expansion projects in 2020, and (2) an expected higher proportion of small cell capital expenditures associated with less capital-intensive tenant additions.
•We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2021, consistent with historical annual levels.

Sprint Cancellation
During the fourth quarter of 2020, T-Mobile notified us that it was cancelling approximately 5,700 small cell nodes initially contracted with Sprint ("Sprint Cancellation") prior to its merger with T-Mobile. The majority of the cancelled small cells were not yet constructed and, upon completion, would have been located at the same locations as other T-Mobile small cells. The Sprint Cancellation resulted in T-Mobile accelerating payment of all contractual rental obligations associated with the approximately 5,700 small cells as well as the payment of capital costs incurred to date.
We received approximately $308 million from T-Mobile pursuant to the Sprint Cancellation during the fourth quarter of 2020, and recognized receipt of this payment as "Other operating income" on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
Additionally, we previously received upfront payments from Sprint for certain small cells subject to the Sprint Cancellation, which we previously recorded as "Deferred revenues" and "Other long-term liabilities" on our consolidated balance sheet. As a result of the Sprint Cancellation, we recognized the unamortized portion of such upfront payments, or approximately $54 million, as "Other operating income" on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
Following the Sprint Cancellation, the Company separately evaluated property and equipment previously recorded related to the cancelled small cells. The Company wrote-off property and equipment deemed to have no alternative future use, and as a result, recognized approximately $63 million as "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
See notes 2 and 15 to our consolidated financial statements for further discussion of the Sprint Cancellation.
Coronavirus (COVID-19)
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
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the year ended December 31, 2020. Given our access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 1A. Risk Factors" and "Item 7. MD&A—Liquidity and Capital Resources—Liquidity Position."

Results of Operations
The following discussion of our results of operations for 2020 compared to 2019 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2019 compared to 2018 that is not included in this 2020 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.
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
Our operating segments consist of (1) Towers and (2) Fiber. See note 14 to our consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for 2020, 2019 and 2018 are depicted below:

	Years Ended December 31,			Percent Change
(In millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Site rental revenues:
Towers site rental revenues	$3,497	$3,389	$3,196	3%	6%
Fiber site rental revenues	1,823	1,704	1,600	7%	7%
Total site rental revenues	5,320	5,093	4,796	4%	6%
Site rental gross margin:
Towers site rental gross margin(a)	2,631	2,525	2,348	4%	8%
Fiber site rental gross margin(a)	1,203	1,145	1,075	5%	7%
Services and other gross margin:
Towers services and other gross margin(a)	71	147	143	(52)%	3%
Fiber services and other gross margin(a)	8	6	5	33%	20%
Segment operating profit:
Towers operating profit(a)	2,602	2,576	2,381	1%	8%
Fiber operating profit(a)(b)	1,387	956	901	45%	6%
Net income attributable to CCIC stockholders	1,056	860	622	23%	38%
Adjusted EBITDA(c)	3,706	3,299	3,091	12%	7%
(a)See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" and note 14 to our consolidated financial statements for our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)Fiber operating profit for the year ended December 31, 2020 is inclusive of $362 million of segment other operating income related to the Sprint Cancellation. See "Item 7. MD&A—General Overview—Sprint Cancellation" and notes 2 and 15 to our consolidated financial statements for further information regarding the Sprint Cancellation.
(c)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2020 and 2019
Total site rental revenues for 2020 grew by $227 million, or 4%, from 2019. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$5,093
~$376
~$90
~$2
~$(183)
~$(58)
$5,320
2019 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions(b)
Less: Non-Renewals
Less: Straight-Line Adjustment
2020 Site Rental Revenues

(a)Includes amortization of upfront payments received from long-term tenants and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for 2020 were $3.5 billion and increased by $108 million, or 3%, from approximately $3.4 billion during 2019. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2020 were $1.8 billion and increased by $119 million, or 7%, from $1.7 billion from 2019. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2019 to 2020 was related to the previously-mentioned 3% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin for 2020 was $71 million and decreased by $76 million, or 52%, from $147 million during 2019, which is a result of a slowdown of carrier activity and the volume and mix of services and other work. Revenues from our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for 2020 were $678 million and increased by $64 million, or 10%, from $614 million during 2019. The increase in selling, general and administrative expenses was primarily related to the growth in our business.
Towers operating profit for 2020 increased by $26 million, or 1%, from 2019. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers, which was partially offset by the previously-mentioned decrease in Towers services and other gross margin.
Fiber operating profit for 2020 increased by $431 million, or 45%, from 2019. The increase in Fiber operating profit was primarily related to $362 million of operating income recognized from the Sprint Cancellation and the previously-mentioned growth in our Fiber site rental revenues, partially offset by charges incurred related to a reduction in staffing during the fourth quarter of 2020, comprised of employee severance payments and termination benefits. See "Item 7. MD&A—General Overview—Sprint Cancellation" and notes 2 and 15 to our consolidated financial statements for further information regarding the Sprint Cancellation. See note 2 to our consolidated financial statements for further information regarding the charges incurred related to the reduction in staffing.
Depreciation, amortization and accretion was approximately $1.6 billion for 2020 and increased by $36 million, or 2%, from 2019. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Asset write-down charges for 2020 increased by $55 million from 2019, primarily as a result of the write-off of approximately $63 million in property and equipment which, following the Sprint Cancellation, we deemed to have no alternative future use. See "Item 7. MD&A—General Overview—Sprint Cancellation" and notes 2 and 15 to our consolidated financial statements for further information regarding the Sprint Cancellation.
Interest expense and amortization of deferred financing costs were $689 million for 2020 and increased by $6 million, or 1%, from $683 million during 2019. The increase predominately resulted from a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, partially offset by reduction in the variable interest rate on our 2016 Term Loan A and 2016 Revolver due to a lower LIBOR. See note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $95 million and $2 million for the years ended 2020 and 2019, respectively. See note 7 to our consolidated financial statements.
The provisions for income taxes for 2020 and 2019 were $20 million and $21 million, respectively. For both 2020 and 2019, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 to our consolidated financial statements.
Net income attributable to CCIC stockholders was $1.1 billion during 2020 compared to $860 million during 2019. The increase was predominately related to the previously-mentioned operating income recognized as a result of the Sprint Cancellation and net growth in both our Towers and Fiber segments, partially offset by (1) the previously-mentioned losses on retirement of long-term obligations, (2) decrease in Towers services activity and (3) increases in expenses, including (a) asset write-down charges, (b) selling, general and administrative expenses and (c) depreciation, amortization and accretion.
Adjusted EBITDA increased $407 million, or 12%, from 2019 to 2020. The increase was predominately related to the previously-mentioned operating income recognized as a result of the Sprint Cancellation and growth in our site rental activities in both Towers and Fiber segments, partially offset by the previously-mentioned decrease in Towers services activity.

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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of Adjusted EBITDA to interest expense of approximately three times, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage or coverage from these targets for various periods of time. We have no significant contractual debt maturities until 2023 (other than Commercial Paper Notes that may be outstanding from time to time and principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status" "Item 7. MD&A—General Overview" and note 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2020, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt as well as note 10 to our consolidated financial statements for additional information regarding our 2018 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$513
Undrawn 2016 Revolver availability(b)	4,677
Debt and other long-term obligations (current and non-current)(c)	19,557
Total equity	9,316
(a)Inclusive of $5 million included within "Other assets, net" on our consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."
(c)See "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" and note 7 to our consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2018 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $129 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $5.32 per share, or an aggregate amount of approximately $2.3 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (3) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Net increase (decrease) in cash, cash equivalents and restricted cash
Operating activities	$3,055	$2,698	$2,500
Investing activities	(1,741)	(2,081)	(1,793)
Financing activities	(1,271)	(692)	(733)
Net increase (decrease) in cash, cash equivalents and restricted cash	$43	$(75)	$(26)
Operating Activities. The increase in net cash provided by operating activities of $357 million for 2020 from 2019 was due primarily to (1) payment received as a result of the Sprint Cancellation and (2) growth in our core business, offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities. Net cash used for investing activities for 2020 decreased $340 million from 2019 primarily as a result of decreased discretionary capital expenditures in both our Towers and Fiber segment.
Our capital expenditures are categorized as discretionary, integration or sustaining as described below.
•Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They primarily consist of expansion or development of communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants) and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relates to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically varies based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete). Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
•Integration capital expenditures consist of those capital expenditures made as a result of integrating acquired companies into our business.
•Sustaining capital expenditures consist of those capital expenditures not otherwise categorized as discretionary or integration capital expenditures, such as (1) maintenance capital expenditures on our communications infrastructure assets that enable our tenants' ongoing quiet enjoyment of the communications infrastructure and (2) ordinary corporate capital expenditures.

A summary of our capital expenditures for the last three years is as follows:

	For the Twelve Months Ended
(In millions of dollars)	December 31, 2020				December 31, 2019				December 31, 2018
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$64	$—	$—	$64	$53	$—	$—	$53	$56	$—	$—	$56
Communications infrastructure improvements and other capital projects(a)	257	1,179	38	1,474	452	1,427	—	1,879	349	1,216	—	1,565
Sustaining	14	53	19	86	38	46	32	116	35	48	22	105
Integration	—	—	—	—	—	—	9	9	—	—	13	13
Total	$335	$1,232	$57	$1,624	$543	$1,473	$41	$2,057	$440	$1,264	$35	$1,739
(a)Towers segment includes $113 million, $208 million and $128 million of capital expenditures incurred during the twelve months ended December 31, 2020, 2019 and 2018, respectively, in connection with tenant installations and upgrades on our towers.
Capital expenditures decreased from 2019 to 2020 and were primarily impacted by a slowdown in tenant activity in 2020 compared to 2019 as well as the completion of certain large fiber expansion projects during 2020. Our sustaining capital expenditures were approximately 2% of net revenues in 2020, consistent with historical annual levels. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2021 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.32 per share over the next 12 months, or an aggregate amount of approximately $2.3 billion), (2) purchasing our common stock; or (3) purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 7, 10 and 17 to our consolidated financial statements.
In 2020, our financing activities predominately related to the following:
•paying an aggregate of $2.1 billion in dividends on our common stock;
•paying an aggregate of $85 million in dividends on our previously outstanding 6.875% Mandatory Convertible Preferred Stock;
•issuing $1.25 billion aggregate principal amount of senior unsecured notes in April 2020, the net proceeds of which we used to repay outstanding indebtedness under the 2016 Revolver; and
•issuing $2.5 billion aggregate principal amount of senior unsecured notes in June 2020, the proceeds of which, together with available cash, we used to redeem all of the previously outstanding 3.400% Senior Notes, 2.250% Senior Notes and 4.875% Senior Notes.
In 2019, our financing activities predominately related to the following:
•paying an aggregate of $1.9 billion in dividends on our common stock;
•paying an aggregate of $113 million in dividends on our previously outstanding 6.875% Mandatory Convertible Preferred Stock;
•issuing $1.0 billion aggregate principal amount of senior unsecured notes in February 2019, the proceeds of which we used to repay a portion of the outstanding indebtedness under the 2016 Revolver;
•establishing a CP Program in April 2019 pursuant to which we may issue short-term, unsecured commercial paper notes. Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes;
•entering into an amendment to the 2016 Credit Facility in June 2019 to (1) increase our commitments under the 2016 Revolver by $750 million for total commitments of $5.0 billion and (2) extend the maturity of the 2016 Credit Facility from June 2023 to June 2024; and

•issuing $900 million aggregate principal amount of senior unsecured notes in August 2019, the proceeds of which we used to repay outstanding indebtedness under the 2016 Revolver and CP Program.
Incurrences, Purchases and Repayments of Debt. See note 7 to our consolidated financial statements, "Item 7. MD&A—General Overview" and "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock. See notes 10 and 17 to our consolidated financial statements for further information regarding our common stock as well as dividends declared and paid.
ATM Program. See note 10 to our consolidated financial statements for further information regarding our 2018 ATM Program. As of February 17, 2021, we had approximately $750 million of gross sales of common stock availability remaining on our 2018 ATM Program.
Mandatory Convertible Preferred Stock. In July and August 2020, all of our approximately 2 million shares of 6.875% Mandatory Convertible Preferred Stock then outstanding were converted into approximately 14 million shares of our common stock at a conversion rate (based on the applicable market value of our common stock and subject to certain anti-dilutive adjustments) of 8.8043 shares of common stock for each share of 6.875% Mandatory Convertible Preferred Stock. See note 10 to our consolidated financial statements for further discussion of the dividends declared and paid on our previously outstanding 6.875% Mandatory Convertible Preferred Stock during 2020 and the July and August conversions into shares of our common stock.
Credit Facility. See note 7 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 17, 2021, there was approximately $5.0 billion in availability under the 2016 Revolver.
Commercial Paper Program. See notes 7 and 17 to our consolidated financial statements for further information regarding our CP Program. As of February 17, 2021, the CP Program had $150 million outstanding.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2020, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2021	2022	2023	2024	2025	Thereafter	Totals
Debt and other long-term obligations(a)	$130	$154	$1,958	$1,941	$525	$15,031	$19,739
Interest payments on debt and other long-term obligations(b)(c)	603	631	623	574	561	7,239	10,231
Lease obligations(d)	546	543	538	532	518	5,842	8,519
Total material cash requirements	$1,279	$1,328	$3,119	$3,047	$1,604	$28,112	$38,489
(a)The impact of principal payments that will commence following the anticipated repayment dates of our Tower Revenue Notes is not considered. The Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively. See note 7 to our consolidated financial statements for our definition of and additional information regarding the Tower Revenue Notes.
(b)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The full year 2020 Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes was approximately $815 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(c)Interest payments on the variable rate debt are based on estimated rates currently in effect.
(d)Amounts relate primarily to lease obligations for the land on which our towers are located and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from our operating lease liability. See note 13 to our consolidated financial statements for further discussion of our operating lease obligations. See also the table below summarizing remaining terms to expiration.
The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2020. As of December 31, 2020, the leases for land interests under our towers had an average remaining life of approximately 36 years, weighted based on Towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining land interests under our towers.
(a)Inclusive of fee interests and perpetual easements.
(b)For the year ended December 31, 2020, without consideration of the term of the tenant contract.

Debt Covenants
Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the Credit Agreement as of December 31, 2020.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2020
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.1x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	0.8x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the Credit Agreement.
(b)As defined in the Credit Agreement.
(c)Applicable solely to the extent that the senior unsecured debt rating by any two of S&P, Moody's and Fitch is lower than BBB-, Baa3 or BBB-, respectively. If applicable, the consolidated interest coverage ratio must be greater than or equal to 2.50.

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
We recognize a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the estimated lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use our incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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
Revenue Recognition. 91% of our total revenue for 2020 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally ranging from five to 15 years for site rental revenues derived from wireless tenants and three to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "Other current assets" and "Deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represented 9% of our total revenues for 2020. Services and other revenue consists predominately of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Acquisitions — General. As described in "Item 1. Business," the majority of our communications infrastructure has been acquired directly or indirectly from the three largest wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our consolidated financial statements.

Accounting for Acquisitions — Leases. With respect to business combinations that include towers that we lease and operate, such as the AT&T and T-Mobile leased and subleased towers (including towers owned by Sprint prior to its merger with T-Mobile), we evaluate such agreements to determine treatment as finance or operating leases. The evaluation of such agreements for finance or operating lease treatment previously included consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T Acquisition, T-Mobile Acquisition, and the Sprint towers acquired in the Global Signal Acquisition, we determined that the tower leases were finance leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as finance leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Accounting for Acquisitions — Valuation. As of December 31, 2020, our largest asset was property and equipment, which primarily consists of communications infrastructure, followed by goodwill, operating lease ROU assets and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets.
The fair value of the vast majority of our assets and liabilities is determined by using either:
(1)discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and tenant relationships or operating lease right-of-use assets and lease liabilities acquired); or
(2)estimates of replacement costs (for tangible fixed assets such as communications infrastructure).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding tenant renewals and cancellations. The most important estimates for measurement of operating lease ROU assets and lease liabilities acquired are (1) present value of our future lease payments, including whether renewals or extensions should be measured, and (2) favorability or unfavorability to the current market terms. With respect to business combinations that include towers that we lease and operate, such as the AT&T, T-Mobile and Sprint (prior to Sprint's merger with T-Mobile, completed on April 1, 2020) leased and subleased towers, we evaluate such agreements to determine treatment as finance or operating leases and identification of any bargain purchase options.
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
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our communications infrastructure, which is generally depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land under our communications infrastructure.
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
(1)we pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups; and
(2)we separately pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2020, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Our reporting units are the same as our operating segments (Towers and Fiber). See note 14 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2020, which resulted in no impairments.
See also note 2 to our consolidated financial statements for a discussion of the recently adopted accounting pronouncement related to goodwill impairment evaluation.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2020 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located.  Our ability to utilize our NOLs is dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes, see "Item 7. MD&A—Results of Operations" and note 9 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP financial measures used herein and as discussed in note 14 to our consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin, and (3) segment operating profit, which are key measures used by management to evaluate the performance of our operating segments. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
We define segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental cost of operations. We define segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated services and other cost of operations. We define segment operating profit as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately. Additionally, certain costs are shared across segments and are reflected in our segment measures through allocations that management believes to be reasonable.
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

	Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Net income (loss)	$1,056	$860	$622
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	74	19	26
Acquisition and integration costs	10	13	27
Depreciation, amortization and accretion	1,608	1,572	1,527
Amortization of prepaid lease purchase price adjustments	18	20	20
Interest expense and amortization of deferred financing costs	689	683	642
(Gains) losses on retirement of long-term obligations	95	2	106
Interest income	(2)	(6)	(5)
Other (income) expense	5	(1)	(1)
(Benefit) provision for income taxes	20	21	19
Stock-based compensation expense	133	116	108
Adjusted EBITDA(a)	$3,706	$3,299	$3,091
(a)The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:
•it is the primary measure used by our management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations;
•although specific definitions may vary, it is widely used by investors or other interested parties in evaluation of the communications infrastructure sector and other REITs to measure financial performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets;
•we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results; and
•it is similar to the measure of current financial performance generally used in our debt covenant calculations.
Our management uses Adjusted EBITDA:
•as a performance goal in employee annual incentive compensation;
•as a measurement of financial performance because it assists us in comparing our financial performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;
•in presentations to our board of directors to enable it to have the same measurement of financial performance used by management;
•for planning purposes, including preparation of our annual operating budget;
•as a valuation measure in strategic analyses in connection with the purchase and sale of assets;
•in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio and interest coverage ratio; and
•with respect to compliance with our debt covenants, which require us to maintain certain financial ratios that incorporate concepts such as, or similar to, Adjusted EBITDA.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt.
Our interest rate risk as of December 31, 2020 relates primarily to the impact of interest rate movements on the following, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom:
•the potential refinancing of our $19.7 billion in existing debt, compared to $18.2 billion in the prior year;
•our $1.5 billion of floating rate debt representing approximately 8% of total debt, compared to 16% in the prior year; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
Potential Refinancing of Existing Debt
We have no significant contractual debt maturities (or anticipated repayment dates on our Tower Revenue Notes) over the next 12 months, other than Commercial Paper Notes and principal payments on certain outstanding debt. As of December 31, 2020 and December 31, 2019, we had no interest rate swaps hedging any refinancings. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2020 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2020, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom, we had $1.5 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $2 million. As of December 31, 2019, we had approximately $3.0 billion of floating rate debt, none of which had LIBOR floors. See also "Item 1A. Risk Factors" for a discussion of uncertainty related to the continued use of LIBOR.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates, after giving effect to our February 2021 Senior Notes offering and the use of the net proceeds therefrom. The future principal payments and weighted-average interest rates are presented as of December 31, 2020. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$42	$37	$1,783	$778	$525	$15,030	$18,195	$19,914
Average interest rate(b)(c)(d)	4.3%	4.5%	3.6%	3.3%	1.5%	4.0%	3.9%
Variable rate debt(e)	$88	$117	$176	$1,163	$—	$—	$1,544	$1,544
Average interest rate(e)	1.3%	1.3%	1.5%	1.8%	—%	—%	1.7%
(a)The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.
(b)The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.
(c)The average interest rate represents the weighted-average stated coupon rate (see also footnote (d)).
(d)    If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes The full year 2020 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $815 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)    Consists of our senior unsecured term loan A facility ("2016 Term Loan A") and our 2016 Revolver borrowings, each of which matures in 2024.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Crown Castle International Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Towers
As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized $3,497 million in site rental revenues and $500 million in services and other revenues from its Towers segment for the year ended December 31, 2020. The Company generates site rental revenues from its core business of its Towers segment by providing tenants with access to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, noncancelable term of the relevant tenant contract. The Company also offers certain services primarily relating to its Towers segment, predominately consisting of (i) site development services and (ii) installation services. The transaction price for the Company's tower installation services consists of amounts for (i) permanent improvements to the Company's towers that represent a lease component and (ii) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation.

The principal considerations for our determination that performing procedures relating to revenue recognition – Towers is a critical audit matter are the significant auditor subjectivity and effort in performing procedures and evaluating the audit evidence obtained related to customer agreements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for Towers. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer agreements on a test basis, and (ii) testing the appropriateness of the timing and amount of revenue recognized based on contractual terms and estimated lease term for selected agreements.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2021
We have served as the Company’s auditor since 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$232	$196
Restricted cash	144	137
Receivables, net of allowance of $17 and $18, respectively	431	596
Prepaid expenses	95	107
Other current assets	202	168
Total current assets	1,104	1,204
Deferred site rental receivables	1,408	1,424
Property and equipment, net	15,162	14,666
Operating lease right-of-use assets	6,464	6,133
Goodwill	10,078	10,078
Site rental contracts and tenant relationships, net	4,365	4,764
Other intangible assets, net	68	72
Other assets, net	119	116
Total assets	$38,768	$38,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230	$334
Accrued interest	199	169
Deferred revenues	704	657
Other accrued liabilities	378	361
Current maturities of debt and other obligations	129	100
Current portion of operating lease liabilities	329	299
Total current liabilities	1,969	1,920
Debt and other long-term obligations	19,151	18,021
Operating lease liabilities	5,808	5,511
Other long-term liabilities	2,379	2,516
Total liabilities	29,307	27,968
Commitments and contingencies (see note 12)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: December 31, 2020—431 and December 31, 2019—416	4	4
6.875% Mandatory Convertible Preferred Stock, Series A, $0.01 par value; 20 shares authorized; shares issued and outstanding: December 31, 2020—0 and December 31, 2019—2; aggregate liquidation value: December 31, 2020—$0 and December 31, 2019—$1,650	—	—
Additional paid-in capital	17,933	17,855
Accumulated other comprehensive income (loss)	(4)	(5)
Dividends/distributions in excess of earnings	(8,472)	(7,365)
Total equity	9,461	10,489
Total liabilities and equity	$38,768	$38,457

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net revenues:
Site rental	$5,320	$5,093	$4,796
Services and other	520	670	574
Net revenues	5,840	5,763	5,370
Operating expenses:
Costs of operations(a):
Site rental	1,521	1,462	1,410
Services and other	448	524	434
Selling, general and administrative	678	614	563
Asset write-down charges	74	19	26
Acquisition and integration costs	10	13	27
Depreciation, amortization and accretion	1,608	1,572	1,527
Total operating expenses	4,339	4,204	3,987
Other operating (income) expense (see note 15)	(362)	—	—
Operating income (loss)	1,863	1,559	1,383
Interest expense and amortization of deferred financing costs	(689)	(683)	(642)
Gains (losses) on retirement of long-term obligations	(95)	(2)	(106)
Interest income	2	6	5
Other income (expense)	(5)	1	1
Income (loss) before income taxes	1,076	881	641
Benefit (provision) for income taxes	(20)	(21)	(19)
Net income (loss) attributable to CCIC stockholders	1,056	860	622
Dividends/distributions on preferred stock	(57)	(113)	(113)
Net income (loss) attributable to CCIC common stockholders	$999	$747	$509
Net income (loss)	$1,056	$860	$622
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—	(1)
Total other comprehensive income (loss)	1	—	(1)
Comprehensive income (loss) attributable to CCIC stockholders	$1,057	$860	$621
Net income (loss) attributable to CCIC common stockholders, per common share:
Net income (loss) attributable to CCIC common stockholders—basic	$2.36	$1.80	$1.23
Net income (loss) attributable to CCIC common stockholders—diluted	$2.35	$1.79	$1.23
Weighted-average common shares outstanding:
Basic	423	416	413
Diluted	425	418	415
(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,056	$860	$622
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,608	1,572	1,527
(Gains) losses on retirement of long-term obligations	95	2	106
Amortization of deferred financing costs and other non-cash interest, net	6	1	7
Stock-based compensation expense	138	117	103
Asset write-down charges	74	19	26
Deferred income tax (benefit) provision	3	2	2
Other non-cash adjustments, net	5	(2)	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	31	21	16
Increase (decrease) in accounts payable	(77)	19	37
Increase (decrease) in other liabilities	(65)	254	271
Decrease (increase) in receivables	166	(96)	(105)
Decrease (increase) in other assets	15	(71)	(114)
Net cash provided by (used for) operating activities	3,055	2,698	2,500
Cash flows from investing activities:
Capital expenditures	(1,624)	(2,057)	(1,739)
Payments for acquisitions, net of cash acquired	(107)	(17)	(42)
Other investing activities, net	(10)	(7)	(12)
Net cash provided by (used for) investing activities	(1,741)	(2,081)	(1,793)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,733	1,894	2,742
Principal payments on debt and other long-term obligations	(105)	(86)	(105)
Purchases and redemptions of long-term debt	(2,490)	(12)	(2,346)
Borrowings under revolving credit facility	2,430	2,110	1,820
Payments under revolving credit facility	(2,665)	(2,660)	(1,725)
Net issuances (repayments) under commercial paper program	130	155	—
Payments for financing costs	(38)	(24)	(31)
Net proceeds from issuance of common stock	—	—	841
Purchases of common stock	(76)	(44)	(34)
Dividends/distributions paid on common stock	(2,105)	(1,912)	(1,782)
Dividends/distributions paid on preferred stock	(85)	(113)	(113)
Net cash provided by (used for) financing activities	(1,271)	(692)	(733)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43	(75)	(26)
Effect of exchange rate changes on cash	—	—	(1)
Cash, cash equivalents, and restricted cash at beginning of period	338	413	440
Cash, cash equivalents, and restricted cash at end of period	$381	$338	$413

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2017	406	$4	2	—	$16,844	$(4)	$(4,919)	$11,925
Stock-based compensation related activity, net of forfeitures	1	—	—	—	116	—	—	116
Purchases and retirement of common stock	—	—	—	—	(34)	—	—	(34)
Net proceeds from issuance of common stock (see note 10)	8	—	—	—	841	—	—	841
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(1,785)	(1,785)
Preferred stock dividends/distributions	—	—	—	—	—	—	(113)	(113)
Net income (loss)	—	—	—	—	—	—	622	622
Balance, December 31, 2018	415	$4	2	$—	$17,767	$(5)	$(6,195)	$11,571
(a)See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2018	415	$4	2	—	$17,767	$(5)	$(6,195)	$11,571
Stock-based compensation related activity, net of forfeitures	1	—	—	—	132	—	—	132
Purchases and retirement of common stock	—	—	—	—	(44)	—	—	(44)
Common stock dividends/distributions	—	—	—	—	—	—	(1,917)	(1,917)
Preferred stock dividends/distributions	—	—	—	—	—	—	(113)	(113)
Net income (loss)	—	—	—	—	—	—	860	860
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	154	—	—	154
Purchases and retirement of common stock	—	—	—	—	(76)	—	—	(76)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(2,106)	(2,106)
Preferred stock dividends/distributions	—	—	—	—	—	—	(57)	(57)
Conversion of preferred stock to common stock (see note 10)	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	1,056	1,056
Balance, December 31, 2020	431	$4	—	—	$17,933	$(4)	$(8,472)	$9,461
(a)See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 14.
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile following its merger with Sprint, completed on April 1, 2020. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. Additional information concerning these towers is as follows:
◦22% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.
◦16% of the Company's towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases, or other agreements with T-Mobile (which T-Mobile assumed in connection with its merger with Sprint). The Company has the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion.
◦15% of the Company's towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, through the acquisition of the rights to approximately 7,100 towers ("T-Mobile Acquisition"), there are another 1% of the Company's towers subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers that it does not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).
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

2.    Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2020.
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
Lease Accounting
Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard") using a modified retrospective approach as of the effective date without adjusting the comparative periods.
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
Right-of-use ("ROU") assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's consolidated balance sheet, respectively. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the tenant contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
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
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2020, 2019 and 2018, the Company had $270 million, $246 million and $212 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $77 million, $17 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively. Asset write-down charges for the year ended December 31, 2020 included the write-off of property and equipment of approximately $63 million which, following the Sprint Cancellation, was deemed to have no alternative future use. See note 15 for further information regarding the Sprint Cancellation.
Asset Retirement Obligations
Pursuant to its ground lease, easement and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space on which certain of its communications infrastructure is located. The Company does not record an obligation for asset retirement activities related to its fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2020, which resulted in no impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
See "Recently Adopted Accounting Pronouncements" for a discussion of the recently adopted new guidance related to goodwill impairment evaluation.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing, with the exception of costs incurred related to revolving lines of credit, are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "Debt and other long-term obligations" on the Company's consolidated balance sheet. Third party costs incurred to obtain financing through a revolving line of credit are deferred and are included in "Other assets, net" on the Company's consolidated balance sheet.

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
Site rental revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $152 million and $114 million included in "Other current assets" and non-current amounts of $1.4 billion and $1.4 billion included in "Deferred site rental receivables" for the years ended December 31, 2020 and 2019, respectively. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
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
Additional information on revenues. As of January 1, 2020 and December 31, 2020, a total of $2.9 billion and $2.8 billion of unrecognized revenue, respectively, was reported in "Deferred revenues" and "Other non-current liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2020, approximately $575 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. As of January 1, 2019, a total of $2.7 billion of unrecognized revenue was reported in "Deferred revenues" and "Other non-current liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2019, approximately $510 million of the January 1, 2019 unrecognized revenue balance was recognized as revenue.
See note 3 for further discussion regarding the Company’s revenues.

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
The Company recognized $20 million as costs of operations during the year ended December 31, 2020 as a result of a reduction in staffing completed during the fourth quarter of 2020. Such costs were comprised of employee severance payments and termination benefits and primarily impacted the Company's Fiber segment.
Acquisitions and Integration Costs
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

	Years Ended December 31,
	2020	2019	2018
Interest expense on debt obligations	$683	$682	$635
Amortization of deferred financing costs and adjustments on long-term debt, net	23	21	21
Capitalized interest	(17)	(20)	(15)
Other	—	—	1
Total	$689	$683	$642
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
December 31, 2020 and 2019, the Company has not recorded any material penalties related to its income tax positions. See note 9.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2020, 2019 and 2018, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as applicable, as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to CCIC stockholders	$1,056	$860	$622
Dividends/distributions on preferred stock	(57)	(113)	(113)
Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$999	$747	$509

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	423	416	413
Effect of assumed dilution from potential issuance of common shares relating to RSUs	2	2	2
Diluted weighted-average number of common shares outstanding	425	418	415

Net income (loss) attributable to CCIC common stockholders, per common share:
Basic	$2.36	$1.80	$1.23
Diluted	$2.35	$1.79	$1.23

Dividends/distributions declared per share of common stock	$4.93	$4.58	$4.28
For the years ended December 31, 2019 and 2018, 14 million and 15 million, respectively, common share equivalents related to the Company's previously outstanding 6.875% Convertible Preferred Stock were excluded from the dilutive common shares because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of each respective year. See note 10 for further discussion of the Company's previously outstanding 6.875% Convertible Preferred Stock.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Foreign currency swaps are valued at settlement amounts using observable exchange rates and, if material, reflect an adjustment for the Company's and contract counterparty's credit risk. There were no changes since December 31, 2019 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the quantitative impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a quantitative impairment test. The Company adopted the guidance during its most recent annual goodwill impairment test on October 1, 2020. The adoption of this guidance did not impact the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2020. As of December 31, 2020, the weighted-average remaining term of tenant contracts is approximately five years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contracted amounts(a)	$4,354	$4,153	$3,564	$2,875	$2,380	$9,560	$26,886
(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See notes 2 and 13 for further discussion regarding the Company's lessor arrangements and note 14 for further information regarding the Company's operating segments.

4.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2020	2019
Land(a)	—	$2,171	$2,080
Buildings	40 years	147	147
Communications infrastructure assets	1-20 years	22,027	20,521
Information technology assets and other	2-7 years	557	506
Construction in process	—	1,063	1,080
Total gross property and equipment		25,965	24,334
Less: accumulated depreciation		(10,803)	(9,668)
Total property and equipment, net		$15,162	$14,666
(a)Includes land owned through fee interests and perpetual easements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1.2 billion, $1.1 billion and $1.1 billion, respectively. See note 13 for a discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.

5.Goodwill and Intangible Assets
Goodwill
There were no changes in the carrying value of goodwill during the years ended December 31, 2020 and 2019.
Intangibles
The following is a summary of the Company's intangible assets.

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,797	$(3,432)	$4,365	$7,761	$(2,997)	$4,764
Other intangible assets	143	(75)	68	143	(71)	72
Total	$7,940	$(3,507)	$4,433	$7,904	$(3,068)	$4,836
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2020	2019	2018
Depreciation, amortization and accretion	$439	$428	$428
Site rental costs of operations(a)	—	—	17
Total amortization expense	$439	$428	$445
(a)Amortization expense of intangible assets classified as "Site rental costs of operations" on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018 represented amortization of below-market leases. Effective January 1, 2019, the Company adopted ASC 842 and these below-market leases were de-recognized and reclassified from "Other intangible assets, net" to the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2021 to 2025 is as follows:

	Years Ending December 31,
	2021	2022	2023	2024	2025
Estimated annual amortization	$444	$444	$442	$393	$371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
6.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2020	2019
Deferred rental revenues	$1,707	$1,814
Deferred credits, net	375	434
Asset retirement obligation	259	227
Deferred income tax liabilities	11	8
Other long-term liabilities	27	33
Total	$2,379	$2,516
Pursuant to its ground lease, easement and leased facility agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space on which its communications infrastructure is located. Accretion expense related to liabilities for retirement obligations amounted to $18 million, $15 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.0 billion. See note 2.
For the year ended December 31, 2018, the Company recorded $18 million as a decrease to "Site rental costs of operations" for the amortization of above-market leases for land under the Company's towers. Effective January 1, 2019, the Company adopted ASC 842 and these above-market leases were de-recognized and reclassified from "Other long-term liabilities" into the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $58 million, $65 million and $69 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2021 to 2025 are as follows:

	Years Ending December 31,
	2021	2022	2023	2024	2025
Below-market tenant leases	$53	$48	$45	$41	$33
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $192 million and $174 million, respectively, as of December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
7.Debt and Other Obligations
See note 17 for a discussion of the Company's issuance of the February 2021 Senior Notes (as defined in note 17) and the use of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of December 31, 2020.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
					2020		2019	2020	(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$997		$995	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		60		67	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)(c)	299		298	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)(c)	248		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)(c)	695		694	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)(c)	743		742	4.2%
Finance leases and other obligations	Various		Various	(d)	236		227	Various	(d)
Total secured debt					3,278		3,271
2016 Revolver	Jan. 2016		June 2024		290	(e)	525	1.3%	(f)
2016 Term Loan A	Jan. 2016		June 2024		2,252		2,310	1.3%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	285		155	0.5%
3.400% Senior Notes	Feb./May 2016		Feb. 2021		—		850	N/A
2.250% Senior Notes	Sept. 2016		Sept. 2021		—		698	N/A
4.875% Senior Notes	Apr. 2014		Apr. 2022		—		846	N/A
5.250% Senior Notes	Oct. 2012		Jan. 2023		1,646		1,644	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		746		744	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		745		744	3.2%
1.350% Senior Notes	June 2020		July 2025		494		—	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		894		893	4.5%
3.700% Senior Notes	May 2016		June 2026		745		744	3.7%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		495	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		994		993	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		991		990	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		593		592	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		543	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		737		—	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,088		—	2.3%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		489		—	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		889		—	3.3%
Total unsecured debt					$16,002		$14,850
Total debt and other obligations					$19,280		$18,121
Less: current maturities and short-term debt and other current obligations					$129		$100
Non-current portion of long-term debt and other long-term obligations					$19,151		$18,021
(a)Represents the weighted-average stated interest rate.
(b)The Tower Revenue Notes, Series 2015-1 and 2015-2 ("May 2015 Tower Revenue Notes") and Tower Revenue Notes, Series 2018-1 and 2018-2 ("July 2018 Tower Revenue Notes") are collectively referred to herein as "Tower Revenue Notes."
(c)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2019, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(e)As of December 31, 2020, the undrawn availability under the 2016 Revolver was $4.7 billion.
(f)Both the 2016 Revolver and 2016 Term Loan A bear interest, at our option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.125% to 0.350%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver.
(g)The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issue.
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
In April 2019, the Company established a commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes ("Commercial Paper Notes"). Commercial Paper Notes may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. For the year ended December 31, 2020, the Company had net issuances of $285 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
In June 2019, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.
Securitized Debt
The Tower Revenue Notes and the Secured Notes, Series 2009-1, Class A-2 ("2009 Securitized Notes") (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCIC. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The May 2015 Tower Revenue Notes and July 2018 Tower Revenue Notes (each as defined below) are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("May 2015 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's then outstanding Tower Revenue Notes. The May 2015 Tower Revenue Notes consist of (1) $300 million aggregate principal amount of 3.222% senior secured tower revenue notes with an anticipated repayment date of May 2022 and a final maturity date of May 2042 and (2) $700 million aggregate principal amount of 3.663% senior secured tower revenue notes with an anticipated repayment date of May 2025 and a final maturity date of May 2045. The Company primarily used the net proceeds of the May 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of the formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL"), to (1) repay $250 million aggregate principal amount of the previously outstanding August 2010 Tower Revenue Notes, which had an anticipated repayment date of August 2015, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses.
In July 2018, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("July 2018 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's existing Tower Revenue Notes. The July 2018 Tower Revenue Notes consist of (1) $250 million aggregate principal amount of 3.720% senior secured tower revenue notes with an anticipated repayment date of July 2023 and a final maturity of July 2043 and (2) $750 million aggregate principal amount of 4.241% senior secured tower revenue notes with an anticipated repayment date of July 2028 and a final maturity of July 2048. The Company used the net proceeds of the July 2018 Tower Revenue Notes, together with cash on hand, to repay all of the previously outstanding Tower Revenue Notes, Series 2010-6 and to pay related fees and expenses. In addition to the July 2018 Tower Revenue Notes described above, in connection with Exchange Act risk retention requirements ("Risk Retention Rules"), an indirect subsidiary of the Company issued and a majority-owned affiliate of the Company purchased approximately $53 million of the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028 to retain an eligible horizontal residual interest (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the July 2018 Tower Revenue Notes.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2020, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $920 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
In May 2017, the Company issued $350 million aggregate principal amount of 4.750% senior unsecured notes due May 2047 ("4.750% Senior Notes"). The Company used the net proceeds from the 4.750% Senior Notes offering to partially fund the 2017 acquisition of Wilcon Holdings LLC and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In August 2017, the Company issued $1.75 billion aggregate principal amount of senior unsecured notes ("August 2017 Senior Notes"), which consisted of (1) $750 million aggregate principal amount of 3.200% senior unsecured notes due September 2024 ("3.200% Senior Notes") and (2) $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due September  2027 ("3.650% Senior Notes"). The Company used the net proceeds from the August 2017 Senior Notes offering to partially fund the 2017 acquisition of LTS Group Holdings LLC and pay related fees and expenses.
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
Each of the 5.250% Senior Notes, 4.450% Senior Notes, May 2016 Senior Notes, 4.000% Senior Notes, 4.750% Senior Notes, August 2017 Senior Notes, January 2018 Senior Notes, February 2019 Senior Notes, August 2019 Senior Notes, April 2020 Senior Notes and June 2020 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
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
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2020, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled principal payments and final maturities	$415	$154	$3,608	$2,941	$525	$11,780	$19,423	$(143)	$19,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
3.400% Senior Notes	$850	$863	$(13)
2.250% Senior Notes	700	714	(16)
4.875% Senior Notes	850	913	(66)
Total	$2,400	$2,490	$(95)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2019
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Secured Notes, Series 2009-1, Class A-1	$12	$12	$(1)
2016 Term Loan A	—	—	(1)
Total	$12	$12	$(2)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2018
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Tower Revenue Notes, Series 2010-3	$1,250	$1,318	$(71)
2016 Term Loan A	—	—	(3)
Tower Revenue Notes, Series 2010-6	1,000	1,028	(32)
Total	$2,250	$2,346	$(106)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.

8.Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$232	$232	$196	$196
Restricted cash, current and non-current	1	149	149	142	142
Liabilities:
Total debt and other obligations	2	19,280	21,302	18,121	19,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
9.Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2020	2019	2018
Domestic	$1,046	$850	$618
Foreign(a)	30	31	23
Total	$1,076	$881	$641
(a)Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(6)	$(6)	$(5)
Foreign	(6)	(8)	(7)
State	(5)	(5)	(5)
Total current	(17)	(19)	(17)
Deferred:
Foreign	(3)	(2)	(2)
Total deferred	(3)	(2)	(2)
Total tax benefit (provision)	$(20)	$(21)	$(19)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2020	2019	2018
Benefit (provision) for income taxes at statutory rate	$(225)	$(185)	$(135)
Tax effect of foreign income (losses)	—	1	1
Tax adjustment related to REIT operations	219	178	128
State tax (provision) benefit, net of federal	(5)	(5)	(4)
Foreign tax	(9)	(10)	(9)
Total	$(20)	$(21)	$(19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred income tax liabilities:
Property and equipment	$7	$6
Deferred site rental receivable	7	7
Total deferred income tax liabilities	14	13
Deferred income tax assets:
Intangible assets	3	3
Net operating loss carryforwards(a)	15	18
Straight-line rent expense liability	3	3
Accrued liabilities	6	5
Other	2	2
Valuation allowances	—	—
Total deferred income tax assets, net	29	31
Net deferred income tax asset (liabilities)	$15	$18
(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2020			December 31, 2019
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$25	$—	$25	$25	$—	$25
State	1	—	1	1	—	1
Foreign	(11)	—	(11)	(8)	—	(8)
Total	$15	$—	$15	$18	$—	$18
At December 31, 2020, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $40 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs expire starting in 2021 and ending in 2036, and the foreign NOLs expire starting in 2023 and ending in 2036. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired. The remaining valuation allowance relates to certain foreign net deferred tax assets (primarily NOLs).
As of December 31, 2020, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
In addition, the Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2020. Additionally, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Company does not believe any such additional assessments arising from other examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2020, the Company's deferred tax assets are included in "Other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.

10.Equity
2018 "At-The-Market" Stock Offering Program
In April 2018, the Company established an "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). Sales under the 2018 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2018 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2018 ATM Program. As of December 31, 2020, the Company had $750 million of gross sales of common stock availability remaining under the 2018 ATM Program.
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
Declaration and Payment of Dividends
During the year ended December 31, 2020, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount (In millions)
Common Stock	February 20, 2020	March 13, 2020	March 31, 2020	$1.20	$504	(a)
Common Stock	May 14, 2020	June 12, 2020	June 30, 2020	$1.20	$504	(a)
Common Stock	August 6, 2020	September 15, 2020	September 30, 2020	$1.20	$521	(a)
Common Stock	October 21, 2020	December 15, 2020	December 31, 2020	$1.33	$577	(a)
6.875% Convertible Preferred Stock	December 9, 2019	January 15, 2020	February 3, 2020	$17.1875	$28
6.875% Convertible Preferred Stock	March 12, 2020	April 15, 2020	May 1, 2020	$17.1875	$28
6.875% Convertible Preferred Stock	June 19, 2020	July 15, 2020	August 3, 2020	$17.1875	$28
(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 17 for a discussion of the Company's common stock dividend declared in February 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2020 on the Company's common stock and previously outstanding 6.875% Convertible Preferred Stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 31, 2020	$1.20	$0.788	$0.010	$0.778	$0.412
Common Stock	June 30, 2020	$1.20	$0.788	$0.010	$0.778	$0.412
Common Stock	September 30, 2020	$1.20	$0.788	$0.010	$0.778	$0.412
Common Stock	December 31, 2020	$1.33	$0.874	$0.012	$0.862	$0.456
6.875% Convertible Preferred Stock	February 3, 2020	$17.1875	$17.1875	$0.2265	$16.9610	$—
6.875% Convertible Preferred Stock	May 1, 2020	$17.1875	$17.1875	$0.2265	$16.9610	$—
6.875% Convertible Preferred Stock	August 3, 2020	$17.1875	$17.1875	$0.2265	$16.9610	$—
(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2020, 2019 and 2018, the Company purchased 0.5 million, 0.4 million and 0.3 million shares of common stock, respectively, utilizing $76 million, $44 million and $34 million in cash, respectively.

11.Stock-based Compensation
Stock Compensation Plans
Pursuant to a stockholder approved plan, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2020, the Company has 8 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of the shares remaining available for future issuance, approximately 2 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of the Company's common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual performance awards that generally include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service-based vesting conditions, and (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.
The following is a summary of the RSU activity during the year ended December 31, 2020.

RSUs
(In millions)
Outstanding at the beginning of year	2.8
Granted	1.0
Vested	(1.3)
Forfeited	(0.1)
Outstanding at end of year	2.4
The Company granted approximately one million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2020, 2019 and 2018. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2020, 2019 and 2018 was $160.78, $106.55 and $91.52 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2020 was approximately 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Of the approximately one million RSUs granted during the year ended December 31, 2020, (1) approximately 0.6 million RSUs were subject to time-based vesting conditions, vesting over a three-year period and (2) approximately 0.4 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon (a) the Company's total shareholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (b) the Company's total shareholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Risk-free rate	1.4%	2.5%	2.4%
Expected volatility	19%	18%	18%
Expected dividend rate	3.5%	4.0%	3.8%
The Company recognized aggregate stock-based compensation expense related to RSUs of $111 million, $96 million and $90 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2020 is $110 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested during the years ended December 31, 2020, 2019 and 2018.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2020	1	$220
2019	1	135
2018	1	107
Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense:
Site rental costs of operations	$16	$19	$17
Services and other costs of operations	8	7	8
Selling, general and administrative expenses	109	90	83
Total stock-based compensation	$133	$116	$108

12.Commitments and Contingencies
SEC Investigation
In September 2019, the Company received a subpoena from the SEC requesting certain documents from 2015 through the present, primarily related to the Company's long-standing capitalization and expense policies for tenant upgrades and installations in its services business. Prior to receiving this subpoena, the Company previously provided information to the SEC related to certain services-related transactions. The Company responded to the requests and cooperated fully with the SEC's investigation. On January 26, 2021, the SEC notified the Company that it had concluded its investigation, and based on the information the SEC had as of that date, the SEC staff did not intend to recommend an enforcement action by the Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Shareholder Litigation
In February and March 2020, putative securities class action suits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current officers. The lawsuits were filed against the Company on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations concern allegedly false or misleading statements or other alleged failures to disclose information about the Company’s business, operations and prospects. The plaintiffs seek monetary damages and the award of plaintiffs’ costs and expenses incurred. In December 2020, the cases were consolidated as In re Crown Castle International Corp. Securities Litigation, No. 2:20-cv-02156 in the United States District Court for the District of New Jersey. The Company is currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. The Company believes the putative class action is without merit and intends to defend itself vigorously.
During the quarter ended June 30, 2020, derivative lawsuits were filed in the United States District Court for the District of Delaware, against the Company's current directors and certain of its current officers and the Company as a nominal defendant. Each complaint alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements. The derivative plaintiffs seek, among other things, unspecified monetary damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief is sought against the Company itself. In June 2020, the derivative lawsuits were consolidated as In re Crown Castle International Corp. Derivative Litigation, C.A. No. 20-00606-MN in the United States District Court for the District of Delaware. The consolidated derivative action is currently stayed pending the resolution of any motion to dismiss In re Crown Castle International Corp. Securities Litigation in the United States District Court for the District of New Jersey.
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
Other Matters
The Company is involved in various other claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such other matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. See note 13 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
13.Leases
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2020 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2020	2019(d)
Lease cost:
Operating lease expense(a)	$640	$632
Variable lease expense(b)	153	149
Total lease expense(c)	$793	$781
(a)Represents the Company's operating lease expense related to its ROU assets for the twelve months ended December 31, 2020 and 2019.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the twelve months ended December 31, 2020 and 2019. Such contingencies are recognized as expense in the period they are resolved.
(c)Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
(d)Amounts for the year ended December 31, 2019 reflect a revision from the Company's 2019 Annual Report on Form 10-K relating to an immaterial classification error of certain operating lease expenses. In connection with this revision, the Company reclassified $16 million from operating lease expense to variable lease expense for the year ended December 31, 2019; total lease expense for the year ended December 31, 2019 remained unchanged.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile in connection with its merger with Sprint, and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.3 billion, respectively, as of December 31, 2020. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.1 billion, respectively, as of December 31, 2019. For the twelve months ended December 31, 2020 and 2019, the Company recorded $211 million and $216 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2020, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 17 years and 3.7%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2020:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$546	$543	$538	$532	$518	$5,842	$8,519	$(2,382)	$6,137
(a)Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
14.Operating Segments and Concentrations of Credit Risk
Operating Segments
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
The measurements of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental cost of operations, which excludes stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated cost of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other cost of operations, which excludes stock-based compensation expense recorded in consolidated cost of operations. The Company defines segment operating profit as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2020
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,497	$1,823		$5,320
Segment services and other revenues	500	20		520
Segment revenues	3,997	1,843		5,840
Segment site rental cost of operations	866	620		1,486
Segment services and other cost of operations	429	12		441
Segment cost of operations(a)(b)	1,295	632		1,927
Segment site rental gross margin	2,631	1,203		3,834
Segment services and other gross margin	71	8		79
Segment selling, general and administrative expenses(b)	100	186		286
Segment other operating (income) expense(c)	—	(362)		(362)
Segment operating profit (loss)	2,602	1,387		3,989
Other selling, general and administrative expenses(b)			$283	283
Stock-based compensation expense			133	133
Depreciation, amortization and accretion			1,608	1,608
Interest expense and amortization of deferred financing costs			689	689
Other (income) expenses to reconcile to income (loss) before income taxes(d)			200	200
Income (loss) before income taxes				$1,076
Capital expenditures	$335	$1,232	$57	$1,624
Total assets (at year end)	$22,242	$15,746	$780	$38,768
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations for the year ended December 31, 2020 excludes (1) stock-based compensation expense of $24 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2020, segment selling, general and administrative expenses exclude stock-based compensation expense of $109 million.
(c)See note 15 for further information.
(d)See consolidated statement of operations for further information.

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
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations for the year ended December 31, 2019 excludes (1) stock-based compensation expense of $26 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2019, segment selling, general and administrative expenses exclude stock-based compensation expense of $90 million.
(c)See consolidated statement of operations for further information.

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
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations for the year ended December 31, 2018 excludes (1) stock-based compensation expense of $25 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2018, segment selling, general and administrative expenses exclude stock-based compensation expense of $83 million.
(c)See consolidated statement of operations for further information.

Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2020(a)	2019	2018
T-Mobile	36%	22%	19%
AT&T	22%	21%	20%
Verizon Wireless	19%	19%	20%
Sprint	—%	14%	15%
Total	77%	76%	74%
(a)For the year ended December 31, 2020, revenues attributable to T-Mobile includes revenues previously derived from Sprint. On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger.
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
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with T-Mobile, AT&T and Verizon Wireless or their agents that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
15.Other Operating Income
During the fourth quarter of 2020, T-Mobile notified the Company that it was cancelling approximately 5,700 small cell nodes initially contracted with Sprint ("Sprint Cancellation") prior to its merger with T-Mobile. The majority of the cancelled small cells were not yet constructed and, upon completion, would have been located at the same locations as other T-Mobile small cells. The Sprint Cancellation resulted in T-Mobile accelerating payment of all contractual rental obligations associated with the approximately 5,700 small cells as well as the payment of capital costs incurred to date.
The Company received approximately $308 million from T-Mobile pursuant to the Sprint Cancellation, and recognized receipt of this payment as "Other operating income" on its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
Additionally, the Company previously received upfront payments from Sprint for certain of the small cells subject to the Sprint Cancellation, which the Company previously recorded as "Deferred revenues" and "Other long-term liabilities" on its consolidated balance sheet. As a result of the Sprint Cancellation, during the fourth quarter of 2020, the Company recognized the unamortized portion of such upfront payments, or approximately $54 million, as "Other operating income" on its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
See also note 2 for a discussion of the Company's separate evaluation and write-off of property and equipment previously recorded related to the cancelled small cells.

16.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$538	$541	$—
Interest paid	653	661	619
Income taxes paid	19	16	17
Supplemental disclosure of non-cash investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	627	431	—
Increase in accounts payable for purchases of property and equipment	27	2	29
Purchase of property and equipment under finance leases and installment land purchases	33	33	40
(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$232	$196	$277
Restricted cash, current	144	137	131
Restricted cash reported within other assets, net	5	5	5
Cash, cash equivalents and restricted cash	$381	$338	$413

17.Subsequent Events
February 2021 Senior Notes Offering
On February 16, 2021, the Company issued $3.25 billion aggregate principal amount of senior unsecured notes ("February 2021 Senior Notes"), which consisted of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041. The Company used a portion of the net proceeds from the February 2021 Senior Notes offering to repay a portion of the outstanding Commercial Paper Notes at their maturity date and a portion of outstanding borrowings under the 2016 Term Loan A. The Company intends to use the remainder of the net proceeds from the February 2021 Senior Notes offering to (1) redeem all of the outstanding 5.250% Senior Notes on March 10, 2021 (the designated redemption date) and (2) repay an additional portion of the outstanding Commercial Paper Notes at their maturity date.
Common Stock Dividend
On February 18, 2021, the Company's board of directors declared a quarterly cash dividend of $1.33 per common share. The quarterly dividend will be payable on March 31, 2021, to common stockholders of record as of March 15, 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that a material weakness existed in the Company's internal control over financial reporting as it did not effectively design and maintain controls related to the accounting for its tower installation services. Management has completed its plan of remediation, which primarily consisted of 1) revising its accounting policies for its tower installation services to identify and account for lease components and the associated deferred revenue, and 2) improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services.

During the quarter ended December 31, 2020, management completed its evaluation and testing of the operating effectiveness of the improved controls and deemed them to be designed and operating effectively. As a result, management concluded that the previously disclosed material weakness has been remediated as of December 31, 2020.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2020:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	8 (b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	8
(a)See note 11 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.
(b)Of the shares remaining available for future issuance, 2 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 46.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018, which is located on page 97.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2020 and 2019, which is located on page 98.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2020 Form 10-K.
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
		8-K	001-16441	July 19, 2017	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Certificate of Designations of 6.875% Mandatory Convertible Preferred Stock, Series A, of Crown Castle International Corp., filed with the Secretary of State of the State of Delaware and effective July 26, 2017	8-K	001-16441	July 26, 2017	3.2
3.3	Certificate of Elimination of Certificate of Designations of the 6.875% Mandatory Convertible Preferred Stock of Crown Castle International Corp., dated November 5, 2020	8-K	001-16441	November 5, 2020	3.1
3.3	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.3	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.4	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.5	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.6	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.7	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.8	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.9	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.10	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.11	Indenture dated as of October 15, 2012, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	October 16, 2012	4.1
4.12	First Supplemental Indenture dated as of December 15, 2014, among Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 5.25% Senior Notes due 2023	8-K	001-16441	December 16, 2014	4.4
4.13	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.14	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.15	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.16	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.17	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.18	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.19	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.20	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.21	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.22	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.23	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.24	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.25	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.26	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	011-16441	April 3, 2020	4.1
4.27	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	011-16441	June 15, 2020	4.1
4.28	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.29	Description of the Company's Common Stock	10-K	001-16441	March 10, 2020	4.29
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.3†	Form of Severance Agreement between Crown Castle International Corp. and James D. Young	8-K	001-16441	March 2, 2005	10.4
10.4†	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young	8-K	001-16441	December 7, 2007	10.2
10.5†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including James D. Young and Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.6†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including James D. Young and Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.7†	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon, Daniel K. Schlanger, Michael J. Kavanagh, Robert C. Ackerman and Christopher D. Levendos	10-K	001-16441	February 22, 2016	10.47
10.8†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.9†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.10†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 18, 2016)	8-K	001-16441	February 24, 2016	10.2
10.11†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of August 3, 2017)	10-Q	001-16441	August 7, 2017	10.1
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.13†	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-Q	001-16441	August 6, 2018	10.2
10.14†	Crown Castle International Corp. 2020 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 21, 2020	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.15	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.16	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.17	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.18	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.19	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.20	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.21	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.22	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.23	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.24
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
		8-K	001-16441	December 5, 2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.25	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.26	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.27	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.32	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.33	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.34	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.35	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.36	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.37	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.38	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.39	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.40	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.41	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.42	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.43	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.44	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.45	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.46	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16441	February 13, 2017	10.1
10.47	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.48	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.49	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.50	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.51	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
21*	Schedule of Subsidiaries of Crown Castle International Corp.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL	—	—	—	—
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Other Adjustments	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2020	$18	$4	$—	$(5)	$—	$—	$17
2019	$14	$7	$—	$(3)	$—	$—	$18
2018	$14	$4	$—	$(4)	$—	$—	$14

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments	Balance at End of Year
Deferred Tax Valuation Allowance:
2020	$—	$—	$—	$—	$—	$—	$—
2019	$1	$—	$—	$(1)	$—	$—	$—
2018	$1	$—	$—	$—	$—	$—	$1

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2020 AND 2019
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$3,295	(b)	(c)	(c)	$25,441	$(10,478)	Various	Various	Up to 20 years
(a)Includes approximately 40,000 towers and 80,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(b)Encumbrances are reported at face value, without contemplating the effect of deferred financing costs, discounts or premiums. Certain of the Company's debt is secured by (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses).
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2020	2019
Gross amount at beginning	$23,854	$21,840
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(a)	68	4
Communications infrastructure construction and improvements	1,438	1,878
Purchase of land interests	64	53
Sustaining capital expenditures	66	84
Other(b)	47	101
Total additions	1,683	2,120
Deductions during period:
Cost of real estate sold or disposed	(96)	(45)
Other	—	(61)
Total deductions	(96)	(106)
Balance at end	$25,441	$23,854
(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to the purchase of property and equipment under finance leases and installment land purchases.

	2020	2019
Gross amount of accumulated depreciation at beginning	$(9,382)	$(8,338)
Additions during period:
Depreciation	(1,114)	(1,087)
Total additions	(1,114)	(1,087)
Deductions during period:
Amount for assets sold or disposed	18	24
Other	—	19
Total deductions	18	43
Balance at end	$(10,478)	$(9,382)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2020 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2021.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2020 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2020 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2020 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2021.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ W. BENJAMIN MORELAND	Director
W. Benjamin Moreland

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III