Form 10-Q
period 2021-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2021-05-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 29, 2021: 432,189,646

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) expectations regarding non-renewals of tenant contracts, (16) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (17) the potential impact of novel coronavirus (COVID-19) pandemic and (18) the outcome of outstanding litigation. All future dividends are subject to declaration by our board of directors.

Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle International Corp. ("CCIC") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2020 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$254	$232
Restricted cash	179	144
Receivables, net	412	431
Prepaid expenses	115	95
Other current assets	216	202
Total current assets	1,176	1,104
Deferred site rental receivables	1,389	1,408
Property and equipment, net of accumulated depreciation of $11,090 and $10,803, respectively	15,149	15,162
Operating lease right-of-use assets	6,514	6,464
Goodwill	10,078	10,078
Other intangible assets, net	4,324	4,433
Other assets, net	122	119
Total assets	$38,752	$38,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$187	$230
Accrued interest	107	199
Deferred revenues	814	704
Other accrued liabilities	334	378
Current maturities of debt and other obligations	159	129
Current portion of operating lease liabilities	332	329
Total current liabilities	1,933	1,969
Debt and other long-term obligations	19,713	19,151
Operating lease liabilities	5,856	5,808
Other long-term liabilities	2,327	2,379
Total liabilities	29,829	29,307
Commitments and contingencies (note 8)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: March 31,2021—432 and December 31, 2020—431	4	4
Additional paid-in capital	17,917	17,933
Accumulated other comprehensive income (loss)	(3)	(4)
Dividends/distributions in excess of earnings	(8,995)	(8,472)
Total equity	8,923	9,461
Total liabilities and equity	$38,752	$38,768

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues:
Site rental	$1,369	$1,310
Services and other	116	111
Net revenues	1,485	1,421
Operating expenses:
Costs of operations(a):
Site rental	381	375
Services and other	81	99
Selling, general and administrative	164	175
Asset write-down charges	3	4
Acquisition and integration costs	—	5
Depreciation, amortization and accretion	408	399
Total operating expenses	1,037	1,057
Operating income (loss)	448	364
Interest expense and amortization of deferred financing costs	(170)	(175)
Gains (losses) on retirement of long-term obligations	(143)	—
Interest income	1	1
Other income (expense)	(8)	—
Income (loss) before income taxes	128	190
Benefit (provision) for income taxes	(7)	(5)
Income (loss) from continuing operations	121	185
Discontinued operations (see notes 6 and 12):
Net gain (loss) from disposal of discontinued operations, net of tax	(63)	—
Income (loss) from discontinued operations, net of tax	(63)	—
Net income (loss) attributable to CCIC stockholders	58	185
Dividends/distributions on preferred stock	—	(28)
Net income (loss) attributable to CCIC common stockholders	$58	$157
Net income (loss)	$58	$185
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(1)
Total other comprehensive income (loss)	1	(1)
Comprehensive income (loss) attributable to CCIC stockholders	$59	$184
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.28	$0.38
Income (loss) from discontinued operations, basic	(0.15)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.13	$0.38
Income (loss) from continuing operations, diluted	$0.28	$0.38
Income (loss) from discontinued operations, diluted	(0.15)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.13	$0.38
Weighted-average common shares outstanding:
Basic	432	416
Diluted	433	418

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$121	$185
Income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	408	399
(Gains) losses on retirement of long-term obligations	143	—
Amortization of deferred financing costs and other non-cash interest, net	3	1
Stock-based compensation expense	33	37
Asset write-down charges	3	4
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	10	—
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(92)	(50)
Increase (decrease) in accounts payable	(23)	(20)
Increase (decrease) in other liabilities	(31)	2
Decrease (increase) in receivables	18	102
Decrease (increase) in other assets	(10)	(8)
Net cash provided by (used for) operating activities	584	653
Cash flows from investing activities:
Capital expenditures	(302)	(447)
Payments for acquisitions, net of cash acquired	(4)	(13)
Other investing activities, net	(5)	(8)
Net cash provided by (used for) investing activities	(311)	(468)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,237	—
Principal payments on debt and other long-term obligations	(1,026)	(26)
Purchases and redemptions of long-term debt	(1,789)	—
Borrowings under revolving credit facility	580	1,340
Payments under revolving credit facility	(290)	(595)
Net issuances (repayments) under commercial paper program	(245)	(155)
Payments for financing costs	(29)	—
Purchases of common stock	(67)	(73)
Dividends/distributions paid on common stock	(588)	(513)
Dividends/distributions paid on preferred stock	—	(28)
Net cash provided by (used for) financing activities	(217)	(50)
Net increase (decrease) in cash, cash equivalents, and restricted cash	56	135
Effect of exchange rate changes	1	(1)
Cash, cash equivalents, and restricted cash at beginning of period	381	338
Cash, cash equivalents, and restricted cash at end of period	$438	$472

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	—	$—	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	—	—	51	—	—	51
Purchases and retirement of common stock	—	—	—	—	(67)	—	—	(67)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	—	—	(581)	(581)
Net income (loss)	—	—	—	—	—	—	58	58
Balance, March 31, 2021	432	$4	—	$—	$17,917	$(3)	$(8,995)	$8,923

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	53	—	—	53
Purchases and retirement of common stock	—	—	—	—	(73)	—	—	(73)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(504)	(504)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	185	185
Balance, March 31, 2020	417	$4	2	$—	$17,835	$(6)	$(7,712)	$10,121

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2020, and related notes thereto, included in the 2020 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2020 Form 10-K. References to the "Company" refer to CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 10.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2021, the condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, and the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements

No accounting pronouncements adopted during the three months ended March 31, 2021 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

3.Revenues
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $163 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of March 31, 2021. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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

Additional information on revenues
As of both January 1, 2021 and March 31, 2021, $2.8 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the three months ended March 31, 2021, approximately $170 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. During the three months ended March 31, 2020, approximately $160 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2021.

	Nine Months Ending December 31,	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contracted amounts(a)	$3,381	$4,228	$3,640	$2,936	$2,443	$9,979	$26,607

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2021.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2021		Balance as of December 31, 2020	Stated Interest Rate as of March 31, 2021(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$997		$997	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		59		60	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)	299		299	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	249		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	696		695	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	743		743	4.2%
Finance leases and other obligations	Various		Various	(c)	231		236	Various	(c)
Total secured debt					$3,274		$3,278
2016 Revolver	Jan. 2016		June 2024		$580	(d)	$290	1.2%	(e)
2016 Term Loan A	Jan. 2016		June 2024	(g)	1,237		2,252	1.2%	(e)
Commercial Paper Notes	Mar. 2021	(f)	Apr. 2021	(f)(g)	40	(f)	285	0.4%
5.250% Senior Notes	Oct. 2012		Jan. 2023	(g)	—		1,646	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		746		746	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		746		745	3.2%
1.350% Senior Notes	June 2020		July 2025		495		494	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		895		894	4.5%
3.700% Senior Notes	May 2016		June 2026		745		745	3.7%
1.050% Senior Notes	Feb. 2021		July 2026	(g)	989		—	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		496	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		994		994	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		991		991	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		593		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		544	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		737		737	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,088		1,088	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031	(g)	987		—	2.1%
2.900% Senior Notes	Feb. 2021		Apr. 2041	(g)	1,233		—	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		489		489	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		889		889	3.3%
Total unsecured debt					$16,598		$16,002
Total debt and other obligations					19,872		19,280
Less: current maturities and short-term debt and other current obligations					159		129
Non-current portion of long-term debt and other long-term obligations					$19,713		$19,151

(a)See the 2020 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2021, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of March 31, 2021, the undrawn availability under the 2016 Revolver was $4.4 billion.
(e)Both the 2016 Revolver and 2016 Term Loan A bear interest, at our option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.125% to 0.350%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver.
(f)Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of March 31, 2021, the Company had net issuances of $40 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(g)In February 2021, the Company issued $3.25 billion aggregate principal amount of senior unsecured notes ("February 2021 Senior Notes"), which consisted of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July 2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041. The Company used the net proceeds from the February 2021 Senior Notes offering to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2021, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,	Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2021	2022	2023	2024	2025	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities	$161	$155	$1,988	$2,187	$525	$15,032	$20,048	$(176)	$19,872
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended March 31, 2021.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
5.250% Senior Notes	$1,650	$1,789	$(143)
Total	$1,650	$1,789	$(143)

(a)Exclusive of accrued interest.
(b)Inclusive of the write off of respective deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense on debt obligations	$167	$174
Amortization of deferred financing costs and adjustments on long-term debt	6	5
Capitalized interest	(3)	(4)
Total	$170	$175

5.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$254	$254	$232	$232
Restricted cash, current and non-current	1	184	184	149	149
Liabilities:
Total debt and other obligations	2	19,872	20,718	19,280	21,302
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2020, there have been no changes in the Company's valuation techniques used to measure fair values.

6.Income Taxes
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
For the three months ended March 31, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
See also note 12 for a discussion of the Company's agreement in principle with the Australian Taxation Office ("ATO").

7.Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2021 and 2020, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, as applicable, as determined under the if-converted method.

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$121	$185
Dividends on preferred stock	—	(28)
Income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$121	$157

Income (loss) from discontinued operations, net of tax	$(63)	$—
Net income (loss) attributable to CCIC common stockholders	$58	$157

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	432	416
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	2
Diluted weighted-average number of common shares outstanding	433	418

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.28	$0.38
Income (loss) from discontinued operations, basic	(0.15)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.13	$0.38
Income (loss) from continuing operations, diluted	$0.28	$0.38
Income (loss) from discontinued operations, diluted	(0.15)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.13	$0.38

Dividends/distributions declared per share of common stock	$1.33	$1.20
Dividends/distributions declared per share of preferred stock	$—	$17.1875
During the three months ended March 31, 2021, the Company granted one million restricted stock units to the Company's executives and certain other employees pursuant to its 2013 Long-Term Incentive Plan.
For the three months ended March 31, 2020, approximately 14.5 million common share equivalents related to the previously outstanding 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of March 31, 2020.

8.Commitments and Contingencies
Shareholder Litigation
In February and March 2020, putative securities class action suits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current officers. The lawsuits were filed on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations concern allegedly false or misleading statements or other alleged failures to disclose information about the Company's business, operations and prospects. The plaintiffs seek monetary damages and the award of the plaintiffs' costs and expenses incurred. In December 2020, the cases were consolidated as In re Crown Castle International Corp. Securities Litigation, No. 2:20-cv-02156 in the United States District Court for the District of New Jersey. The Company is currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. The Company believes the putative class action is without merit and intends to defend itself vigorously.
During the quarter ended June 30, 2020, derivative lawsuits were filed in the United States District Court for the District of Delaware, against the Company's then-current directors and certain of its current officers and the Company as a nominal defendant. Each complaint alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements. The derivative plaintiffs seek, among other things, unspecified monetary damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief is sought against the Company itself. In June 2020, the derivative lawsuits were consolidated as In re Crown Castle International Corp. Derivative Litigation, C.A. No. 20-00606-MN in the United States District Court for the District of Delaware. The consolidated derivative action is currently stayed pending the resolution of any motion to dismiss In re Crown Castle International Corp. Securities Litigation in the United States District Court for the District of New Jersey.
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

9.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2021, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common Stock	February 18, 2021	March 15, 2021	March 31, 2021	$1.33	$581	(a)

(a)Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2021, the Company purchased 0.4 million shares of its common stock utilizing $67 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
2018 "At-the-Market" Stock Offering Program

The Company previously maintained an "at-the-market" stock offering program through which it had the right to issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2018 ATM Program"). The Company terminated its previously outstanding 2018 ATM Program in March 2021 with the entire gross sales price of $750 million remaining unsold.
2021 "At-the-Market" Stock Offering Program
In March 2021, the Company established a new "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2021 ATM Program"). Sales under the 2021 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to the Company's specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2021 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2021 ATM Program.

10.Operating Segments
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
The following tables set forth the Company's segment operating results for the three months ended March 31, 2021 and 2020. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$895	$474		$1,369	$867	$443		$1,310
Segment services and other revenues	111	5		116	108	3		111
Segment revenues	1,006	479		1,485	975	446		1,421
Segment site rental cost of operations	212	161		373	214	152		366
Segment services and other cost of operations	76	3		79	95	2		97
Segment cost of operations(a)(b)	288	164		452	309	154		463
Segment site rental gross margin	683	313		996	653	291		944
Segment services and other gross margin	35	2		37	13	1		14
Segment selling, general and administrative expenses(b)	25	45		70	24	51		75
Segment operating profit (loss)	693	270		963	642	241		883
Other selling, general and administrative expenses			$66	66			$70	70
Stock-based compensation expense			33	33			36	36
Depreciation, amortization and accretion			408	408			399	399
Interest expense and amortization of deferred financing costs			170	170			175	175
Other (income) expenses to reconcile to income (loss) before income taxes(c)			158	158			13	13
Income (loss) before income taxes				$128				$190
Capital expenditures	$51	$237	$14	$302	$105	$328	$14	$447
Total assets (at period end)	$22,080	$15,771	$901	$38,752	$22,234	$15,520	$862	$38,616

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation of $5 million and $6 million for the three months ended March 31, 2021 and 2020, respectively, and (2) prepaid lease purchase price adjustments of $5 million for both of the three months ended March 31, 2021 and 2020. Selling, general and administrative expenses exclude stock-based compensation expense of $28 million and $30 million for the three months ended March 31, 2021 and 2020, respectively.
(c)See condensed consolidated statement of operations for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$137	$135
Interest paid	259	223
Income taxes paid	—	1
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	132	133
Increase (decrease) in accounts payable for purchases of property and equipment	(18)	(18)
Purchase of property and equipment under finance leases and installment purchases	4	5

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$254	$232
Restricted cash, current	179	144
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$438	$381

12.Subsequent Events
On April 26, 2021, the Company entered into an agreement in principle with the ATO to pay approximately $63 million (A$83 million) to settle the previously-disclosed outstanding audit of the Australian tax consequences of the Company’s 2015 sale of Crown Castle Australia Holdings Pty Ltd ("CCAL"), formerly a 77.6% owned Australian subsidiary of the Company ("ATO Settlement"). The sale of CCAL generated approximately $1.2 billion in net proceeds to the Company, and resulted in a gain from the disposal of discontinued operations of $979 million for the year ended December 31, 2015.
The ATO Settlement was reflected in the condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2021. The Company recognized the ATO settlement as a charge within discontinued operations in its condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2021, as this amount represents a reduction to the gain from the disposal of discontinued operations previously reported during the year ended December 31, 2015. Additionally, the ATO Settlement was recorded within "Other accrued liabilities" on the Company’s condensed consolidated balance sheet as of March 31, 2021.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2020 Form 10-K.

General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including approximately (1) 40,000 towers and (2) 80,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 92% of our first quarter 2021 consolidated net revenues. Our Towers segment and Fiber segment accounted for 65% and 35%, respectively, of our first quarter 2021 site rental revenues. Within our Fiber segment, 70% and 30% of our first quarter 2021 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
Highlights of Business Fundamentals and Results
•We operate as a REIT for U.S. federal income tax purposes
◦As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our taxable income that is distributed to our stockholders.
◦To remain qualified and taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain).
◦See note 6 to our condensed consolidated financial statements for further discussion of our REIT status.
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
•Substantially all of our communications infrastructure can accommodate additional tenancy, either as currently constructed or with appropriate modifications.
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦Discretionary capital expenditures of $285 million for the three months ended March 31, 2021, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Initial terms of five to 15 years for site rental revenues derived from wireless tenants, with contractual escalations and multiple renewal periods, exercisable at the option of the tenant, of five to 10 years each.
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

•Majority of our revenues from large wireless carriers
◦Approximately 75% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless for the three months ended March 31, 2021.
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
•Minimal sustaining capital expenditure requirements
◦Sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2021, our outstanding debt has a weighted-average interest rate of 3.1% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our Tower Revenue Notes).
◦91% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2021, we have completed the following financing activities (see notes 4 and 9 to our condensed consolidated financial statements)
◦In February 2021, we issued $3.25 billion aggregate principal amount of senior unsecured notes ("February 2021 Senior Notes"), which consisted of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July 2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041. We used the net proceeds from the February 2021 Senior Notes offering to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A.
◦In March 2021, we terminated the previously outstanding 2018 ATM Program and established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million.
•Significant cash flows from operations
◦Net cash provided by operating activities was $584 million for the three months ended March 31, 2021.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the first quarter of 2021, we paid a common stock dividend of $1.33 per share, totaling approximately $588 million.
◦We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.32 per share, or an aggregate amount of approximately $2.3 billion.
◦Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 9 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
Outlook Highlights
The following are certain highlights of our full year 2021 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2020, our full year 2021 site rental revenue will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
•We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for 2021 based on the anticipated returns on such discretionary investments. We expect that our discretionary capital expenditures in 2021 will decrease when compared to 2020 as a result of both (1) the completion of certain fiber expansion projects in 2020 and (2) an expected higher proportion of small cell capital expenditures associated with less capital-intensive tenant additions.

•We also expect sustaining capital expenditures to remain approximately 2% of net revenues for full year 2021, consistent with historical annual levels.
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure the viability of communications networks, which are essential to public health and safety. To date, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures include requiring work-from-home arrangements for a large portion of our workforce, imposing travel restrictions for our employees where practicable, canceling physical participation in meetings, events and conferences, forming an internal committee to monitor and implement procedures for the return of our workforce to an office setting, and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants, business partners and stockholders.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the three months ended March 31, 2021. Given the Company’s access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2020 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2020 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to net income.
Our operating segments consist of (1) Towers and (2) Fiber. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.

Highlights of our results of operations for the three months ended March 31, 2021 and 2020 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$895	$867	+$28	+3%
Fiber site rental revenues	$474	$443	+$31	+7%
Total site rental revenues	$1,369	$1,310	+$59	+5%
Segment site rental gross margin:
Towers site rental gross margin(a)	$683	$653	+$30	+5%
Fiber site rental gross margin(a)	$313	$291	+$22	+8%
Services and other gross margin:
Towers services and other gross margin(a)	$35	$13	+$22	+169%
Fiber services and other gross margin(a)	$2	$1	+$1	+100%
Segment operating profit:
Towers operating profit(a)	$693	$642	+$51	+8%
Fiber operating profit(a)	$270	$241	+$29	+12%
Income from continuing operations	$121	$185	$(64)	(35)%
Net income attributable to CCIC stockholders	$58	$185	$(127)	(69)%
Adjusted EBITDA(b)	$897	$814	+$83	+10%

(a)See note 10 to our condensed consolidated financial statements and "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $59 million, or 5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$1,310
~$99
~$23
~$1
~$(40)
~$(24)
$1,369
Q1 2020 QTD Site Rental Revenues
Plus: New Leasing Activity(a)
Plus: Cash Escalations
Plus: Acquisitions(b)
Less: Non-Renewals
Less: Straight-Line Adjustment
Q1 2021 QTD Site Rental Revenues

(a)Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first quarter of 2021 were $895 million and increased by $28 million, or 3%, from $867 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2021 were $474 million and increased by $31 million, or 7%, from $443 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from the first quarter of 2020 to the first quarter of 2021 was related to the previously-mentioned 3% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 7% increase in Fiber site rental revenues.
Towers services and other gross margin was $35 million for the first quarter of 2021 and increased by $22 million from $13 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first quarter of 2021were $164 million and decreased by $11 million, or 6%, from $175 million during the same period in the prior year. The decrease in selling, general and administrative expenses was primarily due to, among other factors, our fourth quarter 2020 reduction in force (as discussed in our 2020 Form 10-K).
Towers operating profit for the first quarter of 2021 increased by $51 million, or 8%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit for the first quarter of 2021 increased by $29 million, or 12%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Interest expense and amortization of deferred financing costs were $170 million for the first quarter of 2021 and decreased by $5 million, or 3%, from $175 million during the same period in the prior year. The decrease predominately resulted from a reduction in the variable interest rate on our 2016 Term Loan A and 2016 Revolver due to a lower LIBOR, partially offset by the impact of a corresponding increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $143 million during the first quarter of 2021. See note 4 to our condensed consolidated financial statements.
For the first quarter of 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2020 Form 10-K.
Income from continuing operations was $121 million during the first quarter of 2021 compared to $185 million during the first quarter of 2020. The decrease was predominately due to the previously-mentioned losses on retirement of long-term obligations, which was partially offset by growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.
Loss from discontinued operations, net of tax, was $63 million during the first quarter of 2021 due to the ATO Settlement. See notes 6 and 12 to our condensed consolidated financial statements.

Net income attributable to CCIC stockholders was $58 million during the first quarter of 2021 compared to $185 million during the first quarter of 2020. The decrease was due to the previously-mentioned decrease in income from continuing operations and loss from discontinued operations, net of tax.
Adjusted EBITDA increased $83 million, or 10%, from the first quarter of 2020 to the first quarter of 2021, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both net cash generated by operating activities and cash available from financing capacity, such as the use of our undrawn availability from the 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2021 ATM Program.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also our 2020 Form 10-K.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2021. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$438
Undrawn 2016 Revolver availability(b)	4,387
Debt and other long-term obligations (current and non-current)(c)	19,872
Total equity	8,923

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See the 2020 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes.
(c)See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt service obligations of $159 million (principal payments), (2) cumulative common stock dividend payments expected to be at least $5.32 per share, or an aggregate amount of approximately $2.3 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2021	2020	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$584	$653	$(69)
Investing activities	(311)	(468)	157
Financing activities	(217)	(50)	(167)
Net increase (decrease) in cash, cash equivalents, and restricted cash	56	135	(79)
Effect of exchange rate changes on cash	1	(1)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$57	$134	$(77)
Operating Activities
Net cash provided by operating activities of $584 million for the first three months of 2021 decreased by $69 million, or 11%, compared to the first three months of 2020, due primarily to the growth in our core business, which was fully offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $311 million for the first three months of 2021 decreased by $157 million, or 34%, from the first three months of 2020 primarily as a result of decreased discretionary capital expenditures in both our Towers and Fiber segment.

Capital Expenditures
Our capital expenditures are categorized as discretionary, integration or sustaining as described below.
•Discretionary capital expenditures are made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. They primarily consist of expansion or development of communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants) and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relate to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically varies based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete). Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
•Sustaining capital expenditures consist of those capital expenditures not otherwise categorized as discretionary capital expenditures, such as (1) maintenance capital expenditures on our communications infrastructure assets that enable our tenants' ongoing quiet enjoyment of the communications infrastructure and (2) ordinary corporate capital expenditures.
Capital expenditures for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended
(In millions of dollars)	March 31, 2021				March 31, 2020
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$14	$—	$—	$14	$13	$—	$—	$13
Communications infrastructure improvements and other capital projects(a)	35	225	11	271	87	319	7	413
Sustaining	2	12	3	17	5	9	7	21
Total	$51	$237	$14	$302	$105	$328	$14	$447

(a)Towers segment includes $18 million and $42 million of capital expenditures incurred during the three months ended March 31, 2021 and 2020, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the completion of certain large fiber expansion projects during 2020 as well as the timing of Towers tenant activity during the first three months of 2021 compared to the same period in 2020. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2021 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.32 per share over the next 12 months, or an aggregate amount of approximately $2.3 billion); (2) purchasing our common stock; or (3) purchasing, repaying, or redeeming our debt. See notes 4 and 9 to our condensed consolidated financial statements.
Net cash used for financing activities of $217 million for the first three months of 2021 increased by $167 million from the first three months of 2020 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common and preferred stock dividend payments and purchases of common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 9 to our condensed consolidated financial statements for further information.

In February 2021, we issued $3.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A. See note 4 to our condensed consolidated financial statements.
Credit Facility. The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of April 29, 2021, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. As of April 29, 2021, there was $408 million outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" for further discussion of our recent issuances, purchases, redemption and repayments of debt.
Common Stock Activity. See note 9 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
ATM Program. We previously maintained a 2018 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. In March 2021, we terminated the formerly outstanding 2018 ATM Program.
In March 2021, we established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2021 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2021 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2021 ATM Program. See note 9 to our condensed consolidated financial statements for further information regarding our 2021 ATM Program.
Debt Covenants. Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2020 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The critical accounting policies and estimates for 2021 are not intended to be a comprehensive list of our accounting policies and estimates. Our critical accounting policies and estimates as of December 31, 2020 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2020 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements.
See note 2 to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted.
See note 2 to our condensed consolidated financial statements.
Non-GAAP and Segment Financial Measures
We use earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to income (loss) from continuing operations computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of income (loss) from continuing operations.
We define Adjusted EBITDA as income (loss) from continuing operations plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below.

(In millions of dollars)	Three Months Ended March 31,
	2021	2020(b)
Income (loss) from continuing operations	$121	$185
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	3	4
Acquisition and integration costs	—	5
Depreciation, amortization and accretion	408	399
Amortization of prepaid lease purchase price adjustments	5	5
Interest expense and amortization of deferred financing costs	170	175
(Gains) losses on retirement of long-term obligations	143	—
Interest income	(1)	(1)
Other (income) expense	8	—
(Benefit) provision for income taxes	7	5
Stock-based compensation expense	33	36
Adjusted EBITDA(a)	$897	$814

(a)The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
(b)The components in this column do not sum to the total due to rounding.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2020 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.
Interest Rate Risk
Our interest rate risk as of March 31, 2021 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our existing debt ($20.0 billion outstanding at March 31, 2021 and $19.4 billion at December 31, 2020);
•our $1.9 billion and $2.8 billion of floating rate debt at March 31, 2021 and December 31, 2020, respectively, which represented approximately 9% and 15% of our total debt, as of March 31, 2021 and December 31, 2020, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2021, we had $1.9 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2021. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2020 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$33	$38	$1,783	$778	$525	$15,032	$18,189	$18,859
Average interest rate(b)(c)(d)	4.3%	4.4%	3.6%	3.3%	1.5%	4.0%	3.9%
Variable rate(e)	$128	$117	$205	$1,409	$—	$—	$1,859	$1,859
Average interest rate(e)	1.0%	1.4%	1.8%	2.4%	—%	—%	2.2%

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
(c)The average interest rate represents the weighted-average stated coupon rate (see footnote (d)).
(d)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2042 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2020 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $815 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)Predominately relates to our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2024.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See the disclosure in note 8 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q.

ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in our 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	407	164.90	—	—
March 1 - March 31, 2021	2	151.04	—	—
Total	409	$164.84	—	—
We paid $67 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Amended and Restated By-Laws of Crown Castle International Corp. dated February 21, 2019	10-K	001-16441	February 25, 2019	3.3
4.1	Fifth Supplemental Indenture dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 16, 2021	4.1
10.1	Crown Castle International Corp. 2021 Executive Management Team Annual Incentive Plan	8-K	001-16441	February 18, 2021	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 3, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)