Form 10-Q
period 2021-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2021-08-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

8020 Katy Freeway, Houston, Texas 77024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at August 3, 2021: 432,196,350

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) expectations regarding non-renewals of tenant contracts, (16) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (17) the potential impact of novel coronavirus (COVID-19) pandemic and office re-

opening plans and (18) the outcome of outstanding litigation. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$339	$232
Restricted cash	181	144
Receivables, net	434	431
Prepaid expenses	148	95
Other current assets	227	202
Total current assets	1,329	1,104
Deferred site rental receivables	1,425	1,408
Property and equipment, net of accumulated depreciation of $11,365 and $10,803, respectively	15,178	15,162
Operating lease right-of-use assets	6,618	6,464
Goodwill	10,078	10,078
Other intangible assets, net	4,222	4,433
Other assets, net	123	119
Total assets	$38,973	$38,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219	$230
Accrued interest	179	199
Deferred revenues	805	704
Other accrued liabilities	406	378
Current maturities of debt and other obligations	71	129
Current portion of operating lease liabilities	338	329
Total current liabilities	2,018	1,969
Debt and other long-term obligations	20,014	19,151
Operating lease liabilities	5,963	5,808
Other long-term liabilities	2,265	2,379
Total liabilities	30,260	29,307
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: June 30, 2021—432 and December 31, 2020—431	4	4
Additional paid-in capital	17,951	17,933
Accumulated other comprehensive income (loss)	(2)	(4)
Dividends/distributions in excess of earnings	(9,240)	(8,472)
Total equity	8,713	9,461
Total liabilities and equity	$38,973	$38,768

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Site rental	$1,425	$1,319	$2,794	$2,629
Services and other	158	121	274	232
Net revenues	1,583	1,440	3,068	2,861
Operating expenses:
Costs of operations(a):
Site rental	389	378	770	752
Services and other	105	108	186	207
Selling, general and administrative	169	164	333	339
Asset write-down charges	6	3	9	7
Acquisition and integration costs	1	2	1	7
Depreciation, amortization and accretion	408	402	816	801
Total operating expenses	1,078	1,057	2,115	2,113
Operating income (loss)	505	383	953	748
Interest expense and amortization of deferred financing costs	(161)	(178)	(330)	(353)
Gains (losses) on retirement of long-term obligations	(1)	—	(144)	—
Interest income	1	1	1	2
Other income (expense)	(5)	—	(12)	—
Income (loss) before income taxes	339	206	468	397
Benefit (provision) for income taxes	(6)	(6)	(13)	(11)
Income (loss) from continuing operations	333	200	455	386
Discontinued operations (see note 6):
Net gain (loss) from disposal of discontinued operations, net of tax	1	—	(62)	—
Income (loss) from discontinued operations, net of tax	1	—	(62)	—
Net income (loss) attributable to CCIC stockholders	334	200	393	386
Dividends/distributions on preferred stock	—	(28)	—	(57)
Net income (loss) attributable to CCIC common stockholders	$334	$172	$393	$329
Net income (loss)	$334	$200	$393	$386
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—	2	(1)
Total other comprehensive income (loss)	1	—	2	(1)
Comprehensive income (loss) attributable to CCIC stockholders	$335	$200	$395	$385
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.77	$0.41	$1.05	$0.79
Income (loss) from discontinued operations, basic	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.77	$0.41	$0.91	$0.79
Income (loss) from continuing operations, diluted	$0.77	$0.41	$1.04	$0.79
Income (loss) from discontinued operations, diluted	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.77	$0.41	$0.90	$0.79
Weighted-average common shares outstanding:
Basic	432	417	432	416
Diluted	434	419	434	418

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$455	$386
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	816	801
(Gains) losses on retirement of long-term obligations	144	—
Amortization of deferred financing costs and other non-cash interest, net	6	3
Stock-based compensation expense	67	75
Asset write-down charges	9	7
Deferred income tax (benefit) provision	3	2
Other non-cash adjustments, net	14	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(20)	13
Increase (decrease) in accounts payable	7	(41)
Increase (decrease) in other liabilities	(43)	55
Decrease (increase) in receivables	(3)	157
Decrease (increase) in other assets	(84)	(51)
Net cash provided by (used for) operating activities	1,371	1,409
Cash flows from investing activities:
Capital expenditures	(609)	(861)
Payments for acquisitions, net of cash acquired	(15)	(16)
Other investing activities, net	8	(13)
Net cash provided by (used for) investing activities	(616)	(890)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,985	3,733
Principal payments on debt and other long-term obligations	(1,038)	(53)
Purchases and redemptions of long-term debt	(1,789)	—
Borrowings under revolving credit facility	580	1,340
Payments under revolving credit facility	(870)	(1,865)
Net issuances (repayments) under commercial paper program	(210)	(155)
Payments for financing costs	(39)	(38)
Purchases of common stock	(68)	(74)
Dividends/distributions paid on common stock	(1,163)	(1,014)
Dividends/distributions paid on preferred stock	—	(57)
Net cash provided by (used for) financing activities	(612)	1,817
Net increase (decrease) in cash, cash equivalents, and restricted cash	143	2,336
Effect of exchange rate changes	1	(1)
Cash, cash equivalents, and restricted cash at beginning of period	381	338
Cash, cash equivalents, and restricted cash at end of period	$525	$2,673

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2021	432	$4	—	$—	$17,917	$(3)	$(8,995)	$8,923
Stock-based compensation related activity, net of forfeitures	—	—	—	—	35	—	—	35
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	—	—	(579)	(579)
Net income (loss)	—	—	—	—	—	—	334	334
Balance, June 30, 2021	432	$4	—	$—	$17,951	$(2)	$(9,240)	$8,713

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2020	417	$4	2	$—	$17,835	$(6)	$(7,712)	$10,121
Stock-based compensation related activity, net of forfeitures	—	—	—	—	38	—	—	38
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(504)	(504)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	—	—	—	200	200
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	—	$—	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	—	—	86	—	—	86
Purchases and retirement of common stock	—	—	—	—	(68)	—	—	(68)
Other comprehensive income (loss)(a)	—	—	—	—	—	2	—	2
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,161)	(1,161)
Net income (loss)	—	—	—	—	—	—	393	393
Balance, June 30, 2021	432	$4	—	$—	$17,951	$(2)	$(9,240)	$8,713

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	91	—	—	91
Purchases and retirement of common stock	—	—	—	—	(74)	—	—	(74)
Other comprehensive income (loss)(b)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,008)	(1,008)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(57)	(57)
Net income (loss)	—	—	—	—	—	—	386	386
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2021, the condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2021 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $174 million included in "Other current assets" and non-current amounts of $1.4 billion included in "Deferred site rental receivables" as of June 30, 2021. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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
Additional information on revenues
As of both January 1, 2021 and June 30, 2021, $2.8 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet. During the six months ended June 30, 2021, approximately $315 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue. During the six months ended June 30, 2020, approximately $300 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2021.

	Six Months Ending December 31,	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contracted amounts(a)	$2,254	$4,377	$3,841	$3,341	$3,223	$15,254	$32,290

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2021.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2021		Balance as of December 31, 2020	Stated Interest Rate as of June 30, 2021(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$998		$997	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		57		60	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)(h)	299		299	3.2%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	249		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	696		695	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	744		743	4.2%
Finance leases and other obligations	Various		Various	(c)	248		236	Various	(c)
Total secured debt					$3,291		$3,278
2016 Revolver	Jan. 2016		June 2026	(i)	$—	(d)	$290	N/A	(e)
2016 Term Loan A	Jan. 2016		June 2026	(g)(i)	1,237		2,252	1.2%	(e)
Commercial Paper Notes	June 2021	(f)	July 2021	(f)(g)(h)	75	(f)	285	0.3%
5.250% Senior Notes	Oct. 2012		Jan. 2023	(g)	—		1,646	5.3%
3.150% Senior Notes	Jan. 2018		July 2023		747		746	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		746		745	3.2%
1.350% Senior Notes	June 2020		July 2025		495		494	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		895		894	4.5%
3.700% Senior Notes	May 2016		June 2026		746		745	3.7%
1.050% Senior Notes	Feb. 2021		July 2026	(g)	989		—	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		496	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		994		994	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		991		991	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		593		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		544		544	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		737		737	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,088		1,088	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031	(g)	987		—	2.1%
2.500% Senior Notes	June 2021		July 2031	(h)	739		—	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041	(g)	1,232		—	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		489	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		889		889	3.3%
Total unsecured debt					$16,794		$16,002
Total debt and other obligations					20,085		19,280
Less: current maturities and short-term debt and other current obligations					71		129
Non-current portion of long-term debt and other long-term obligations					$20,014		$19,151

(a)See the 2020 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2021, the Tower Revenue Notes have principal amounts of $300 million, $250 million, $700 million and $750 million, with anticipated repayment dates in 2022, 2023, 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of June 30, 2021, the undrawn availability under the 2016 Revolver was $5.0 billion.

(e)Both the 2016 Revolver and 2016 Term Loan A bear interest, at our option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See note (i) for information regarding (1) potential adjustments to such percentages and (2) LIBOR transition provisions.
(f)Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of June 30, 2021, the Company had net issuances of $75 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
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
(h)In June 2021, the Company issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes offering (1) to repay outstanding indebtedness under the CP Program and (2) for general corporate purposes. In July 2021, the Company used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1. See note 12 for further discussion regarding the use of proceeds in July 2021.
(i)In June 2021, the Company entered into an amendment to the Credit Facility that provided for, among other things, (1) the extension of the maturity date of the Credit Facility from June 2024 to June 2026, (2) reductions to the interest rate spread and unused commitment fee percentage upon meeting specified annual sustainability targets and increases to the interest rate spread and unused commitment fee percentage upon the failure to meet specified annual sustainability thresholds and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. With respect to the specified annual sustainability targets, the applicable interest rate spread is subject to an upward or downward adjustment of up to 0.05% and the unused commitment fee is subject to an upward or downward revision of up to 0.01% if the Company achieves, or fails to achieve, certain specified targets.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2021, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,		Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2021		2022	2023	2024	2025	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities(a)	$113	(b)	$71	$1,838	$842	$635	$16,767	$20,266	$(181)	$20,085

(a)Inclusive of the previously outstanding Tower Revenue Notes, Series 2015-1, which were repaid in July 2021. See note 12 for further discussion regarding the July repayment of previously outstanding debt.
(b)Predominately consists of outstanding indebtedness under the CP Program. Such amounts may be issued, repaid or re-issued from time to time.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2021.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
5.250% Senior Notes	$1,650	$1,789	$(143)
2016 Term Loan A	—	—	(1)
Total	$1,650	$1,789	$(144)

(a)Exclusive of accrued interest.
(b)Inclusive of the write off of respective deferred financing costs.

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$157	$176	$324	$350
Amortization of deferred financing costs and adjustments on long-term debt	7	6	13	11
Capitalized interest	(3)	(4)	(7)	(8)
Total	$161	$178	$330	$353

5.Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$339	$339	$232	$232
Restricted cash, current and non-current	1	186	186	149	149
Liabilities:
Total debt and other obligations	2	20,085	21,375	19,280	21,302
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
For the six months ended June 30, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
On April 26, 2021, the Company entered into an agreement in principle with the ATO to pay approximately $63 million (A$83 million) to settle the previously disclosed outstanding audit of the Australian tax consequences of the Company’s 2015 sale of Crown Castle Australia Holdings Pty Ltd ("CCAL"), formerly a 77.6% owned Australian subsidiary of the Company ("ATO Settlement"). The sale of CCAL generated approximately $1.2 billion in net proceeds to the Company, and resulted in a gain from the disposal of discontinued operations of $979 million for the year ended December 31, 2015.
The Company previously recognized the ATO Settlement as a charge within discontinued operations in its condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2021, as this amount represented a reduction to the gain from the disposal of discontinued operations previously reported during the year ended December 31, 2015. The ATO Settlement is recorded within "Other accrued liabilities" on the Company’s condensed consolidated balance sheet as of June 30, 2021.
On June 16, 2021, the Company entered into a definitive settlement agreement with the ATO evidencing the ATO Settlement. On July 1, 2021, the Company paid approximately $62 million (A$83 million), based on the exchange rate in effect on that date, pursuant to the ATO Settlement, which will be reflected within discontinued operations in the Company's third quarter 2021 condensed consolidated statement of cash flows.

7.Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2021 and 2020, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, as applicable, as determined under the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$333	$200	$455	$386
Dividends on preferred stock	—	(28)	—	(57)
Income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$333	$172	$455	$329

Income (loss) from discontinued operations, net of tax	$1	$—	$(62)	$—
Net income (loss) attributable to CCIC common stockholders	$334	$172	$393	$329

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	432	417	432	416
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	2	2	2
Diluted weighted-average number of common shares outstanding	434	419	434	418

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.77	$0.41	$1.05	$0.79
Income (loss) from discontinued operations, basic	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.77	$0.41	$0.91	$0.79
Income (loss) from continuing operations, diluted	$0.77	$0.41	$1.04	$0.79
Income (loss) from discontinued operations, diluted	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.77	$0.41	$0.90	$0.79

Dividends/distributions declared per share of common stock	$1.33	$1.20	$2.66	$2.40
Dividends/distributions declared per share of preferred stock	$—	$17.1875	$—	$34.3750
During the six months ended June 30, 2021, the Company granted one million restricted stock units to the Company's executives and certain other employees pursuant to its 2013 Long-Term Incentive Plan.
For the six months ended June 30, 2020, approximately 14.5 million common share equivalents related to the previously outstanding 6.875% Mandatory Convertible Preferred Stock were excluded from the dilutive common shares because the impact of such conversion would be anti-dilutive, based on the Company's common stock price as of June 30, 2020.

8.Commitments and Contingencies
Shareholder Litigation
In February and March 2020, putative securities class action suits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current officers. The lawsuits were filed on behalf of investors that purchased or otherwise acquired stock of the Company between February 26, 2018 and February 26, 2020. The allegations concerned allegedly false or misleading statements or other alleged failures to disclose information about the Company's business, operations and prospects. The plaintiffs sought monetary damages and the award of the plaintiffs' costs and expenses incurred. In December 2020, the cases were consolidated as In re Crown Castle International Corp. Securities Litigation, No. 2:20-cv-02156 in the United States District Court for the District of New Jersey. On June 3, 2021, the lead plaintiffs filed a notice of voluntary dismissal of the lawsuit without prejudice, and, on June 14, 2021, the court entered an order effectuating that dismissal.
During the quarter ended June 30, 2020, derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company's then-current directors, certain of its current officers, and the Company as a nominal defendant. Each complaint alleged, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements. The derivative plaintiffs sought, among other things, unspecified monetary damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief was sought against the Company itself. In June 2020, the derivative lawsuits were consolidated as In re Crown Castle International Corp. Derivative Litigation, C.A. No. 20-00606-MN in the United States District Court for the District of Delaware. On July 27, 2021, the plaintiffs in the consolidated case filed a notice of voluntary dismissal of the lawsuit without prejudice, and on that same day, the court entered an order effectuating that dismissal.
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

9.Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2021, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 18, 2021	March 15, 2021	March 31, 2021	$1.33	$581
Common Stock	May 21, 2021	June 14, 2021	June 30, 2021	$1.33	$579

(a)Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See also note 12 for a discussion of the Company's common stock dividend declared in August 2021.
Purchases of the Company's Common Stock
For the six months ended June 30, 2021, the Company purchased 0.4 million shares of its common stock utilizing $68 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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

The following tables set forth the Company's segment operating results for the three and six months ended June 30, 2021 and 2020. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$952	$473		$1,425	$868	$451		$1,319
Segment services and other revenues	154	4		158	117	4		121
Segment revenues	1,106	477		1,583	985	455		1,440
Segment site rental cost of operations	221	161		382	218	150		368
Segment services and other cost of operations	100	3		103	104	2		106
Segment cost of operations(a)(b)	321	164		485	322	152		474
Segment site rental gross margin	731	312		1,043	650	301		951
Segment services and other gross margin	54	1		55	13	2		15
Segment selling, general and administrative expenses(b)	26	44		70	24	45		69
Segment operating profit (loss)	759	269		1,028	639	258		897
Other selling, general and administrative expenses			$70	70			$65	65
Stock-based compensation expense			34	34			37	37
Depreciation, amortization and accretion			408	408			402	402
Interest expense and amortization of deferred financing costs			161	161			178	178
Other (income) expenses to reconcile to income (loss) before income taxes(c)			16	16			9	9
Income (loss) before income taxes				$339				$206
Capital expenditures	$63	$235	$10	$308	$92	$310	$12	$414
Total assets (at period end)	$22,207	$15,771	$995	$38,973	$22,200	$15,616	$3,085	$40,901

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation of $5 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, and (2) prepaid lease purchase price adjustments of $4 million for both of the three months ended June 30, 2021 and 2020. Selling, general and administrative expenses exclude stock-based compensation expense of $29 million and $30 million for the three months ended June 30, 2021 and 2020, respectively.
(c)See condensed consolidated statement of operations for further information.

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,847	$947		$2,794	$1,735	$894		$2,629
Segment services and other revenues	265	9		274	225	7		232
Segment revenues	2,112	956		3,068	1,960	901		2,861
Segment site rental cost of operations	433	322		755	432	302		734
Segment services and other cost of operations	175	6		181	199	4		203
Segment cost of operations(a)(b)	608	328		936	631	306		937
Segment site rental gross margin	1,414	625		2,039	1,303	592		1,895
Segment services and other gross margin	90	3		93	26	3		29
Segment selling, general and administrative expenses(b)	51	89		140	48	96		144
Segment operating profit (loss)	1,453	539		1,992	1,281	499		1,780
Other selling, general and administrative expenses			$136	136			$135	135
Stock-based compensation expense			68	68			73	73
Depreciation, amortization and accretion			816	816			801	801
Interest expense and amortization of deferred financing costs			330	330			353	353
Other (income) expenses to reconcile to income (loss) before income taxes(c)			174	174			21	21
Income (loss) before income taxes				$468				$397
Capital expenditures	$114	$472	$23	$609	$197	$638	$26	$861

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation expense of $11 million and $13 million for the six months ended June 30, 2021 and 2020, respectively, and (2) prepaid lease purchase price adjustments of $9 million for both of the six months ended June 30, 2021 and 2020. Selling, general and administrative expenses exclude stock-based compensation expense of $57 million and $60 million for the six months ended June 30, 2021 and 2020, respectively.
(c)See condensed consolidated statement of operations for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$274	$268
Interest paid	344	337
Income taxes paid	13	1
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	324	260
Increase (decrease) in accounts payable for purchases of property and equipment	(16)	13
Purchase of property and equipment under finance leases and installment purchases	23	14

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$339	$232
Restricted cash, current	181	144
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$525	$381

12.Subsequent Events
June 2021 Senior Notes Offering Use of Proceeds
In July 2021, the Company used a portion of the net proceeds of the June 2021 Senior Notes offering to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1.
Common Stock Dividend
On August 5, 2021, the Company's board of directors declared a quarterly cash dividend of $1.33 per common share. The quarterly dividend will be payable on September 30, 2021 to common stockholders of record as of September 15, 2021.

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
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 90% of our second quarter 2021 consolidated net revenues. Our Towers segment and Fiber segment accounted for 67% and 33%, respectively, of our second quarter 2021 site rental revenues. Within our Fiber segment, 70% and 30% of our second quarter 2021 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦Discretionary capital expenditures of $573 million for the six months ended June 30, 2021, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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
◦Weighted-average remaining term of approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $32 billion of expected future cash inflows.

•Majority of our revenues from large wireless carriers
◦Approximately 74% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless for the six months ended June 30, 2021.
•Majority of land under our towers under long-term control
◦Approximately 90% of our Towers site rental gross margin and approximately 80% of our Towers site rental gross margin is derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represent approximately 40% of our Towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way.
•Minimal sustaining capital expenditure requirements
◦Sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see notes 4 and 12 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of June 30, 2021, after giving effect to the July 2021 repayment of the previously outstanding Tower Revenue Notes, Series 2015-1, our outstanding debt has a weighted-average interest rate of 3.2% and weighted-average maturity of approximately ten years (assuming anticipated repayment dates on our outstanding Tower Revenue Notes).
◦93% of our debt has fixed rate coupons, after giving effect to the July 2021 repayment of the previously outstanding Tower Revenue Notes, Series 2015-1.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2021, we have completed the following financing activities (see notes 4, 9 and 12 to our condensed consolidated financial statements)
◦In February 2021, we issued $3.25 billion aggregate principal amount of senior unsecured notes ("February 2021 Senior Notes"), which consisted of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July 2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041. We used the net proceeds from the February 2021 Senior Notes offering to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A.
◦In March 2021, we terminated the previously outstanding 2018 ATM Program and established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million.
◦In June 2021, we issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, we used a portion of the net proceeds of the June 2021 Senior Notes offering (1) to repay outstanding indebtedness under the CP Program and (2) for general corporate purposes. In July 2021, we used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1.
◦In June 2021, we entered into an amendment to the Credit Facility that provided for, among other things, (1) the extension of the maturity date of the Credit Facility from June 2024 to June 2026, (2) reductions to the interest rate spread and unused commitment fee percentage upon meeting specified annual sustainability targets and increases to the interest rate spread and unused commitment fee percentage upon the failure to meet specified annual sustainability thresholds and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee.
•Significant cash flows from operations
◦Net cash provided by operating activities was $1.4 billion for the six months ended June 30, 2021.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the second quarter of 2021, we paid a common stock dividend of $1.33 per share, totaling approximately $1.2 billion.
◦In August 2021, our board of directors declared a quarterly common stock dividend of $1.33 per share.
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
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure the viability of communications networks, which are essential to public health and safety. In response to the pandemic, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures included requiring work-from-home arrangements for a large portion of our workforce, imposing travel restrictions for our employees where practicable, canceling physical participation in meetings, events and conferences, forming an internal committee to monitor and implement procedures for the return of our workforce to an office setting, and other modifications to our business practices. We have begun allowing employees based in certain offices to return to the office environment, on a voluntary basis, and currently intend to re-open our offices in the third quarter of 2021. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities, as advised by public health officials or that we determine are in the best interests of our employees, tenants, business partners and stockholders.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the six months ended June 30, 2021. Given the Company’s access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."

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

Highlights of our results of operations for the three months ended June 30, 2021 and 2020 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$952	$868	+$84	+10%
Fiber site rental revenues	$473	$451	+$22	+5%
Total site rental revenues	$1,425	$1,319	+$106	+8%
Segment site rental gross margin:
Towers site rental gross margin(a)	$731	$650	+$81	+12%
Fiber site rental gross margin(a)	$312	$301	+$11	+4%
Segment services and other gross margin:
Towers services and other gross margin(a)	$54	$13	+$41	+315%
Fiber services and other gross margin(a)	$1	$2	$(1)	(50)%
Segment operating profit:
Towers operating profit(a)	$759	$639	+$120	+19%
Fiber operating profit(a)	$269	$258	+$11	+4%
Income from continuing operations	$333	$200	+$133	+67%
Net income attributable to CCIC stockholders	$334	$200	+$134	+67%
Adjusted EBITDA(b)	$958	$831	+$127	+15%

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
Site rental revenues grew $106 million, or 8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.

Towers site rental revenues for the second quarter of 2021 were $952 million and increased by $84 million, or 10%, from $868 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the second quarter of 2021 were $473 million and increased by $22 million, or 5%, from $451 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from the second quarter of 2020 to the second quarter of 2021 was related to the previously-mentioned 10% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 5% increase in Fiber site rental revenues.
Towers services and other gross margin was $54 million for the second quarter of 2021 and increased by $41 million from $13 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the second quarter of 2021were $169 million and increased by $5 million, or 3%, from $164 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business, partially offset by a decrease due to, among other factors, our fourth quarter 2020 reduction in force (as discussed in our 2020 Form 10-K).
Towers operating profit for the second quarter of 2021 increased by $120 million, or 19%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit for the second quarter of 2021 increased by $11 million, or 4%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Interest expense and amortization of deferred financing costs were $161 million for the second quarter of 2021 and decreased by $17 million, or 10%, from $178 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See notes 4 and 12 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
For the second quarter of 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2020 Form 10-K.
Income from continuing operations was $333 million during the second quarter of 2021 compared to $200 million during the second quarter of 2020. The increase was predominately related to growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.
Net income attributable to CCIC stockholders was $334 million during the second quarter of 2021 compared to $200 million during the second quarter of 2020. The increase was due to the previously-mentioned increase in income from continuing operations.
Adjusted EBITDA increased $127 million, or 15%, from the second quarter of 2020 to the second quarter of 2021, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.

Highlights of our results of operations for the six months ended June 30, 2021 and 2020 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,847	$1,735	+$112	+6%
Fiber site rental revenues	$947	$894	+$53	+6%
Total site rental revenues	$2,794	$2,629	+$165	+6%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,414	$1,303	+$111	+9%
Fiber site rental gross margin(a)	$625	$592	+$33	+6%
Segment services and other gross margin:
Towers services and other gross margin(a)	$90	$26	+$64	+246%
Fiber services and other gross margin(a)	$3	$3	—	—
Segment operating profit:
Towers operating profit(a)	$1,453	$1,281	+$172	+13
Fiber operating profit(a)	$539	$499	+$40	+8%
Income from continuing operations	$455	$386	+$69	+18%
Net income attributable to CCIC stockholders	$393	$386	+$7	+2%
Adjusted EBITDA(b)	$1,856	$1,645	+$211	+13%

(a)See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $165 million, or 6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.

Towers site rental revenues for the first six months of 2021 were $1.8 billion and increased by $112 million, or 6%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first six months of 2021 were $947 million and increased by $53 million, or 6%, from $894 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 6% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 6% increase in Fiber site rental revenues.
Towers services and other gross margin was $90 million for the first six months of 2021 and increased by $64 million from $26 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first six months of 2021 were $333 million and decreased by $6 million, or 2%, from $339 million during the same period in the prior year. The decrease in selling, general and administrative expenses was primarily due to, among other factors, our fourth quarter 2020 reduction in force (as discussed in our 2020 Form 10-K), partially offset by an increase related to the growth in our business.
Towers operating profit for the first six months of 2021 increased by $172 million, or 13%, from the prior year as a result of the previously-mentioned increase in Towers site rental gross margin as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit for the first six months of 2021 increased by $40 million, or 8%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was $816 million for the first six months of 2021 and increased by $15 million, or 2%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $330 million for the first six months of 2021 and decreased $23 million, or 7%, from $353 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See notes 4 and 12 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $144 million during the first six months of 2021. See note 4 to our condensed consolidated financial statements.
For the first six months of 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in our 2020 Form 10-K.
Income from continuing operations was $455 million for the first six months of 2021 compared to $386 million during the first six months of 2020. The increase was related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) the previously-mentioned increase in Towers services activity and (3) the previously-mentioned decrease in interest expense and amortization of deferred financing costs, partially offset by (1) the previously-mentioned losses on retirement of long-term obligations and (2) increase in depreciation, amortization and accretion.
Loss from discontinued operations, net of tax, was $62 million for the first six months of 2021 due to the ATO Settlement. See notes 6 and 12 to our condensed consolidated financial statements.

Net income attributable to CCIC stockholders was $393 million for the first six months of 2021 compared to $386 million during the first six months of 2020. The increase was due to the previously-mentioned increase in income from continuing operations, partially offset by the previously-mentioned loss from discontinued operations, net of tax.
Adjusted EBITDA increased $211 million, or 13%, from the first six months of 2020 to the first six months of 2021, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers service activity.

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

Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2021, after giving effect to the July 2021 repayment of the previously outstanding Tower Revenue Notes, Series 2015-1. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 4 and 12 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$225
Undrawn 2016 Revolver availability(b)	4,966
Debt and other long-term obligations (current and non-current)(c)	19,785
Total equity	8,712

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $146 million (Commercial Paper Notes and principal payments), (2) cumulative common stock dividend payments expected to be at least $5.32 per share, or an aggregate amount of approximately $2.3 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2021	2020	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,371	$1,409	$(38)
Investing activities	(616)	(890)	274
Financing activities	(612)	1,817	(2,429)
Net increase (decrease) in cash, cash equivalents, and restricted cash	143	2,336	(2,193)
Effect of exchange rate changes on cash	1	(1)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$144	$2,335	$(2,191)
Operating Activities
Net cash provided by operating activities of $1.4 billion for the first six months of 2021 decreased by $38 million, or 3%, compared to the first six months of 2020, due primarily to the growth in our core business, which was fully offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash used for investing activities of $616 million for the first six months of 2021 decreased by $274 million, or 31%, from the first six months of 2020 primarily as a result of decreased discretionary capital expenditures in both our Towers and Fiber segment.
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
Capital expenditures for the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended
(In millions of dollars)	June 30, 2021				June 30, 2020
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$35	$—	$—	$35	$30	$—	$—	$30
Communications infrastructure improvements and other capital projects(a)	73	449	16	538	158	614	15	787
Sustaining	6	23	7	36	9	24	11	44
Total	$114	$472	$23	$609	$197	$638	$26	$861

(a)Towers segment includes $33 million and $76 million of capital expenditures incurred during the six months ended June 30, 2021 and 2020, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the completion of certain large fiber expansion projects during 2020 as well as the timing of Towers tenant activity during the first six months of 2021 compared to the same period in 2020. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2021 capital expenditures.

Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.32 per share over the next 12 months, or an aggregate amount of approximately $2.3 billion); (2) purchasing our common stock; or (3) purchasing, repaying, or redeeming our debt. See notes 4, 9 and 12 to our condensed consolidated financial statements.
Net cash used for financing activities of $612 million for the first six months of 2021 increased by $2.4 billion from the first six months of 2020 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common and preferred stock dividend payments and purchases of common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 9 to our condensed consolidated financial statements for further information.
In February 2021, we issued $3.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A. See note 4 to our condensed consolidated financial statements.
In June 2021, we issued the June 2021 Senior Notes. In June 2021, we used a portion of the net proceeds of the June 2021 Senior Notes offering (1) to repay outstanding indebtedness under the CP Program and (2) for general corporate purposes. In July 2021, we used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1. See notes 4 and 12 to our condensed consolidated financial statements.
Credit Facility. In June 2021, we entered into an amendment to the Credit Facility that provided for, among other things, (1) the extension of the maturity date of the Credit Facility from June 2024 to June 2026, (2) reductions to the interest rate spread and unused commitment fee percentage upon meeting specified annual sustainability targets and increases to the interest rate spread and unused commitment fee percentage upon the failure to meet specified annual sustainability thresholds and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 3, 2021, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. As of August 3, 2021, there was $270 million outstanding under our CP Program.
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
Non-GAAP and Segment Financial Measures
We use earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), income (loss) from continuing operations, net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to income (loss) from continuing operations computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of income (loss) from continuing operations.
We define Adjusted EBITDA as income (loss) from continuing operations plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our income (loss) from continuing operations.

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$333	$200	$455	$386
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	6	3	9	7
Acquisition and integration costs	1	2	1	7
Depreciation, amortization and accretion	408	402	816	801
Amortization of prepaid lease purchase price adjustments	4	4	9	9
Interest expense and amortization of deferred financing costs	161	178	330	353
(Gains) losses on retirement of long-term obligations	1	—	144	—
Interest income	(1)	(1)	(1)	(2)
Other (income) expense	5	—	12	—
(Benefit) provision for income taxes	6	6	13	11
Stock-based compensation expense	34	37	68	73
Adjusted EBITDA(a)	$958	$831	$1,856	$1,645

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
Interest Rate Risk
Our interest rate risk as of June 30, 2021 relates primarily to the impact of interest rate movements on the following, after giving effect to the July 2021 repayment of the previously outstanding Tower Revenue Notes, Series 2015-1:
•the potential refinancing of our existing debt ($20.0 billion outstanding at June 30, 2021 and $19.4 billion at December 31, 2020);
•our $1.3 billion and $2.8 billion of floating rate debt at June 30, 2021 and December 31, 2020, respectively, which represented approximately 7% and 15% of our total debt, as of June 30, 2021 and December 31, 2020, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2021, we had $1.3 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2021, after giving effect to the July 2021 repayment of the previously outstanding Tower Revenue Notes, Series 2015-1. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4, 5 and 12 to our condensed consolidated financial statements and the 2020 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$22		$40	$1,784	$780	$527	$15,500	$18,653	$19,761
Average interest rate(b)(c)(d)	4.3%		4.4%	3.6%	3.3%	1.5%	3.9%	3.8%
Variable rate(e)	$91	(f)	$31	$54	$62	$108	$967	$1,313	$1,313
Average interest rate(e)	0.5%		1.3%	1.7%	2.1%	2.4%	2.5%	2.3%

(a)The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(b)The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $250 million, $700 million and $750 million, with anticipated repayment dates in 2023, 2025 and 2028, respectively.
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
(e)Predominately relates to our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2026.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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

ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in our 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2021	1	$175.24	—	—
May 1 - May 31, 2021	1	183.32	—	—
June 1 - June 30, 2021	2	197.09	—	—
Total	4	$186.46	—	—
We paid $0.7 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 5.    OTHER INFORMATION
On August 3, 2021, our board of directors ("Board") approved an amendment and restatement of our Amended and Restated By-laws (as so amended and restated, "By-laws"), effective immediately. The By-laws include the following changes:

•expand upon the advance notice and other procedural requirements relating to proposals submitted and director nominations made by stockholders (including, with respect to director nominations, through the exercise of proxy access rights), by adding certain disclosure and other requirements with respect to the proposing stockholder, proposed business (where applicable) and any director nominee;

•specify (1) CCIC's ability to conduct meetings by means of remote communication and the Board's ability to postpone, reschedule or cancel any meeting of stockholders, (2) the powers of the Meeting Chair (as defined in the By-Laws) to regulate conduct at any meeting of stockholders, (3) who may preside over Board and stockholder meetings, and (4) that only the Chair (as defined in the By-laws) or our Board may adjourn any meeting of stockholders;

•provide (1) how Board committee vacancies can be filled and (2) that special meetings of the Board may be held and changes to the By-laws may be made upon shorter notice than previously specified;

•designate the federal courts as the sole and exclusive forum for resolution of claims arising under the Securities Act of 1933, as amended, unless CCIC consents in writing to an alternative forum; and

•provide for emergency by-laws in accordance with the Delaware General Corporation Law.

The By-laws also include other technical, clarifying and conforming amendments throughout the By-laws. The foregoing summary is qualified in its entirety by reference to the By-laws, a copy of which is attached as Exhibit 3.2 and incorporated by reference herein.

ITEM 6.EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2*	Amended and Restated By-Laws of Crown Castle International Corp. dated August 3, 2021	—	—	—	—
4.1	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	June 29, 2021	4.1
10.1	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	August 6, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)