Form 10-Q
period 2021-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2021-11-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at November 2, 2021: 432,203,248

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year 2021 and 2022 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) expectations regarding non-renewals of tenant contracts, (16) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (17) the potential impact of novel coronavirus (COVID-19) pandemic and any measures taken with respect thereto and (18) the outcome of outstanding litigation. All future dividends are subject to declaration by our board of directors.

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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$357	$232
Restricted cash	180	144
Receivables, net	493	431
Prepaid expenses	120	95
Other current assets	182	202
Total current assets	1,332	1,104
Deferred site rental receivables	1,516	1,408
Property and equipment, net of accumulated depreciation of $11,660 and $10,803, respectively	15,174	15,162
Operating lease right-of-use assets	6,659	6,464
Goodwill	10,078	10,078
Other intangible assets, net	4,115	4,433
Other assets, net	130	119
Total assets	$39,004	$38,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$231	$230
Accrued interest	141	199
Deferred revenues	822	704
Other accrued liabilities	376	378
Current maturities of debt and other obligations	72	129
Current portion of operating lease liabilities	345	329
Total current liabilities	1,987	1,969
Debt and other long-term obligations	20,293	19,151
Operating lease liabilities	6,000	5,808
Other long-term liabilities	2,208	2,379
Total liabilities	30,488	29,307
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: September 30, 2021—432 and December 31, 2020—431	4	4
Additional paid-in capital	17,982	17,933
Accumulated other comprehensive income (loss)	(3)	(4)
Dividends/distributions in excess of earnings	(9,467)	(8,472)
Total equity	8,516	9,461
Total liabilities and equity	$39,004	$38,768

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Site rental	$1,451	$1,339	$4,245	$3,968
Services and other	167	147	441	379
Net revenues	1,618	1,486	4,686	4,347
Operating expenses:
Costs of operations(a):
Site rental	397	370	1,168	1,123
Services and other	115	117	301	324
Selling, general and administrative	167	154	500	493
Asset write-down charges	—	3	9	10
Acquisition and integration costs	—	2	1	9
Depreciation, amortization and accretion	413	406	1,229	1,207
Total operating expenses	1,092	1,052	3,208	3,166
Operating income (loss)	526	434	1,478	1,181
Interest expense and amortization of deferred financing costs	(163)	(168)	(493)	(521)
Gains (losses) on retirement of long-term obligations	(1)	(95)	(145)	(95)
Interest income	—	—	1	2
Other income (expense)	(4)	(3)	(16)	(3)
Income (loss) before income taxes	358	168	825	564
Benefit (provision) for income taxes	(7)	(5)	(20)	(16)
Income (loss) from continuing operations	351	163	805	548
Discontinued operations (see note 6):
Net gain (loss) from disposal of discontinued operations, net of tax	—	—	(62)	—
Income (loss) from discontinued operations, net of tax	—	—	(62)	—
Net income (loss) attributable to CCIC stockholders	351	163	743	548
Dividends/distributions on preferred stock	—	—	—	(57)
Net income (loss) attributable to CCIC common stockholders	$351	$163	$743	$491
Net income (loss)	$351	$163	$743	$548
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	2	1	1
Total other comprehensive income (loss)	(1)	2	1	1
Comprehensive income (loss) attributable to CCIC stockholders	$350	$165	$744	$549
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.81	$0.38	$1.86	$1.17
Income (loss) from discontinued operations, basic	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.81	$0.38	$1.72	$1.17
Income (loss) from continuing operations, diluted	$0.81	$0.38	$1.85	$1.17
Income (loss) from discontinued operations, diluted	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.81	$0.38	$1.71	$1.17
Weighted-average common shares outstanding:
Basic	432	427	432	420
Diluted	434	429	434	422

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$805	$548
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,229	1,207
(Gains) losses on retirement of long-term obligations	145	95
Amortization of deferred financing costs and other non-cash interest, net	9	4
Stock-based compensation expense	100	108
Asset write-down charges	9	10
Deferred income tax (benefit) provision	4	2
Other non-cash adjustments, net	18	4
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(59)	(46)
Increase (decrease) in accounts payable	16	(41)
Increase (decrease) in other liabilities	(57)	58
Decrease (increase) in receivables	(62)	141
Decrease (increase) in other assets	(102)	(20)
Net cash provided by (used for) operating activities	2,055	2,070
Cash flows from investing activities:
Capital expenditures	(892)	(1,238)
Payments for acquisitions, net of cash acquired	(27)	(86)
Other investing activities, net	8	(12)
Net cash provided by (used for) investing activities	(911)	(1,336)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,985	3,733
Principal payments on debt and other long-term obligations	(1,057)	(80)
Purchases and redemptions of long-term debt	(2,089)	(2,490)
Borrowings under revolving credit facility	580	2,140
Payments under revolving credit facility	(870)	(2,145)
Net issuances (repayments) under commercial paper program	380	(80)
Payments for financing costs	(43)	(38)
Purchases of common stock	(69)	(75)
Dividends/distributions paid on common stock	(1,738)	(1,531)
Dividends/distributions paid on preferred stock	—	(85)
Net cash provided by (used for) financing activities	(921)	(651)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	223	83
Discontinued operations (see note 6):
Net cash provided by (used for) operating activities	(62)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	(62)	—
Effect of exchange rate changes	—	—
Cash, cash equivalents, and restricted cash at beginning of period	381	338
Cash, cash equivalents, and restricted cash at end of period	$542	$421

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, June 30, 2021	432	$4	—	$—	$17,951	$(2)	$(9,240)	$8,713
Stock-based compensation related activity, net of forfeitures	—	—	—	—	32	—	—	32
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	—	—	(578)	(578)
Net income (loss)	—	—	—	—	—	—	351	351
Balance, September 30, 2021	432	$4	—	$—	$17,982	$(3)	$(9,467)	$8,516

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, June 30, 2020	417	$4	2	$—	$17,872	$(6)	$(8,044)	$9,826
Stock-based compensation related activity, net of forfeitures	—	—	—	—	33	—	—	33
Purchases and retirement of common stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	—	—	2	—	2
Common stock dividends/distributions(b)	—	—	—	—	—	—	(521)	(521)
Conversion of preferred stock to common stock	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	163	163
Balance, September 30, 2020	431	$4	—	$—	$17,904	$(4)	$(8,402)	$9,502

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	—	$—	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	—	—	118	—	—	118
Purchases and retirement of common stock	—	—	—	—	(69)	—	—	(69)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,738)	(1,738)
Net income (loss)	—	—	—	—	—	—	743	743
Balance, September 30, 2021	432	$4	—	$—	$17,982	$(3)	$(9,467)	$8,516

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	124	—	—	124
Purchases and retirement of common stock	—	—	—	—	(75)	—	—	(75)
Other comprehensive income (loss)(b)	—	—	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	—	—	(1,528)	(1,528)
Preferred stock dividends/distributions(b)	—	—	—	—	—	—	(57)	(57)
Conversion of preferred stock to common stock	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	548	548
Balance, September 30, 2020	431	$4	—	$—	$17,904	$(4)	$(8,402)	$9,502
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2021, the condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2021 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $125 million included in "Other current assets" and non-current amounts of $1.5 billion included in "Deferred site rental receivables" as of September 30, 2021. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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
Additional information on revenues
As of January 1, 2021 and September 30, 2021, $2.8 billion and $2.7 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on our condensed consolidated balance sheet, respectively. During the nine months ended September 30, 2021, approximately $455 million of the January 1, 2021 unrecognized revenue balance was recognized as revenue. During the nine months ended September 30, 2020, approximately $440 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2021.

	Three Months Ending December 31,	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contracted amounts(a)	$1,149	$4,472	$3,937	$3,426	$3,295	$15,576	$31,855

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2021.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2021		Balance as of December 31, 2020	Stated Interest Rate as of September 30, 2021(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$998		$997	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		55		60	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(h)	—		299	N/A
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)	249		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	696		695	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	744		743	4.2%
Finance leases and other obligations	Various		Various	(c)	240		236	Various	(c)
Total secured debt					$2,982		$3,278
2016 Revolver	Jan. 2016		June 2026	(i)	$—	(d)	$290	N/A	(e)
2016 Term Loan A	Jan. 2016		June 2026	(g)(i)	1,230		2,252	1.2%	(e)
Commercial Paper Notes	Sep. 2021	(f)	Oct. 2021	(f)(g)(h)	665	(f)	285	0.3%
5.250% Senior Notes	Oct. 2012		Jan. 2023	(g)	—		1,646	N/A
3.150% Senior Notes	Jan. 2018		July 2023		747		746	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		746		745	3.2%
1.350% Senior Notes	June 2020		July 2025		495		494	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		895		894	4.5%
3.700% Senior Notes	May 2016		June 2026		746		745	3.7%
1.050% Senior Notes	Feb. 2021		July 2026	(g)	990		—	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		496	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		994		994	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		992		991	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		593		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		544	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		738		737	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,089		1,088	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031	(g)	987		—	2.1%
2.500% Senior Notes	June 2021		July 2031	(h)	739		—	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041	(g)	1,232		—	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		489	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		889	3.3%
Total unsecured debt					$17,383		$16,002
Total debt and other obligations					20,365		19,280
Less: current maturities and short-term debt and other current obligations					72		129
Non-current portion of long-term debt and other long-term obligations					$20,293		$19,151

(a)See the 2020 Form 10-K, including note 7, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of September 30, 2021, the Tower Revenue Notes have principal amounts of $250 million, $700 million and $750 million, with anticipated repayment dates in 2023, 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of September 30, 2021, the undrawn availability under the 2016 Revolver was $5.0 billion.

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
(f)Notes under the CP Program may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of September 30, 2021, the Company had net issuances of $665 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
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
(h)In June 2021, the Company issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes offering (1) to repay outstanding Commercial Paper Notes and (2) for general corporate purposes. In July 2021, the Company used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1.
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
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2021, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,		Years Ending December 31,						Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2021		2022	2023	2024	2025	Thereafter	Total Cash Obligations
Scheduled principal payments and final maturities	$687	(a)	$71	$1,839	$843	$636	$16,464	$20,540	$(175)	$20,365

(a)Predominately consists of outstanding indebtedness under the CP Program. Such amounts may be issued, repaid or re-issued from time to time.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2021.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
5.250% Senior Notes	$1,650	$1,789	$(143)
2016 Term Loan A	—	—	(1)
Tower Revenue Notes - Series 2015-1	$300	$300	$(1)
Total	$1,950	$2,089	$(145)

(a)Exclusive of accrued interest.
(b)Inclusive of the write off of respective deferred financing costs.

Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$160	$167	$484	$517
Amortization of deferred financing costs and adjustments on long-term debt	6	6	19	17
Capitalized interest	(3)	(5)	(10)	(13)
Total	$163	$168	$493	$521

5.Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$357	$357	$232	$232
Restricted cash, current and non-current	1	185	185	149	149
Liabilities:
Total debt and other obligations	2	20,365	21,521	19,280	21,302
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
For the nine months ended September 30, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
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
On June 16, 2021, the Company entered into a definitive settlement agreement with the ATO evidencing the ATO Settlement. On July 1, 2021, the Company paid approximately $62 million (A$83 million), based on the exchange rate in effect on that date, pursuant to the ATO Settlement, which is reflected within discontinued operations on the Company's consolidated statement of cash flows for the nine months ended September 30, 2021.

7.Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2021 and 2020, diluted net income (loss) attributable to CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, as applicable, as determined under the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$351	$163	$805	$548
Dividends on preferred stock	—	—	—	(57)
Income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$351	$163	$805	$491

Income (loss) from discontinued operations, net of tax	$—	$—	$(62)	$—
Net income (loss) attributable to CCIC common stockholders	$351	$163	$743	$491

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	432	427	432	420
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	2	2	2
Diluted weighted-average number of common shares outstanding	434	429	434	422

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$0.81	$0.38	$1.86	$1.17
Income (loss) from discontinued operations, basic	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—basic	$0.81	$0.38	$1.72	$1.17
Income (loss) from continuing operations, diluted	$0.81	$0.38	$1.85	$1.17
Income (loss) from discontinued operations, diluted	—	—	(0.14)	—
Net income (loss) attributable to CCIC common stockholders—diluted	$0.81	$0.38	$1.71	$1.17

Dividends/distributions declared per share of common stock	$1.33	$1.20	$3.99	$3.60
Dividends/distributions declared per share of preferred stock	$—	$—	$—	$34.3750
During the nine months ended September 30, 2021, the Company granted one million restricted stock units to the Company's executives and certain other employees pursuant to its 2013 Long-Term Incentive Plan.

8.Commitments and Contingencies
Shareholder Litigation
As previously disclosed, securities class action suits were filed in 2020 against the Company and certain of its current officers, which suits were dismissed without prejudice in June 2021. Also in 2020, derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company's then-current directors, certain of its current officers, and the Company as a nominal defendant. Each complaint alleged, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and false or misleading statements. The derivative plaintiffs sought, among other things, unspecified monetary damages, costs and expenses, restitution from the defendants, and an order requiring the Company to implement certain corporate governance reforms. As a nominal defendant, no monetary relief was sought against the Company itself. In June 2020, the derivative lawsuits were consolidated as In re Crown Castle International Corp. Derivative Litigation, C.A. No. 20-00606-MN in the United States District Court for the District of Delaware. On July 27, 2021, the plaintiffs in the consolidated case filed a notice of voluntary dismissal of the lawsuit without prejudice, and on that same day, the court entered an order effectuating that dismissal.
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

9.Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2021, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 18, 2021	March 15, 2021	March 31, 2021	$1.33	$581
Common Stock	May 21, 2021	June 14, 2021	June 30, 2021	$1.33	$579
Common Stock	August 5, 2021	September 15, 2021	September 30, 2021	$1.33	$578

(a)Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
See also note 12 for a discussion of the Company's common stock dividend declared in October 2021.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2021, the Company purchased 0.4 million shares of its common stock utilizing $69 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
The following tables set forth the Company's segment operating results for the three and nine months ended September 30, 2021 and 2020. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, net gain (loss) on interest rate swaps, gains (losses) on foreign currency swaps, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$972	$479		$1,451	$877	$462		$1,339
Segment services and other revenues	162	5		167	142	5		147
Segment revenues	1,134	484		1,618	1,019	467		1,486
Segment site rental cost of operations	227	163		390	216	145		361
Segment services and other cost of operations	108	4		112	111	4		115
Segment cost of operations(a)(b)	335	167		502	327	149		476
Segment site rental gross margin	745	316		1,061	661	317		978
Segment services and other gross margin	54	1		55	31	1		32
Segment selling, general and administrative expenses(b)	27	44		71	22	42		64
Segment operating profit (loss)	772	273		1,045	670	276		946
Other selling, general and administrative expenses			$69	69			$63	63
Stock-based compensation expense			33	33			33	33
Depreciation, amortization and accretion			413	413			406	406
Interest expense and amortization of deferred financing costs			163	163			168	168
Other (income) expenses to reconcile to income (loss) before income taxes(c)			9	9			108	108
Income (loss) before income taxes				$358				$168
Capital expenditures	$46	$229	$8	$283	$76	$287	$14	$377
Total assets (at period end)	$22,239	$15,813	$952	$39,004	$22,248	$15,692	$846	$38,786

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation of $6 million in each of the three months ended September 30, 2021 and 2020, respectively, and (2) prepaid lease purchase price adjustments of $4 million and $5 million for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $27 million in each of the three months ended September 30, 2021 and 2020.
(c)See condensed consolidated statement of operations for further information.

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,819	$1,426		$4,245	$2,612	$1,356		$3,968
Segment services and other revenues	427	14		441	367	12		379
Segment revenues	3,246	1,440		4,686	2,979	1,368		4,347
Segment site rental cost of operations	659	485		1,144	648	447		1,095
Segment services and other cost of operations	285	10		295	311	8		319
Segment cost of operations(a)(b)	944	495		1,439	959	455		1,414
Segment site rental gross margin	2,160	941		3,101	1,964	909		2,873
Segment services and other gross margin	142	4		146	56	4		60
Segment selling, general and administrative expenses(b)	78	133		211	71	137		208
Segment operating profit (loss)	2,224	812		3,036	1,949	776		2,725
Other selling, general and administrative expenses			$205	205			$198	198
Stock-based compensation expense			100	100			106	106
Depreciation, amortization and accretion			1,229	1,229			1,207	1,207
Interest expense and amortization of deferred financing costs			493	493			521	521
Other (income) expenses to reconcile to income (loss) before income taxes(c)			184	184			129	129
Income (loss) before income taxes				$825				$564
Capital expenditures	$160	$701	$31	$892	$272	$926	$40	$1,238

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation expense of $16 million and $19 million for the nine months ended September 30, 2021 and 2020, respectively, and (2) prepaid lease purchase price adjustments of $14 million in each of the nine months ended September 30, 2021 and 2020. Selling, general and administrative expenses exclude stock-based compensation expense of $84 million and $87 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)See condensed consolidated statement of operations for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$414	$405
Interest paid	542	564
Income taxes paid	17	13
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	456	445
Increase (decrease) in accounts payable for purchases of property and equipment	(13)	30
Purchase of property and equipment under finance leases and installment purchases	22	23

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$357	$232
Restricted cash, current	180	144
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$542	$381

12.Subsequent Events
Common Stock Dividend
On October 18, 2021, the Company's board of directors declared a quarterly cash dividend of $1.47 per common share. The quarterly dividend will be payable on December 31, 2021 to common stockholders of record as of December 15, 2021.

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
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber is located in major metropolitan areas. Site rental revenues represented 90% of our third quarter 2021 consolidated net revenues. Our Towers segment and Fiber segment accounted for 67% and 33%, respectively, of our third quarter 2021 site rental revenues. Within our Fiber segment, 68% and 32% of our third quarter 2021 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term tenant contracts with our tenants.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦Discretionary capital expenditures of $836 million for the nine months ended September 30, 2021, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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

•Majority of our revenues from large wireless carriers
◦Approximately 74% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless for the nine months ended September 30, 2021.
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
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of September 30, 2021, our outstanding debt has a weighted-average interest rate of 3.1% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our outstanding Tower Revenue Notes).
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
◦In June 2021, we issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, we used a portion of the net proceeds of the June 2021 Senior Notes offering (1) to repay outstanding Commercial Paper Notes and (2) for general corporate purposes. In July 2021, we used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1.
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.1 billion for the nine months ended September 30, 2021.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During each of the first three quarters of 2021, we paid a common stock dividend of $1.33 per share, totaling approximately $1.7 billion.
◦In October 2021, our board of directors declared a quarterly common stock dividend of $1.47 per share, which represents an increase of approximately 11% from the quarterly stock dividend declared during each of the first three quarters of 2021.
◦We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.88 per share, or an aggregate amount of approximately $2.5 billion.

◦Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 9 and 12 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
Outlook Highlights
The following are certain highlights of our full year 2021 and 2022 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2020, our full year 2021 and 2022 site rental revenue will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
•We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for 2021 and 2022 based on the anticipated returns on such discretionary investments.
◦In both 2021 and 2022, we expect that our discretionary capital expenditures will decrease when compared to 2020. These expected decreases are primarily driven from lower small cell annual deployment levels in 2021 and 2022 compared to 2020.
•We also expect sustaining capital expenditures to remain approximately 2% of net revenues for both full year 2021 and 2022, consistent with historical annual levels.
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure the viability of communications networks, which are essential to public health and safety. In response to the pandemic, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures included requiring work-from-home arrangements for a large portion of our workforce, imposing travel restrictions for our employees where practicable, canceling physical participation in certain meetings, events and conferences, forming an internal committee to monitor and implement procedures for the return of our workforce to an office setting, and other modifications to our business practices.
In accordance with the President’s executive order issued on September 9, 2021, executive departments and agencies have been directed to require federal contractors, and their subcontractors, to comply with guidance published by the Safer Federal Workforce Task Force ("Guidance") regarding COVID-19 workplace safeguards. The Guidance, issued September 24, 2021, requires federal contractors and their subcontractors to mandate COVID-19 vaccinations of covered employees (as defined in the Guidance), subject to medical and religious exemptions. As a federal contractor, we are subject to the Guidance, and as a result have required our employees to be fully vaccinated, subject to qualifying exemptions. To date, over 96% of our workforce has been fully vaccinated (or qualified for an exemption).
The Guidance also sets forth certain other requirements applicable to the federal contractors’ workplaces. To ensure compliance with the Guidance, we have postponed our previously-scheduled date for return to the office setting; however, we are allowing employees to return to the office environment on a voluntary basis, subject to applicable safety protocols. Additionally, we have begun permitting some business travel and in-person meetings in compliance with applicable public health guidance.
We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities, as advised by public health officials or that we determine are in the best interests of our employees, tenants, business partners and stockholders. See "Part II—Item 1A. Risk Factors" for further information.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the nine months ended September 30, 2021. Given the Company’s access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."

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

Highlights of our results of operations for the three months ended September 30, 2021 and 2020 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$972	$877	+$95	+11%
Fiber site rental revenues	$479	$462	+$17	+4%
Total site rental revenues	$1,451	$1,339	+$112	+8%
Segment site rental gross margin:
Towers site rental gross margin(a)	$745	$661	+$84	+13%
Fiber site rental gross margin(a)	$316	$317	$(1)	—
Segment services and other gross margin:
Towers services and other gross margin(a)	$54	$31	+$23	+74%
Fiber services and other gross margin(a)	$1	$1	—	—
Segment operating profit:
Towers operating profit(a)	$772	$670	+$102	+15%
Fiber operating profit(a)	$273	$276	$(3)	(1)%
Income from continuing operations	$351	$163	+$188	+115%
Net income attributable to CCIC stockholders	$351	$163	+$188	+115%
Adjusted EBITDA(b)	$976	$883	+$93	+11%

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

Site rental revenues grew $112 million, or 8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the third quarter of 2021 were $972 million and increased by $95 million, or 11%, from $877 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the third quarter of 2021 were $479 million and increased by $17 million, or 4%, from $462 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from the third quarter of 2020 to the third quarter of 2021 was related to the previously-mentioned 11% increase in Towers site rental revenues and relatively fixed costs to operate our towers.
Towers services and other gross margin was $54 million for the third quarter of 2021 and increased by $23 million from $31 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the third quarter of 2021 were $167 million and increased by $13 million, or 8%, from $154 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business, partially offset by a decrease due to, among other factors, our fourth quarter 2020 reduction in force (as discussed in our 2020 Form 10-K).
Towers operating profit for the third quarter of 2021 increased by $102 million, or 15%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers as well as the previously-mentioned increase in Towers services and other gross margin.

Fiber operating profit remained relatively consistent for the third quarter of 2021 from the same period in the prior year, decreasing by $3 million, or 1%.
Interest expense and amortization of deferred financing costs were $163 million for the third quarter of 2021 and decreased by $5 million, or 3%, from $168 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
For the third quarter of 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2020 Form 10-K.
Income from continuing operations was $351 million during the third quarter of 2021 compared to $163 million during the third quarter of 2020. The increase was predominately related to growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.
Net income attributable to CCIC stockholders was $351 million during the third quarter of 2021 compared to $163 million during the third quarter of 2020. The increase was due to the previously-mentioned increase in income from continuing operations.
Adjusted EBITDA increased $93 million, or 11%, from the third quarter of 2020 to the third quarter of 2021, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.

Highlights of our results of operations for the nine months ended September 30, 2021 and 2020 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,819	$2,612	+$207	+8%
Fiber site rental revenues	$1,426	$1,356	+$70	+5%
Total site rental revenues	$4,245	$3,968	+$277	+7%
Segment site rental gross margin:
Towers site rental gross margin(a)	$2,160	$1,964	+$196	+10%
Fiber site rental gross margin(a)	$941	$909	+$32	+4%
Segment services and other gross margin:
Towers services and other gross margin(a)	$142	$56	+$86	+154%
Fiber services and other gross margin(a)	$4	$4	—	—
Segment operating profit:
Towers operating profit(a)	$2,224	$1,949	+$275	+14
Fiber operating profit(a)	$812	$776	+$36	+5%
Income from continuing operations	$805	$548	+$257	+47%
Net income attributable to CCIC stockholders	$743	$548	+$195	+36%
Adjusted EBITDA(b)	$2,831	$2,527	+$304	+12%

(a)See note 10 to our condensed consolidated financial statements for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)See reconciliation of Adjusted EBITDA in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $277 million, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Includes amortization of up-front payments received from long-term tenant contracts and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first nine months of 2021 were $2.8 billion and increased by $207 million, or 8%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first nine months of 2021 were $1.4 billion and increased by $70 million, or 5%, from $1.4 billion during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 8% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 5% increase in Fiber site rental revenues.
Towers services and other gross margin was $142 million for the first nine months of 2021 and increased by $86 million from $56 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first nine months of 2021 were $500 million and increased by $7 million, or 1%, from $493 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to the growth in our business, partially offset by a decrease due to, among other factors, our fourth quarter 2020 reduction in force (as discussed in our 2020 Form 10-K)..
Towers operating profit for the first nine months of 2021 increased by$275 million, or 14%, from the prior year as a result of the previously-mentioned increase in Towers site rental gross margin as well as the previously-mentioned increase in Towers services and other gross margin.

Fiber operating profit for the first nine months of 2021 increased by $36 million, or 5%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental gross margin.
Depreciation, amortization and accretion was $1.2 billion for the first nine months of 2021 and increased by $22 million, or 2%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $493 million for the first nine months of 2021 and decreased $28 million, or 5%, from $521 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $145 million during the first nine months of 2021. See note 4 to our condensed consolidated financial statements.
For the first nine months of 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in our 2020 Form 10-K.
Income from continuing operations was $805 million for the first nine months of 2021 compared to $548 million during the first nine months of 2020. The increase was related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) the previously-mentioned increase in Towers services activity and (3) the previously-mentioned decrease in interest expense and amortization of deferred financing costs, partially offset by (1) the previously-mentioned losses on retirement of long-term obligations and (2) increase in depreciation, amortization and accretion.
Loss from discontinued operations, net of tax, was $62 million for the first nine months of 2021 due to the ATO Settlement. See note 6 to our condensed consolidated financial statements.
Net income attributable to CCIC stockholders was $743 million for the first nine months of 2021 compared to $548 million during the first nine months of 2020. The increase was due to the previously-mentioned increase in income from continuing operations, partially offset by the previously-mentioned loss from discontinued operations, net of tax.
Adjusted EBITDA increased $304 million, or 12%, from the first nine months of 2020 to the first nine months of 2021, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers service activity.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2021. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$542
Undrawn 2016 Revolver availability(b)	4,966
Debt and other long-term obligations (current and non-current)(c)	20,365
Total equity	8,516

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $737 million (consisting of Commercial Paper Notes and principal payments), (2) cumulative common stock dividend payments expected to be at least $5.88 per share, or an aggregate amount of approximately $2.5 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2021	2020	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$2,055	$2,070	$(15)
Investing activities	(911)	(1,336)	425
Financing activities	(921)	(651)	(270)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	223	83	140
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	223	83	140
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	(62)	—	(62)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$161	$83	$78
Operating Activities
Net cash provided by operating activities of $2.1 billion for the first nine months of 2021 decreased by $15 million, or 1%, compared to the first nine months of 2020, due primarily to the growth in our core business, which was fully offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $911 million for the first nine months of 2021 decreased by $425 million, or 32%, from the first nine months of 2020 primarily as a result of decreased discretionary capital expenditures in both our Towers and Fiber segments.
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

Capital expenditures for the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended
(In millions of dollars)	September 30, 2021				September 30, 2020
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$46	$—	$—	$46	$42	$—	$—	$42
Communications infrastructure improvements and other capital projects(a)	104	666	20	790	218	889	25	1,132
Sustaining	10	35	11	56	12	37	15	64
Total	$160	$701	$31	$892	$272	$926	$40	$1,238

(a)Towers segment includes $47 million and $106 million of capital expenditures incurred during the nine months ended September 30, 2021 and 2020, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the completion of certain large fiber expansion projects during 2020 as well as the timing of Towers and Fiber tenant activity during the first nine months of 2021 compared to the same period in 2020. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2021 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.88 per share over the next 12 months, or an aggregate amount of approximately $2.5 billion); (2) purchasing our common stock; or (3) purchasing, repaying, or redeeming our debt. See notes 4, 9 and 12 to our condensed consolidated financial statements.
Net cash used for financing activities of $921 million for the first nine months of 2021 increased by $270 million from the first nine months of 2020 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common and preferred stock dividend payments and purchases of common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 9 to our condensed consolidated financial statements for further information.
In February 2021, we issued $3.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A. See note 4 to our condensed consolidated financial statements.
In June 2021, we issued the June 2021 Senior Notes. In June 2021, we used a portion of the net proceeds of the June 2021 Senior Notes offering (1) to repay outstanding Commercial Paper Notes and (2) for general corporate purposes. In July 2021, we used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1. See note 4 to our condensed consolidated financial statements.
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
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 2, 2021, there were no amounts outstanding and $5.0 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of November 2, 2021, there was $455 million outstanding under our CP Program.

Incurrence, Purchases, and Repayments of Debt. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" for further discussion of our recent issuances, purchases, redemption and repayments of debt.
Common Stock Activity. See notes 9 and 12 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
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

(In millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$351	$163	$805	$548
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	—	3	9	10
Acquisition and integration costs	—	2	1	9
Depreciation, amortization and accretion	413	406	1,229	1,207
Amortization of prepaid lease purchase price adjustments	4	5	14	14
Interest expense and amortization of deferred financing costs	163	168	493	521
(Gains) losses on retirement of long-term obligations	1	95	145	95
Interest income	—	—	(1)	(2)
Other (income) expense	4	3	16	3
(Benefit) provision for income taxes	7	5	20	16
Stock-based compensation expense	33	33	100	106
Adjusted EBITDA(a)	$976	$883	$2,831	$2,527

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
Interest Rate Risk
Our interest rate risk as of September 30, 2021 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our existing debt ($20.5 billion outstanding at September 30, 2021 and $19.4 billion at December 31, 2020);
•our $1.9 billion and $2.8 billion of floating rate debt at September 30, 2021 and December 31, 2020, respectively, which represented approximately 9% and 15% of our total debt, as of September 30, 2021 and December 31, 2020, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2021, we had $1.9 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $2 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2021. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2020 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$14		$40	$1,785	$781	$528	$15,496	$18,644	$19,625
Average interest rate(b)(c)(d)	4.3%		4.3%	3.6%	3.3%	1.5%	3.9%	3.8%
Variable rate(e)	$673	(f)	$31	$54	$62	$108	$968	$1,896	$1,896
Average interest rate(e)	0.3%		1.3%	1.7%	2.2%	2.4%	2.6%	1.7%

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
(d)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2043 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2020 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $815 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)Predominately relates to our 2016 Term Loan A and 2016 Revolver borrowings, each of which matures in 2026.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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

ITEM 1A.RISK FACTORS
The following risk factor is provided to update the risk factors previously discussed in "Item 1A. Risk Factors" in our 2020 Form 10-K.
The impact of coronavirus (COVID-19) and related risks could materially affect our operations, financial position, results of operations and cash flows.
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has adversely affected the U.S. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), including the imposition of travel restrictions; the Guidance; mandates from federal, state and local authorities to close non-essential businesses and avoid large gatherings of people; quarantine or "shelter-in-place;" the promotion of social distancing, vaccination requirements and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued spread of COVID-19 and the resulting Initiatives have led to, and may continue to lead to, business and global supply chain disruptions and volatility in the global capital markets.
We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. In accordance with the President’s executive order issued on September 9, 2021, executive departments and agencies have been directed to require federal contractors, and their subcontractors, to comply with the Guidance regarding COVID-19 workplace safeguards. The Guidance, issued September 24, 2021, requires federal contractors and their subcontractors to mandate COVID-19 vaccinations of covered employees (as defined in the Guidance), subject to medical and religious exemptions. As a federal contractor, we are subject to the Guidance, and as a result have required our employees to be fully vaccinated, subject to qualifying exemptions. The Guidance also sets forth certain other requirements applicable to the federal contractors’ workplaces.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows for the year ended December 31, 2020 or for the nine months ended September 30, 2021. The extent to which the COVID-19 pandemic will affect our business, financial position, results of operations and cash flows in the future is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; the effectiveness of the COVID-19 vaccine in curbing the spread of the virus, the vaccination rates and the impact of the vaccine and testing mandates; government, social, business and other actions that have been and will be taken in response to the pandemic, including with respect to mandatory vaccinations; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the availability of our suppliers and vendors or their ability to provide products and services to us; (2) result in decreased demand for our communications infrastructure; (3) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; (4) increase our cost of capital and adversely impact our access to capital; and (5) result in difficulty fulfilling our labor needs. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives or the measures we or others take in response thereto on our business, financial position, results of operations and cash flows, particularly over the near- to medium-term, but the impact could be material. See "Part I - Item 2. MD&A—General Overview—Coronavirus (COVID-19)" for further information.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
July 1 - July 31, 2021	—	$—	—	—
August 1 - August 31, 2021	1	194.22	—	—
September 1 - September 30, 2021	1	192.46	—	—
Total	2	$195.11	—	—
We paid $0.5 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated August 3, 2021	10-Q	001-16441	August 6, 2021	3.2
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 5, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)