Form 10-K
period 2021-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2022-02-22
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

8020 Katy Freeway, Houston, Texas 77024-1908
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $84.0 billion as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $195.10 per share.
Applicable Only to Corporate Registrants
As of February 18, 2022, there were 432,214,568 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2022 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2021 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits, growth, returns, stockholder value, and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefor, including potential benefits and continuity of and factors driving such demand, (5) competitive factors affecting our business, (6) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (7) focus on workforce diversity and inclusion, (8) the utilization of our net operating loss carryforwards ("NOLs"), (9) expectations regarding wireless carriers' network investments, (10) expectations regarding continued increase in usage of high-bandwidth applications by organizations,

(11) availability of spectrum and the expected benefits of spectrum auctions, (12) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (13) our full year 2022 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our 2022 capital expenditures, as well as the factors impacting our financial results and the levels of capital expenditures, (14) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio and interest coverage targets, our ability to service our debt and comply with debt covenants, future of the London interbank offered rate ("LIBOR") and any replacement rate thereto, level of available commitment we intend to maintain under our debt instruments, and the plans for and the benefits of any future refinancings, (15) the utility of certain financial measures, including non-GAAP financial measures, (16) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (17) adequacy, projected sources and uses of liquidity, (18) expectations related to the impact of tenant consolidation or ownership changes, including the impact from the T-Mobile and Sprint network consolidation, (19) expectations regarding non-renewals of tenant contracts, including as a result of the T-Mobile Agreement (as defined below), (19) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (20) the T-Mobile Agreement, including expectations related thereto and the benefits derived therefrom, (21) the potential impact of the COVID-19 pandemic and any measures taken with respect thereto, (22) the potential impact on our business from unforeseen events or cybersecurity breaches and other information technology disruptions, (23) the outcome of outstanding litigation, (24) our carbon neutral goal and plans related thereto, (25) small cell deployment and any delays related thereto, (26) supply chain disruptions and labor shortages and the delays resulting therefrom, (27) our discretionary investments and the benefits derived therefrom, (28) the annual adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility and (29) the redemption of the 3.849% Secured Notes (as defined below). All future dividends are subject to declaration by our board of directors.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2021 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2021 Form 10-K refer to Crown Castle International Corp. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCIC"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I

Item 1.     Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including more than (1) 40,000 towers and other structures, such as rooftops (collectively, "towers"), and (2) 80,000 route miles of fiber primarily supporting small cell networks ("small cells") and fiber solutions. We refer to our towers, fiber and small cells assets collectively as "communications infrastructure," and to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs. We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements.
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
Our largest tenants are T-Mobile, AT&T and Verizon Wireless, which collectively accounted for approximately three-fourths of our 2021 consolidated site rental revenues. See note 14 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 90% of our 2021 consolidated net revenues, of which 67% and 33% were from our Towers segment and our Fiber segment, respectively. Within our Fiber segment, 69% and 31% of our 2021 Fiber site rental revenues related to fiber solutions and small cells, respectively. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts with our tenants.
Our site rental revenues derived from wireless tenants typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) monthly rental payments with contractual escalations of the rental price and, in some cases, an additional upfront payment. Our site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands) typically result from tenant contracts with (1) initial terms that generally vary between three to 20 years and (2) a fixed monthly recurring fee and, in some cases, an additional upfront payment. As of December 31, 2021, exclusive of renewals exercisable at the tenants' option, our tenant contracts had a weighted-average remaining life of approximately five years and represented $31 billion of expected future cash inflows.
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

REIT Status
We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, under certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT. For taxable years beginning before 2026, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026.
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
Industry Overview
Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by factors such as growth in (1) mobile entertainment (such as mobile video, mobile applications and social networking), (2) mobile internet usage (supporting web browsing and trends in telehealth, remote working, online learning and other remote communications), (3) machine-to-machine applications or the "Internet of Things" (such as connected cars and smart city technologies), and (4) the adoption of other bandwidth-intensive applications (such as cloud services and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets, wearables and other emerging and embedded devices, and U.S. wireless carriers are among the first carriers in the world to begin offering commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
We expect the following anticipated factors to contribute to potential demand for our communications infrastructure:
•consumers' growing wireless data consumption leading major wireless carriers to upgrade and enhance their networks through the efficient use of both towers and small cells, including in connection with 5G deployments, in an effort to improve network quality and capacity and customer retention or satisfaction;
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
We generally receive monthly rental payments from our Towers tenants pursuant to long-term tenant contracts. Typically, we negotiate initial contract terms of five to 15 years, with multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, and our tenant contracts typically include fixed escalations (which generally exceed expected non-renewals, as discussed below). We strive to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates. For example, on January 6, 2022, we entered into a 12-year agreement with T-Mobile ("T-Mobile Agreement"), which includes contracted new tower leasing activity and a base escalator that is consistent with historical levels for our Towers segment.
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 98% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See "Item 1A. Risk Factors" for additional information regarding expected higher non-renewals (which we define as the reduction in site rental revenues as a result of tenant churn, terminations and, in limited circumstances, reductions of existing lease rates) as a result of the T-Mobile Agreement. See note 3 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options as of December 31, 2021.
The average monthly rental payment from a new tenant added to towers can vary based on (1) aggregate tenant volume, (2) the location of the tower, or (3) the amount of tower and ground space leased to a tenant, which can be influenced by the quantity, size, and weight of the tenant's antenna installation or related equipment. When possible, we seek to receive rental payment increases in connection with tenant contract amendments, pursuant to which our tenants add antennas or other equipment to our towers or ground space on which they already have equipment pursuant to preexisting tenant contracts. Our Towers tenant contracts and pricing are not influenced by whether or not we perform the respective site development or installation services. See "—Services" below for a further discussion of our tower installation services.

As of December 31, 2021, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower is approximately 2.3. The following chart sets forth the number of existing tenants per tower as of December 31, 2021 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).
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
Our fiber assets include those we acquired from: (1) NextG Networks, Inc. in 2012, (2) Quanta Fiber Networks, Inc. in 2015, (3) FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. in 2017, (4) Wilcon Holdings LLC in 2017 and (5) LTS Group Holdings LLC in 2017.
We generally receive monthly recurring payments from our Fiber tenants and, in some cases, receive upfront payments, pursuant to tenant contracts. The average monthly rental payment from a new tenant can vary based on the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site, (4) the market in the U.S. where the fiber is located and (5) any upfront payment received. The T-Mobile Agreement also includes a contractual commitment by T-Mobile for 35,000 new small cell nodes, including specific commitments in each of the next five years.
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
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services and (2) installation services. For 2021, approximately 40% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our service revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our tenants. We do not always provide the installation services or site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). These services are typically non-recurring and highly competitive, with several competitors in most markets. Typically, our site development services and installation services are billed on a fixed fee basis. The terms and pricing of both site development services and installation services are negotiated separately from our tenant contracts.
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
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately three-fourths of our 2021 site rental revenues . See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 14 to our consolidated financial statements. For 2021, our site rental revenues by tenant were as follows:

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
Environmental, Social and Governance ("ESG")
Our shared communications infrastructure model results in the use of fewer resources, including water, energy, metals and other materials, than would otherwise be needed to construct and maintain communications infrastructure. We are committed to operating responsibly and ethically and considering social and environmental impacts as we make business decisions. In 2021, we incorporated annual sustainability targets into our senior unsecured credit facility and announced our goal to be carbon neutral by 2025 in Scope 1 and 2 emissions by continuing to invest in energy reduction initiatives, sourcing renewable energy, and, to a lesser extent, utilizing carbon credits or offsets. We plan to continue investing in projects that are both good for our business and good for the environment.
Additionally, in 2021, our board of directors expanded the responsibilities of the Nominating, Environmental, Social and Governance Committee (formerly, the Nominating & Corporate Governance Committee) to include assisting the board of directors with ESG oversight. Our executive management team and senior management keep our board of directors apprised of our ESG priorities, goals and initiatives. Together, our board of directors and executive management team define our strategic approach to managing actual and potential impacts of significant ESG risks and opportunities.
Additional information regarding our sustainability initiatives and progress is also available through the investor section of our website at https://www.crowncastle.com/investors/corporate-sustainability. The information on our website, including our most recent ESG Report, is not, and shall not be deemed to be, incorporated by reference into this 2021 Form 10-K or any other filings with the SEC unless expressly noted in any such other filings.
Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. At January 31, 2022, we employed approximately 5,000 people, all of whom were based in the U.S. Of our total employees, approximately 12% were field workers. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our shareholders. Our B3 values (Be Real, Be Accountable and Be an Owner) shape our culture, drive our decision-making and guide our interactions with one another and our customers. Our 2021 annual employee survey indicated strong employee engagement exceeding U.S. company norms.
We continue to focus on building and retaining a more diverse workforce and a more inclusive community to make our company stronger and more innovative. We actively partner with non-profit and community organizations to create a diverse talent pipeline. In addition, our board of directors is currently comprised of 50% female or racially diverse directors, including each of the four most recently appointed directors.
The well-being of our employees is a crucial element of our safety culture, employee engagement and productivity. We offer a competitive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, mental health benefits, parental and family leave, holiday and paid time off and tuition assistance. We further invest in our employees' professional growth and development by providing resources and opportunities to hone their skills and expand their subject-matter expertise, which empowers them to advance their careers and enables our business to prosper.
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. See also "Item 7. MD&A⸺General Overview⸺COVID-19" for information on the measures we have taken with respect to our workforce in light of the global outbreak of the novel coronavirus (COVID-19).

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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain prior approval from local officials. Local zoning authorities may render decisions that prevent the construction or modification of towers or small cells, or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of such infrastructure. Over the last several years, the FCC has adopted regulations and 30 states have passed legislation intended to expedite and streamline the deployment of wireless networks, including establishing presumptively reasonable timeframes for reviews by local and state governments. Notwithstanding such developments, decisions of local regulatory authorities and utilities in certain jurisdictions may continue to adversely affect deployment timing and cost.
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
In addition, our corporate governance guidelines, business practices, ethics policy and financial code of ethics and the charters of our Audit Committee, Compensation Committee and Nominating, Environmental, Social and Governance Committee are available through the investor relations section of our website at http://www.crowncastle.com/investors/corporate-governance, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the ethics policy and financial code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

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
Our three largest tenants are T-Mobile , AT&T and Verizon Wireless. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets (including goodwill), or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. In addition to our three largest tenants, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions tenants and (2) new entrants offering or contemplating offering wireless services. Such tenants (including those dependent on government funding) may be smaller or have less financial resources than our three largest tenants, may have business models which may not be successful, or may require additional capital.
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
On January 6, 2022, we entered into the T-Mobile Agreement. We anticipate that the T-Mobile and Sprint network consolidation contemplated in the T-Mobile Agreement will result in higher Towers non-renewals in 2025, which are expected to reduce site rental revenues by approximately $200 million. Except for full year 2025, we expect our annual Towers non-renewals to remain in line with our historical range of 1% to 2% of annual site rental revenues. Additionally, we anticipate that the T-Mobile and Sprint network consolidation will result in small cell non-renewals, which are expected to reduce site rental revenues by approximately $45 million, with the majority occurring in 2023. Except for full year 2023, we expect consolidated annual small cell non-renewals to remain in line with the our historical range of 1% to 2% of annual site rental revenues.
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
In recent years, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 33% and 34% of our site rental revenues for the years ended December 31, 2021 and 2020, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks (including the scalability of processes) that are different from our Towers business, including:
•the use of public rights-of-way and franchise agreements;
•the use of poles and conduits owned solely by, or jointly with, third parties;
•risks relating to overbuilding;
•risks relating to the specific markets in which we choose or plan to operate;
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
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions may be lower or slower than we anticipate or may cease to exist altogether. For example, our tenants have initially focused on utilizing towers in the first phase of deploying their 5G networks, which has led to delays in some of our small cell deployments. We anticipate that these delays will be temporary, as our tenants plan for the next phase of their 5G network deployment which we believe will require small cells at scale. Our Fiber operations will also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including those stemming from the deployment, location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware.
Failure to timely, efficiently and safely execute on our construction projects could adversely affect our business.
Our construction projects and related contracts can be long-term, complex in nature, dangerous, costly and challenging to execute. The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated tenant relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources.  In connection with our construction projects, we generally bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance.
In addition, the construction projects (including modifications of existing infrastructure) can pose certain safety risks, including:
•risks resulting from elevated work, including falling hazards;
•risks of third-party non-compliance with safety regulations, industry best practices or other applicable standards;
•risks associated with utility hazards, including gas line, electrical or sewage strikes, which may result in explosions, electrocution and other potentially catastrophic events; and
•risk of potential wildfires, including due to welding, grinding, cutting or other construction activity.
Such safety risks may cause personal injury or loss of life, severe damage to or destruction of property, suspension of operations or services, or significant damage to the environment, creating financial, regulatory or reputational damage that could adversely affect our business. See "Our business may be adversely impacted by climate-related events, natural disasters, including wildfires, and other unforeseen events" below for additional information regarding potential adverse impacts to our business which may result from wildfires and other climate-related events.
Further, investments in newly constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to realize future tenant additions at anticipated levels. Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform.  On occasion, we experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. We may also experience unforeseen delays as a result of supply chain disruptions and labor shortages. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies and spectrum that may promote network sharing, joint development, backhaul and fronthaul efficiency or resale agreements by our tenants, such as signal combining technologies or network virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), other small cells, blimps, satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our Towers site rental gross margin for the year ended December 31, 2021 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2021, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including agreements assumed by T-Mobile in connection with its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2021 is as follows:
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
•16% of our towers are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases, subleases or other agreements with T-Mobile (which T-Mobile assumed in connection with its merger with Sprint). We have the option to purchase in 2037 all (but not less than all) of the leased and subleased towers from T-Mobile for approximately $2.3 billion.15% of our towers are leased or subleased or operated and managed under a master prepaid lease or other related agreements with T-Mobile for a weighted-average initial term of approximately 28 years, weighted on Towers site rental gross margin. We have the option to purchase the leased and subleased towers from T-Mobile at the end of the respective lease or sublease terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, through the T-Mobile Acquisition, another 1% of our towers are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers that we do not otherwise already own at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).
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
•labor availability and productivity;
•our market share; and
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
Cybersecurity breaches or other information technology disruptions could adversely affect our operations, business, and reputation.
Despite existing security measures, certain of our communications infrastructure may be subject to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, ransomware or other malicious software, cyber-attacks and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants, (2) our inability to meet expected levels of service to our tenants, (3) data transmitted over our tenants' networks being compromised or misappropriated, or (4) business or other sensitive data being compromised or misappropriated. Although we believe we have a comprehensive incident response plan and other cybersecurity measures and policies in place, we cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results. Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our cybersecurity or information technology occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. In addition, our acquisitions, both past and future, may alter our potential exposure to the risks described above. While we maintain insurance that includes coverage in the event of cybersecurity or other information technology breaches, there can be no assurances that such coverage will be adequate to cover exposure from such incidents.
Our business may be adversely impacted by climate-related events, natural disasters, including wildfires, and other unforeseen events.
We could be negatively impacted by other unforeseen events, such as extreme weather events or natural disasters (including as a result of any potential effects of climate change), or acts of vandalism. There is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. Although we have implemented a wildfire risk mitigation program, the effects of climate change have increased the risk and extent of wildfires that could potentially result from certain of our construction and maintenance projects and other operating activities. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to our business. Any such unforeseen events could, among other things, damage or delay deployment of our communications infrastructure, interrupt or delay service to our tenants or could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
While we currently maintain insurance policies that include coverage in the event of natural disasters and other unforeseen events, including possible incidents in which our actions (or the actions of those acting on our behalf) contribute to such events, there can be no assurances that such coverage will be adequate to cover exposure from such events. Further, we do not maintain, and do not expect to maintain, insurance policies that provide adequate coverage in the event that our actions (or those actions of those acting on our behalf) contribute to a wildfire event, as a result of the fact that such insurance policies are generally not economically available.
The impact of COVID-19 and related risks could materially affect our financial position, results of operations and cash flows.
The global outbreak of COVID-19 has adversely affected the U.S. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), including the imposition of travel restrictions, quarantine or "shelter-in-place" requirements, the promotion of social distancing, vaccination requirements and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued spread of COVID-19 and the resulting Initiatives have led to, and may continue to lead to, business and global supply chain disruptions and volatility in the global capital markets. We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate.

We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows for the year ended December 31, 2021. The extent to which the COVID-19 pandemic will affect our business, financial position, results of operations and cash flows in the future is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; the effectiveness of the COVID-19 vaccine in curbing the spread of the virus; the vaccination rates and the impact of the vaccine and testing mandates; government, social, business and other actions that have been and will be taken in response to the pandemic, including with respect to mandatory vaccinations; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the availability of our suppliers and vendors or their ability to provide products and services to us; (2) result in decreased demand for our communications infrastructure; (3) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; (4) increase our cost of capital and adversely impact our access to capital; and (5) result in difficulty fulfilling our labor needs. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives or the measures we or others take in response thereto on our business, financial position, results of operations and cash flows, particularly over the near- to medium-term, but the impact could be material. See "Item 7. MD&A—General Overview—COVID-19" for further information.
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
We have a substantial amount of indebtedness (approximately $20.7 billion as of February 18, 2022). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
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
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $5.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 18, 2022, has $5.0 billion of undrawn availability, or (3) our ability to issue the full amount of the $1.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of February 18, 2022, had $866 million outstanding.
Borrowings under our 2016 Credit Facility generally bear an interest rate based on LIBOR per annum plus a credit spread based on our senior unsecured credit rating. In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. In March 2021, the administrator of LIBOR announced its intention to cease the publication of (1) all non-U.S. dollar LIBOR settings and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, and (2) the remaining U.S. dollar LIBOR settings after June 30, 2023. Further, the use of U.S. dollar LIBOR will not be allowed in most new contracts entered into after December 31, 2021. Our Credit Agreement includes "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee ("ARRC"). Although the ARRC has identified the Secured Overnight Financing Rate ("SOFR") as the recommended alternative rate for U.S. dollar LIBOR and has formally recommended the CME Group's forward-looking SOFR term rates, there is not yet a generally accepted methodology for adjusting SOFR. While interest rates on our 2016 Credit Facility were not impacted by the LIBOR settings that ceased publication on December 31, 2021, we are evaluating the potential impact of the LIBOR replacement, including in the event of any amendment to our 2016

Credit Facility, and we cannot predict with certainty what such replacement rate would be, what other reforms could be implemented in the future, or the potential effect of these changes and the establishment of alternative reference rates on our business. The discontinuation, reform or replacement of LIBOR could result in interest rate increases on our 2016 Credit Facility, which could adversely affect our cash flows and operating results.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2021 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 18, 2022, we had approximately $750 million of gross sales of common stock remaining under our 2021 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 10 to our consolidated financial statements. As of February 18, 2022, we had approximately 432 million shares of common stock outstanding.
We have reserved approximately 7 million of common stock for issuance in connection with awards granted under our stock compensation plan.
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
•advance notice and other procedural requirements relating to director nominations or proposals submitted by stockholders for actions to be taken at annual meetings; and
•provisions that the state courts or, in certain circumstances, the federal courts, in Delaware shall be the sole and exclusive forum for certain actions involving us, our directors, officers, employees and stockholders, and, unless the Company otherwise consents, that the federal courts shall be the sole and exclusive forum for resolution of claims arising under the Securities Act of 1933, as amended (“Securities Act”). Since the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act, there may be uncertainty as to whether a court would enforce such a provision. Stockholders will not be deemed to have waived compliance with the federal securities laws, and this provision does not apply to claims for which the federal courts have exclusive jurisdiction (such as under the Exchange Act).
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
During each of the first three quarters of 2021, we paid a common stock dividend of $1.33 per share, totaling approximately $1.7 billion. In October 2021, our board of directors declared a quarterly common stock dividend of $1.47 per share, which represents an increase of 11% from the quarterly common stock dividend declared during each of the first three quarters of 2021. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.88 per share, or an aggregate amount of approximately $2.5 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
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
•we will be subject to federal and state income tax on our taxable income at regular corporate tax rates and, for years beginning before January 1, 2018, any applicable alternative minimum tax; and
•we would be disqualified from re-electing REIT status for the four taxable years following the year during which we were so disqualified.
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
Certifications
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 26, 2021 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this 2021 Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Communications Infrastructure
We own, lease or manage more than 40,000 towers geographically dispersed throughout the U.S. Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our tenants' wireless equipment may be placed on towers, building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the tower.
Additionally, we own or lease more than 80,000 route miles of fiber primarily supporting our small cells and fiber solutions. The majority of our fiber assets are located in major metropolitan areas. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
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
See the disclosure in note 12 to our consolidated financial statements set forth in Part II, Item 8 of this 2021 Form 10-K.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI."
As of February 18, 2022, there were approximately 528 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain). See also "Item 1. Business—REIT Status," "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 9 and 10 to our consolidated financial statements.
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
Issuer Purchases of Equity Securities
The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 - October 31, 2021	1	$169.82	—	—
November 1 - November 30, 2021	3	180.85	—	—
December 1 - December 31, 2021	2	189.62	—	—
Total	6	$181.33	—	—
We paid approximately $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2016 and ending December 31, 2021. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Index Value
2016
2017
2018
2019
2020
2021
Years Ended
Crown Castle International Corp.
S&P 500 Market Index
Dow Jones U.S. Telecommunications Equipment Index
FTSE Nareit All Equity REITs Index

	Years Ended December 31,
Company/Index/Market	2016	2017	2018	2019	2020	2021
Crown Castle International Corp.	$100.00	$132.93	$135.23	$183.19	$211.79	$286.07
S&P 500 Market Index	100.00	121.83	116.49	153.17	181.35	233.41
DJ U.S. Telecommunications Equipment Index	100.00	123.05	133.55	155.24	158.83	231.68
FTSE Nareit All Equity REITs Index	100.00	108.67	104.28	134.17	127.30	179.87
The performance graph above and related text are being furnished solely to accompany this 2021 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.     [Reserved]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our tenant contracts and growth trends in the demand for data. Site rental revenues represented 90% of our 2021 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
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
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2021, we paid common stock dividends totaling approximately $2.4 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2021.
◦Investing capital efficiently to grow long-term dividends per share
•Discretionary capital expenditures of $1.1 billion, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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
◦As of December 31, 2021, weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $31 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers

◦Approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 14 to our consolidated financial statements for a further discussion of our largest customers.
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
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate. See note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
◦90% of our debt has fixed rate coupons.
•During 2021, we completed several debt transactions to refinance and extend the maturities of certain of our debt. See note 7 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions.
◦Our outstanding debt has a weighted average interest rate of 3.1% and weighted average maturity of approximately nine years (assuming anticipated repayment dates where applicable).
◦Our debt service coverage and leverage ratios are comfortably within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.8 billion.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
Common Stock Dividend
In the aggregate, we paid approximately $2.4 billion in common stock dividends in 2021. During each of the first three quarters of 2021, we paid a quarterly common stock dividend of $1.33 per share, totaling approximately $1.7 billion. In October 2021, our board of directors declared a quarterly common stock cash dividend of $1.47 per share, which represents an increase of approximately 11% from the quarterly common stock dividend declared during each of the first three quarters of 2021. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $5.88 per share, or an aggregate amount of approximately $2.5 billion. Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
◦We expect that, when compared to full year 2021, our full year 2022 site rental revenue growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
◦We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2022 based on the anticipated returns on such discretionary investments.
▪We expect that our discretionary capital expenditures will increase as we accelerate the pace of small cell deployments.
◦We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2022, consistent with historical annual levels.
◦In January 2022, we entered into the T-Mobile Agreement, which we expect to result in approximately $250 million of additional straight-lined revenues for the year ended December 31, 2022. See "Item 1A. Risk Factors" for a discussion of the future expected impact from the T-Mobile and Sprint network consolidation contemplated in the T-Mobile Agreement.

COVID-19
During the COVID-19 pandemic, and in accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure the viability of communications networks, which are essential to public health and safety. In response to the pandemic, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures included requiring work-from-home arrangements for a large portion of our workforce, imposing travel restrictions for our employees where practicable, canceling physical participation in certain meetings, events and conferences, forming an internal committee to monitor and implement procedures for the return of our workforce to an office setting, and other modifications to our business practices. We have re-opened our offices during the first quarter of 2022.
We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities, as advised by public health officials or that we determine are in the best interests of our employees, tenants, business partners and stockholders. See "Item 1A. Risk Factors" for further information.
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows for the year ended December 31, 2021. Given our access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 1A. Risk Factors" and "Item 7. MD&A—Liquidity and Capital Resources—Liquidity Position."

Results of Operations
The following discussion of our results of operations for 2021 compared to 2020 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2020 compared to 2019 that is not included in this 2021 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 22, 2021 .
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
Highlights of our results of operations for 2021, 2020 and 2019 are depicted below:

	Years Ended December 31,				Percent Change
(In millions of dollars)	2021	2020		2019	2021 vs. 2020	2020 vs. 2019
Site rental revenues:
Towers site rental revenues	$3,804	$3,497		$3,389	9%	3%
Fiber site rental revenues	1,915	1,823		1,704	5%	7%
Total site rental revenues	5,719	5,320		5,093	8%	4%
Site rental gross margin:
Towers site rental gross margin(a)	2,915	2,631		2,525	11%	4%
Fiber site rental gross margin(a)	1,282	1,203		1,145	7%	5%
Services and other gross margin:
Towers services and other gross margin(a)	187	71		147	163%	(52)%
Fiber services and other gross margin(a)	3	8		6	(63)%	33%
Segment operating profit:
Towers operating profit(a)	2,995	2,602		2,576	15%	1%
Fiber operating profit(a)	1,111	1,387	(b)	956	(20)%	45%
Income from continuing operations	1,158	1,056		860	10%	23%
Net income attributable to CCIC stockholders	1,096	1,056		860	4%	23%
Adjusted EBITDA(c)	3,816	3,706		3,299	3%	12%
(a)See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" and note 14 to our consolidated financial statements for our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)During the fourth quarter of 2020, T-Mobile notified us that it was cancelling approximately 5,700 small cell nodes initially contracted with Sprint ("Sprint Cancellation"). Fiber operating profit for the year ended December 31, 2020 is inclusive of $362 million of segment other operating income related to the Sprint Cancellation. See notes 2 and 15 to our consolidated financial statements for further information regarding the Sprint Cancellation.
(c)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2021 and 2020
Total site rental revenues for 2021 grew by $399 million, or 8%, from 2020. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$5,320
~$384
~$93
~$3
~$(170)
~$89
$5,719
2020 Site Rental Revenues
Plus: New Leasing Activity (a)
Plus: Cash Escalations
Plus: Acquisitions(b)
Less: Non-Renewals
Plus: Straight-Line Adjustment
2021 Site Rental Revenues

(a)Includes amortization of upfront payments received from long-term tenants and other deferred credits (commonly referred to as prepaid rent).
(b)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for 2021 were $3.8 billion and increased by $307 million, or 9%, from approximately $3.5 billion during 2020. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2021 were $1.9 billion and increased by $92 million, or 5%, from $1.8 billion from 2020. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2020 to 2021 was related to the previously-mentioned 9% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margins was predominately related to the previously-mentioned 5% increase in Fiber site rental revenues.
Towers services and other gross margin for 2021 was $187 million and increased by $116 million, or 163%, from $71 million during 2020, which is a reflection of the increased volume of activity from carriers' network enhancements and the volume and mix of services and other work.. Revenues from our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Towers operating profit for 2021 increased by $393 million, or 15%, from 2020. The increase in Towers operating profit was primarily related to the previously-mentioned increase in Towers site rental gross margin and the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit for 2021 decreased by $276 million, or 20%, from 2020. The decrease in Fiber operating profit was primarily caused by the absence of $362 million of operating income recognized from the Sprint Cancellation in 2020, partially offset by the previously-mentioned growth in our Fiber site rental revenues.

Depreciation, amortization and accretion was approximately $1.6 billion for 2021 and increased by $36 million, or 2%, from 2020. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Asset write-down charges for 2021 decreased by $53 million from 2020. Asset write-down charges in 2020 included the write-off of approximately $63 million in property and equipment which, following the Sprint Cancellation, we deemed to have no alternative future use.
Interest expense and amortization of deferred financing costs were $657 million for 2021 and decreased by $32 million, or 5%, from $689 million during 2020. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $145 million and $95 million for the years ended 2021 and 2020, respectively. See note 7 to our consolidated financial statements.
The provisions for income taxes for 2021 and 2020 were $21 million and $20 million, respectively. For both 2021 and 2020, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 to our consolidated financial statements.
Income from continuing operations was $1.2 billion during 2021 compared to $1.1 billion during 2020. The increase was related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) the previously-mentioned increase in Towers services activity and (3) the previously-mentioned decrease in interest expense and amortization of deferred financing costs, partially offset by (i) the previously-mentioned losses on retirement of long-term obligations and (ii) an increase in depreciation, amortization and accretion.
Loss from discontinued operations, net of tax, was $62 million during 2021 due to the ATO Settlement. See note 9 to our consolidated financial statements.
Net income attributable to CCIC stockholders increased by $40 million, or 4%, from 2020 to 2021. The increase was due to the previously-mentioned increase in income from continuing operations, partially offset by the previously-mentioned loss from discontinued operations, net of tax.
Adjusted EBITDA increased $110 million, or 3%, from 2020 to 2021. The increase was predominately related to the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers service activity, partially offset by the absence of the other operating income recognized in 2020 related to the Sprint Cancellation.

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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. We have no significant contractual debt maturities until 2023 (other than Commercial Paper Notes that may be outstanding from time to time and principal payments on certain outstanding debt).
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status," "Item 7. MD&A—General Overview" and note 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2021. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt as well as note 10 to our consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$466
Undrawn 2016 Revolver availability(b)	4,301
Debt and other long-term obligations (current and non-current)(c)	20,629
Total equity	8,258
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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $337 million (consisting of Commercial Paper Notes and principal payments), (2) cumulative common stock dividend payments expected to be at least $5.88 per share, or an aggregate amount of approximately $2.5 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2021	2020	2019
Net increase (decrease) in cash, cash equivalents and restricted cash
Operating activities	$2,789	$3,055	$2,698
Investing activities	(1,332)	(1,741)	(2,081)
Financing activities	(1,310)	(1,271)	(692)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	147	43	(75)
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	147	43	(75)
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations(a)	(62)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$85	$43	$(75)
(a)See note 9 to our consolidated financial statements for further information.
Operating Activities. The decrease in net cash provided by operating activities of $266 million for 2021 from 2020 was due primarily to (1) payment received as a result of the Sprint Cancellation in 2020 and (2) a net decrease from changes in working capital, offset by growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities. Net cash used for investing activities for 2021 decreased $409 million from 2020 primarily as a result of decreased discretionary capital expenditures in both our Towers and Fiber segments.
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

A summary of our capital expenditures for the last three years is as follows:

	For the Twelve Months Ended
(In millions of dollars)	December 31, 2021				December 31, 2020				December 31, 2019
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$64	$2	$—	$66	$64	$—	$—	$64	$53	$—	$—	$53
Communications infrastructure improvements and other capital projects(a)	138	905	33	1,076	257	1,179	38	1,474	452	1,427	—	1,879
Sustaining	19	49	19	87	14	53	19	86	38	46	32	116
Integration	—	—	—	—	—	—	—	—	—	—	9	9
Total	$221	$956	$52	$1,229	$335	$1,232	$57	$1,624	$543	$1,473	$41	$2,057
(a)Towers segment includes $65 million, $113 million and $208 million of capital expenditures incurred during the twelve months ended December 31, 2021, 2020 and 2019, respectively, in connection with tenant installations and upgrades on our towers.
Capital expenditures decreased from 2020 to 2021 and were primarily impacted by the completion of certain large fiber expansion projects during 2020 as well as the timing of Towers and Fiber tenant activity. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2022 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.88 per share over the next 12 months, or an aggregate amount of approximately $2.5 billion), (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 7, 10 and 17 to our consolidated financial statements.
In 2021, our financing activities predominately related to the following:
•paying an aggregate of $2.4 billion in dividends on our common stock;
•issuing $3.25 billion aggregate principal amount of senior unsecured notes in February 2021, the net proceeds of which were used to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A;
•issuing $750 million aggregate principal amount of senior unsecured notes in June 2021, the net proceeds of which were used to (1) to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1, Class C-2022, (2) to repay outstanding indebtedness under the CP Program and (3) for general corporate purposes.
•entering into an amendment to the 2016 Credit Facility in June 2021 that provided for, among other things, (1) the extension of the maturity date of the Credit Facility from June 2024 to June 2026, (2) reductions to the interest rate spread and unused commitment fee percentage upon meeting specified annual sustainability targets and increases to the interest rate spread and unused commitment fee percentage upon the failure to meet specified annual sustainability thresholds and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee.
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
ATM Program. We previously maintained a 2018 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. In March 2021, we terminated the formerly outstanding 2018 ATM Program with the entire gross sales price of $750 million remaining unsold.
In March 2021, we established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2021 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2021 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. See also note 10 to our consolidated financial statements. As of February 18, 2022, we had approximately $750 million of gross sales of common stock availability remaining on our 2021 ATM Program.
Mandatory Convertible Preferred Stock. In July and August 2020, all of our approximately 2 million shares of 6.875% Mandatory Convertible Preferred Stock then outstanding were converted into approximately 14 million shares of our common stock at a conversion rate (based on the applicable market value of our common stock and subject to certain anti-dilutive adjustments) of 8.8043 shares of common stock for each share of 6.875% Mandatory Convertible Preferred Stock. See note 10 to our consolidated financial statements for further discussion of the July and August conversions into shares of our common stock.
Credit Facility. See note 7 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 18, 2022, there was approximately $5.0 billion in availability under the 2016 Revolver. The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, the repayment or repurchase of any outstanding indebtedness, acquisitions and purchases of our common stock.
Commercial Paper Program. See note 7 to our consolidated financial statements for further information regarding our CP Program. As of February 18, 2022, the CP Program had $866 million outstanding. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, the repayment or repurchase of any outstanding indebtedness, acquisitions and purchases of our common stock.
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
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2021. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2022	2023	2024	2025	2026	Thereafter	Totals
Debt and other long-term obligations(a)	$338	$1,841	$844	$637	$1,659	$15,478	$20,797
Interest payments on debt and other long-term obligations(b)(c)	647	645	611	605	550	6,421	9,479
Lease obligations(d)	556	553	545	530	520	5,749	8,453
Total material cash requirements	$1,541	$3,039	$2,000	$1,772	$2,729	$27,648	$38,729
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

(b)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2043 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The full year 2021 Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes was approximately $933 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(c)Interest payments on the variable rate debt are based on estimated rates currently in effect. See "Item 1A. Risk Factors" for additional information about the anticipated discontinuation of LIBOR, which may impact the interest rates on our variable rate debt. Additionally, see note 7 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
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
The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2021. As of December 31, 2021, the leases for land interests under our towers had an average remaining life of approximately 36 years, weighted based on Towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining land interests under our towers.
(a)Inclusive of fee interests and perpetual easements.
(b)For the year ended December 31, 2021, without consideration of the term of the tenant contract.

Debt Covenants
Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the Credit Agreement as of December 31, 2021.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2021
CCIC	Total Net Leverage Ratio	≤ 6.50x	5.4x
CCIC	Total Senior Secured Leverage Ratio	≤ 3.50x	0.7x
CCIC	Consolidated Interest Coverage Ratio(c)	N/A	N/A

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. The critical accounting policies and estimates for 2021 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.
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
We recognize a right-of-use ("ROU") asset (and, as applicable, a corresponding lease liability) for each of our operating leases. ROU assets represent our right to use an underlying asset for the estimated lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use our incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.

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
Revenue Recognition. 90% of our total revenue for 2021 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally ranging from five to 15 years for site rental revenues derived from wireless tenants and three to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "Other current assets" and "Deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represented 10% of our total revenues for 2021. Services and other revenue consists predominately of (1) site development services primarily relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Acquisitions — Valuation. As of December 31, 2021, our largest asset was property and equipment (which primarily consists of communications infrastructure) followed by goodwill, operating lease ROU assets and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets.
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
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or small cells or remediate the land. We do not record an obligation for asset retirement activities related to its fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made.
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
For purposes of our Towers segment, we utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships:
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
For purposes of our Fiber segment, we consider major U.S. markets where we have made significant investments to be the most appropriate level for purposes of grouping our long-lived assets for potential impairment evaluation.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2021, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the associated estimated future cash flows (undiscounted) from an asset group's carrying amount is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our communications infrastructure and (2) estimates regarding tenant cancellations and renewals of tenant contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.

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
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Our reporting units are the same as our operating segments (Towers and Fiber). See note 14 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2021, which resulted in no impairments.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs.  Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2021 relates to TRSs.  Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization.  See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.
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

	Years Ended December 31,
(In millions of dollars)	2021	2020	2019
Income (loss) from continuing operations	$1,158	$1,056	$860
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	21	74	19
Acquisition and integration costs	1	10	13
Depreciation, amortization and accretion	1,644	1,608	1,572
Amortization of prepaid lease purchase price adjustments	18	18	20
Interest expense and amortization of deferred financing costs	657	689	683
(Gains) losses on retirement of long-term obligations	145	95	2
Interest income	(1)	(2)	(6)
Other (income) expense	21	5	(1)
(Benefit) provision for income taxes	21	20	21
Stock-based compensation expense	131	133	116
Adjusted EBITDA(a)	$3,816	$3,706	$3,299
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. As of December 31, 2021 and December 31, 2020, we had no interest rate swaps.
Our interest rate risk as of December 31, 2021 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our $20.8 billion in existing debt, compared to $19.7 billion in the prior year;
•our $2.2 billion of floating rate debt representing approximately 10% of total debt, compared to 9% in the prior year; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
Potential Refinancing of Existing Debt
We have no significant contractual debt maturities (or anticipated repayment dates on our Tower Revenue Notes) over the next 12 months, other than Commercial Paper Notes that may be outstanding from time to time and principal payments on certain outstanding debt. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2021 and a discussion of anticipated repayment dates.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2021, we had $2.2 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12-month period would increase our interest expense by approximately $3 million. As of December 31, 2020, we had approximately $1.9 billion of floating rate debt, none of which had LIBOR floors. See also "Item 1A. Risk Factors" for a discussion related to the anticipated discontinuation of LIBOR.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2021. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2022		2023	2024	2025	2026	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$42		$1,787	$782	$529	$27	$15,478	$18,645	$19,436
Average interest rate(b)(c)(d)	4.3%		3.6%	3.3%	1.5%	4.8%	3.9%	3.8%
Variable rate debt(e)	$296	(f)	$54	$62	$108	$1,632	$—	$2,152	$2,152
Average interest rate(e)	0.6%		2.4%	2.7%	2.8%	2.8%	—%	2.5%
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
(d)    If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2043 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2021 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $933 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)    Predominately consists of our senior unsecured term loan A facility ("2016 Term Loan A") and our 2016 Revolver borrowings, each of which matures in 2026. See "Item 1A. Risk Factors" for additional information about the anticipated discontinuation of LIBOR, which may impact the interest rates on our variable rate debt. Additionally, see note 7 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)    Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Crown Castle International Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Towers Segment

As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized $3,804 million in site rental revenues and $601 million in services and other revenues from its Towers segment for the year ended December 31, 2021. The Company generates site rental revenues from its core business by providing tenants with access to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, noncancelable term of the relevant tenant contract. The Company also offers certain services primarily relating to its Towers segment, predominately consisting of (i) site development services and (ii) installation services. The transaction price for the Company's tower installation services consists of amounts for (i) permanent improvements to the Company's towers that represent a lease component and (ii) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues.

The principal considerations for our determination that performing procedures relating to revenue recognition for the Towers segment is a critical audit matter are the significant auditor subjectivity and effort in performing procedures and evaluating the audit evidence obtained related to tenant contracts and installation service agreements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for Towers. These procedures also included, among others (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining tenant contracts and installation service agreements on a test basis and (ii) testing the appropriateness of the timing and amount of revenue recognized based on contractual terms and estimated lease term for selected tenant contracts and installation service agreements.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2022

We have served as the Company’s auditor since 2011.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$292	$232
Restricted cash	169	144
Receivables, net of allowance of $17 and $17, respectively	543	431
Prepaid expenses	105	95
Other current assets	145	202
Total current assets	1,254	1,104
Deferred site rental receivables	1,588	1,408
Property and equipment, net	15,269	15,162
Operating lease right-of-use assets	6,682	6,464
Goodwill	10,078	10,078
Site rental contracts and tenant relationships, net	3,982	4,365
Other intangible assets, net	64	68
Other assets, net	123	119
Total assets	$39,040	$38,768
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246	$230
Accrued interest	182	199
Deferred revenues	776	704
Other accrued liabilities	401	378
Current maturities of debt and other obligations	72	129
Current portion of operating lease liabilities	349	329
Total current liabilities	2,026	1,969
Debt and other long-term obligations	20,557	19,151
Operating lease liabilities	6,031	5,808
Other long-term liabilities	2,168	2,379
Total liabilities	30,782	29,307
Commitments and contingencies (see note 12)
CCIC stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: December 31, 2021—432 and December 31, 2020—431	4	4
Additional paid-in capital	18,011	17,933
Accumulated other comprehensive income (loss)	(4)	(4)
Dividends/distributions in excess of earnings	(9,753)	(8,472)
Total equity	8,258	9,461
Total liabilities and equity	$39,040	$38,768

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net revenues:
Site rental	$5,719	$5,320	$5,093
Services and other	621	520	670
Net revenues	6,340	5,840	5,763
Operating expenses:
Costs of operations:(a)
Site rental	1,554	1,521	1,462
Services and other	439	448	524
Selling, general and administrative	680	678	614
Asset write-down charges	21	74	19
Acquisition and integration costs	1	10	13
Depreciation, amortization and accretion	1,644	1,608	1,572
Total operating expenses	4,339	4,339	4,204
Other operating (income) expense (see note 15)	—	(362)	—
Operating income (loss)	2,001	1,863	1,559
Interest expense and amortization of deferred financing costs	(657)	(689)	(683)
Gains (losses) on retirement of long-term obligations	(145)	(95)	(2)
Interest income	1	2	6
Other income (expense)	(21)	(5)	1
Income (loss) before income taxes	1,179	1,076	881
Benefit (provision) for income taxes	(21)	(20)	(21)
Income (loss) from continuing operations	1,158	1,056	860
Discontinued operations (see note 9):
Net gain (loss) from disposal of discontinued operations, net of tax	(62)	—	—
Income (loss) from discontinued operations, net of tax	(62)	—	—
Net income (loss) attributable to CCIC stockholders	1,096	1,056	860
Dividends/distributions on preferred stock	—	(57)	(113)
Net income (loss) attributable to CCIC common stockholders	$1,096	$999	$747
Net income (loss)	$1,096	$1,056	$860
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	—
Total other comprehensive income (loss)	—	1	—
Comprehensive income (loss) attributable to CCIC stockholders	$1,096	$1,057	$860
Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$2.68	$2.36	$1.80
Income (loss) from discontinued operations, basic	(0.14)	—	—
Net income (loss) attributable to CCIC common stockholders—basic	$2.54	$2.36	$1.80
Income (loss) from continuing operations, diluted	$2.67	$2.35	$1.79
Income (loss) from discontinued operations, diluted	(0.14)	—	—
Net income (loss) attributable to CCIC common stockholders—diluted	$2.53	$2.35	$1.79
Weighted-average common shares outstanding:
Basic	432	423	416
Diluted	434	425	418
(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Income (loss) from continuing operations	$1,158	$1,056	$860
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,644	1,608	1,572
(Gains) losses on retirement of long-term obligations	145	95	2
Amortization of deferred financing costs and other non-cash interest, net	13	6	1
Stock-based compensation expense	129	138	117
Asset write-down charges	21	74	19
Deferred income tax (benefit) provision	4	3	2
Other non-cash adjustments, net	21	5	(2)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(17)	31	21
Increase (decrease) in accounts payable	15	(77)	19
Increase (decrease) in other liabilities	(118)	(65)	254
Decrease (increase) in receivables	(113)	166	(96)
Decrease (increase) in other assets	(113)	15	(71)
Net cash provided by (used for) operating activities	2,789	3,055	2,698
Cash flows from investing activities:
Capital expenditures	(1,229)	(1,624)	(2,057)
Payments for acquisitions, net of cash acquired	(111)	(107)	(17)
Other investing activities, net	8	(10)	(7)
Net cash provided by (used for) investing activities	(1,332)	(1,741)	(2,081)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,985	3,733	1,894
Principal payments on debt and other long-term obligations	(1,076)	(105)	(86)
Purchases and redemptions of long-term debt	(2,089)	(2,490)	(12)
Borrowings under revolving credit facility	1,245	2,430	2,110
Payments under revolving credit facility	(870)	(2,665)	(2,660)
Net issuances (repayments) under commercial paper program	(20)	130	155
Payments for financing costs	(42)	(38)	(24)
Purchases of common stock	(70)	(76)	(44)
Dividends/distributions paid on common stock	(2,373)	(2,105)	(1,912)
Dividends/distributions paid on preferred stock	—	(85)	(113)
Net cash provided by (used for) financing activities	(1,310)	(1,271)	(692)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	147	43	(75)
Discontinued operations (see note 9):
Net cash provided by (used for) operating activities	(62)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	(62)	—	—
Effect of exchange rate changes on cash	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	381	338	413
Cash, cash equivalents, and restricted cash at end of period	$466	$381	$338

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	154	—	—	154
Purchases and retirement of common stock	—	—	—	—	(76)	—	—	(76)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(2,106)	(2,106)
Preferred stock dividends/distributions	—	—	—	—	—	—	(57)	(57)
Conversion of preferred stock to common stock (see note 10)	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	1,056	1,056
Balance, December 31, 2020	431	$4	—	$—	$17,933	$(4)	$(8,472)	$9,461
(a)See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			AOCI
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	—	—	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	—	—	148	—	—	148
Purchases and retirement of common stock	—	—	—	—	(70)	—	—	(70)
Common stock dividends/distributions	—	—	—	—	—	—	(2,377)	(2,377)
Net income (loss)	—	—	—	—	—	—	1,096	1,096
Balance, December 31, 2021	432	$4	—	—	$18,011	$(4)	$(9,753)	$8,258

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

2.    Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2021.
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
ROU assets associated with finance leases are included in "Property and equipment, net" on the Company's consolidated balance sheet. Lease liabilities associated with finance leases are included in "Current maturities of debt and other obligations" and "Debt and other long-term obligations" on the Company's consolidated balance sheet. For both its Towers and Fiber segments, the Company measures the lease liability for finance leases using the effective interest method. The initial lease liability is increased to reflect interest on the liability and decreased to reflect payments made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant periodic discount rate on the remaining balance of the liability. The Company depreciates ROU assets for finance leases on a ratable basis over the applicable lease term.
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
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2021, 2020 and 2019, the Company had $238 million, $270 million and $246 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $19 million, $77 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively. Asset write-down charges for the year ended December 31, 2020 included the write-off of property and equipment of approximately $63 million which, following the Sprint Cancellation, was deemed to have no alternative future use. See note 15 for further information regarding the Sprint Cancellation.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2021, which resulted in no impairments.

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
Site rental revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $92 million and $152 million included in "Other current assets" and non-current amounts of $1.6 billion and $1.4 billion included in "Deferred site rental receivables" for the years ended December 31, 2021 and 2020, respectively. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
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
Additional information on revenues. As of January 1, 2021 and December 31, 2021, a total of $2.8 billion and $2.6 billion of unrecognized revenue, respectively, was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2021, approximately $595 million of the January 1, 2021 unrecognized revenue balance was recognized as revenue. As of January 1, 2020, a total of $2.9 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2020, approximately $575 million of the January 1, 2020 unrecognized revenue balance was recognized as revenue.
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

	Years Ended December 31,
	2021	2020	2019
Interest expense on debt obligations	$644	$683	$682
Amortization of deferred financing costs and adjustments on long-term debt, net	25	23	21
Capitalized interest	(12)	(17)	(20)
Total	$657	$689	$683
The Company amortizes deferred financing costs, discounts and premiums over the estimated term of the related borrowing using the effective interest yield method. Deferred financing costs and discounts are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local and foreign taxes on its income, including (1) taxes on any undistributed income and (2) taxes related to the TRSs, In addition, the Company could under certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2021 and 2020, the Company has not recorded any material penalties related to its income tax positions. See note 9.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, per common share, excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2021, 2020 and 2019, diluted net income (loss) attributable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
CCIC common stockholders, per common share, is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon (1) the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as applicable, as determined under the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations	$1,158	$1,056	$860
Dividends/distributions on preferred stock	—	(57)	(113)
Income (loss) from continuing operations attributable to CCIC common stockholders for basic and diluted computations	$1,158	$999	$747

Income (loss) from discontinued operations, net of tax	$(62)	$—	$—
Net income (loss) attributable to CCIC common stockholders	$1,096	$999	$747

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	432	423	416
Effect of assumed dilution from potential issuance of common shares relating to RSUs	2	2	2
Diluted weighted-average number of common shares outstanding	434	425	418

Net income (loss) attributable to CCIC common stockholders, per common share:
Income (loss) from continuing operations, basic	$2.68	$2.36	$1.80
Income (loss) from discontinued operations, basic	(0.14)	—	—
Net income (loss) attributable to CCIC common stockholders—basic	$2.54	$2.36	$1.80
Income (loss) from continuing operations, diluted	$2.67	$2.35	$1.79
Income (loss) from discontinued operations, diluted	(0.14)	—	—
Net income (loss) attributable to CCIC common stockholders—diluted	$2.53	$2.35	$1.79

Dividends/distributions declared per share of common stock	$5.46	$4.93	$4.58
For the year ended December 31, 2019, 14 million common share equivalents related to the Company's previously outstanding 6.875% Convertible Preferred Stock were excluded from the dilutive common shares, because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of each respective year. See note 10 for further discussion of the Company's previously outstanding 6.875% Convertible Preferred Stock.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2020 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2021 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2021. As of December 31, 2021, the weighted-average remaining term of tenant contracts is approximately five years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Contracted amounts(a)	$4,551	$4,013	$3,499	$3,355	$3,239	$12,689	$31,346
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

4.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2021	2020
Land(a)	—	$2,259	$2,171
Buildings	40 years	218	147
Communications infrastructure assets	1-20 years	23,289	22,027
Information technology assets and other	2-7 years	587	557
Construction in process	—	853	1,063
Total gross property and equipment		27,206	25,965
Less: accumulated depreciation		(11,937)	(10,803)
Total property and equipment, net		$15,269	$15,162
(a)Includes land owned through fee interests and perpetual easements.
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.2 billion, $1.2 billion and $1.1 billion, respectively. See note 13 for a discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
5.Goodwill and Intangible Assets
Goodwill
There were no changes in the carrying value of goodwill during the years ended December 31, 2021 and 2020.
Intangibles
The following is a summary of the Company's intangible assets.

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,854	$(3,872)	$3,982	$7,797	$(3,432)	$4,365
Other intangible assets	143	(79)	64	143	(75)	68
Total	$7,997	$(3,951)	$4,046	$7,940	$(3,507)	$4,433
Amortization expense related to intangible assets is classified as "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss) and was $444 million, $439 million, and $428 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2022 to 2026 is as follows:

	Years Ending December 31,
	2022	2023	2024	2025	2026
Estimated annual amortization	$447	$445	$396	$374	$370

6.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	December 31,
	2021	2020
Deferred rental revenues	$1,568	$1,707
Deferred credits, net	311	375
Asset retirement obligation	269	259
Deferred income tax liabilities	14	11
Other long-term liabilities	6	27
Total	$2,168	$2,379
Pursuant to its ground lease, easement and leased facility agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space on which its communications infrastructure is located. Accretion expense related to liabilities for retirement obligations amounted to $20 million, $18 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.0 billion. See note 2.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $54 million, $58 million and $65 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The following table summarizes the estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2022 to 2026 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Years Ending December 31,
	2022	2023	2024	2025	2026
Below-market tenant leases	$49	$45	$41	$33	$25
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $192 million as of both December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

7.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of December 31, 2021.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
					2021		2020	2021	(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$998		$997	3.9%
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		53		60	9.0%
Tower Revenue Notes, Series 2015-1	May 2015		May 2042	(b)(c)	—		299	N/A
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(b)(c)	249		248	3.7%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)(c)	696		695	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)(c)	744		743	4.2%
Finance leases and other obligations	Various		Various	(d)	242		236	Various	(d)
Total secured debt					2,982		3,278
2016 Revolver	Jan. 2016		June 2026		665	(e)	290	1.2%	(f)
2016 Term Loan A	Jan. 2016		June 2026		1,222		2,252	1.2%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	265		285	0.5%
5.250% Senior Notes	Oct. 2012		Jan. 2023		—		1,646	N/A
3.150% Senior Notes	Jan. 2018		July 2023		747		746	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		747		745	3.2%
1.350% Senior Notes	June 2020		July 2025		496		494	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		895		894	4.5%
3.700% Senior Notes	May 2016		June 2026		746		745	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		990		—	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		496		496	4.0%
3.650% Senior Notes	Aug. 2017		Sept. 2027		995		994	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		992		991	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		593		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		544	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		738		737	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,089		1,088	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		988		—	2.1%
2.500% Senior Notes	June 2021		July 2031		741		—	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,233		—	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		489	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		889	3.3%
Total unsecured debt					$17,647		$16,002
Total debt and other obligations					$20,629		$19,280
Less: current maturities and short-term debt and other current obligations					$72		$129
Non-current portion of long-term debt and other long-term obligations					$20,557		$19,151
(a)Represents the weighted-average stated interest rate.
(b)The Tower Revenue Notes, Series 2015-2 ("May 2015 Tower Revenue Notes") and Tower Revenue Notes, Series 2018-1 and 2018-2 ("July 2018 Tower Revenue Notes") are collectively referred to herein as "Tower Revenue Notes."
(c)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2021, the Tower Revenue Notes have principal amounts of $250 million, $700 million and $750 million, with anticipated repayment dates in 2023, 2025 and 2028, respectively.
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
(e)As of December 31, 2021, the undrawn availability under the 2016 Revolver was $4.3 billion.
(f)Both the 2016 Revolver and 2016 Term Loan A bear interest, at our option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See further discussion below regarding (1) potential adjustments to such percentages and (2) LIBOR transition provisions.
(g)The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issuance.
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
In April 2019, the Company established a commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes ("Commercial Paper Notes"). Commercial Paper Notes may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. For the year ended December 31, 2021, the Company had net issuances of $265 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
In June 2019, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver by $750 million, for total 2016 Revolver commitments of $5.0 billion, and (2) extend the maturity of the Credit Facility from June 2023 to June 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
In June 2021, the Company entered into an amendment to the Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the Credit Facility from June 2024 to June 2026, (2) reductions to the interest rate spread ("Spread") and unused commitment fee ("Commitment Fee") percentage upon meeting specified annual sustainability targets ("Targets") and increases to the Spread and Commitment Fee percentage upon the failure to meet specified annual sustainability thresholds ("Thresholds") and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. The Spread and Commitment Fee are subject to an upward adjustment of up to 0.05% and 0.01%, respectively, if the Company fails to achieve the Thresholds. The Spread and Commitment Fee are subject to a downward adjustment of up to 0.05% and 0.01%, respectively, if the Company achieves the Targets. In January 2022, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of December 31, 2021, and, as such, the Spread and Commitment Fee percentage were reduced for 2022.
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
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("May 2015 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's then outstanding Tower Revenue Notes. The May 2015 Tower Revenue Notes originally consisted of (1) $300 million aggregate principal amount of 3.222% senior secured tower revenue notes with an anticipated repayment date of May 2022 and a final maturity date of May 2042 and (2) $700 million aggregate principal amount of 3.663% senior secured tower revenue notes with an anticipated repayment date of May 2025 and a final maturity date of May 2045. The Company primarily used the net proceeds of the May 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of the formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL"), to (1) repay $250 million aggregate principal amount of the previously outstanding August 2010 Tower Revenue Notes, which had an anticipated repayment date of August 2015, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses. In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes (as defined below) offering to repay $300 million of the May 2015 Tower Revenue Notes which had an anticipated repayment date of May 2022.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2021, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $855 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.

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
Bonds—Senior Notes
In February 2021, the Company issued $3.25 billion aggregate principal amount of senior unsecured notes ("February 2021 Senior Notes"), which consisted of (1) $1.0 billion aggregate principal amount of 1.050% senior unsecured notes due July 2026, (2) $1.0 billion aggregate principal amount of 2.100% senior unsecured notes due April 2031 and (3) $1.25 billion aggregate principal amount of 2.900% senior unsecured notes due April 2041. The Company used the net proceeds from the February 2021 Senior Notes offering to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A.
In June 2021, the Company issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes offering (1) to repay outstanding Commercial Paper Notes and (2) for general corporate purposes. In July 2021, the Company used a portion of the net proceeds to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1.

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
In January 2018, the Company issued $750 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 and $1.0 billion aggregate principal amount of 3.800% senior unsecured notes due February 2028 (collectively, "January 2018 Senior Notes"). The Company used the net proceeds of the January 2018 Senior Notes offering to repay (1) in full the previously outstanding January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver.

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
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consisted of (1) $250 million aggregate principal amount of additional 3.400% Senior Notes pursuant to the same indenture as the 3.400% Senior Notes issued in the February 2016 Senior Notes offering and (2) $750 million aggregate principal amount of 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"). The Company used the net proceeds from the May 2016 Senior Notes offering to repay in full the previously outstanding Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
In October 2012, the Company issued $1.65 billion aggregate principal amount of 5.250% senior unsecured notes due 2023 ("5.250% Senior Notes"). The Company used the net proceeds from the 5.250% Senior Notes offering to partially fund the T-Mobile Acquisition.
Each of the 4.450% Senior Notes, May 2016 Senior Notes, 4.000% Senior Notes, 4.750% Senior Notes, August 2017 Senior Notes, January 2018 Senior Notes, February 2019 Senior Notes, August 2019 Senior Notes, April 2020 Senior Notes, June 2020 Senior Notes, February 2021 Senior Notes and June 2021 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2021, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2022		2023	2024	2025	2026	Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
Scheduled principal payments and final maturities	$338	(a)	$1,841	$844	$637	$1,659	$15,478	$20,797	$(168)	$20,629
(a)Predominately consists of outstanding indebtedness under the CP Program. Such amounts may be issued, repaid or re-issued from time to time.
Debt Purchases and Redemptions
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
5.250% Senior Notes	$1,650	$1,789	$(143)
2016 Term Loan A	—	—	(1)
Tower Revenue Notes, Series 2015-1	300	300	(1)
Total	$1,950	$2,089	$(145)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2020
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
3.400% Senior Notes	$850	$863	$(13)
2.250% Senior Notes	700	714	(16)
4.875% Senior Notes	850	913	(66)
Total	$2,400	$2,490	$(95)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.

	Year Ended December 31, 2019
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
Secured Notes, Series 2009-1, Class A-1	$12	$12	$(1)
2016 Term Loan A	—	—	(1)
Total	$12	$12	$(2)
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

	Level in Fair Value Hierarchy	December 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$292	$292	$232	$232
Restricted cash, current and non-current	1	174	174	149	149
Liabilities:
Total debt and other obligations	2	20,629	21,588	19,280	21,302

9.Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2021	2020	2019
Domestic	$1,144	$1,046	$850
Foreign(a)	35	30	31
Total	$1,179	$1,076	$881
(a)Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(5)	$(6)	$(6)
Foreign	(8)	(6)	(8)
State	(4)	(5)	(5)
Total current	(17)	(17)	(19)
Deferred:
Foreign	(4)	(3)	(2)
Total deferred	(4)	(3)	(2)
Total tax benefit (provision)	$(21)	$(20)	$(21)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2021	2020	2019
Benefit (provision) for income taxes at statutory rate	$(248)	$(225)	$(185)
Tax effect of foreign income (losses)	—	—	1
Tax adjustment related to REIT operations	243	219	178
State tax (provision) benefit, net of federal	(4)	(5)	(5)
Foreign tax	(12)	(9)	(10)
Total	$(21)	$(20)	$(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred income tax liabilities:
Property and equipment	$7	$7
Deferred site rental receivable	8	7
Total deferred income tax liabilities	15	14
Deferred income tax assets:
Intangible assets	1	3
Net operating loss carryforwards(a)	13	15
Straight-line rent expense liability	4	3
Accrued liabilities	6	6
Other	2	2
Total deferred income tax assets, net	26	29
Net deferred income tax asset (liabilities)	$11	$15
(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2021			December 31, 2020
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$25	$—	$25	$25	$—	$25
State	1	—	1	1	—	1
Foreign	(15)	—	(15)	(11)	—	(11)
Total	$11	$—	$11	$15	$—	$15
At December 31, 2021, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.6 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $34 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs expire starting in 2022 and ending in 2036, and the foreign NOLs expire starting in 2023 and ending in 2036. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired.
As of December 31, 2021, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination.
On April 26, 2021, the Company entered into an agreement in principle with the Australian Taxation Office ("ATO") to pay A$83 million to settle the previously disclosed outstanding audit of the Australian tax consequences of the Company’s 2015 sale of Crown Castle Australia Holdings Pty Ltd ("CCAL"), formerly a 77.6% owned Australian subsidiary of the Company ("ATO Settlement"). The sale of CCAL generated approximately $1.2 billion in net proceeds to the Company, and resulted in a gain from the disposal of discontinued operations of $979 million for the year ended December 31, 2015.
On June 16, 2021, the Company entered into a definitive settlement agreement with the ATO evidencing the ATO Settlement. On July 1, 2021, the Company paid approximately $62 million (A$83 million), based on the exchange rate in effect on that date, pursuant to the ATO Settlement. The Company recognized the ATO Settlement as a charge within discontinued operations in its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
as this amount represented a reduction to the gain from the disposal of discontinued operations previously reported during the year ended December 31, 2015. The Company reflected the payment pursuant to the ATO Settlement within discontinued operations in the Company's consolidated statement of cash flows for the year ended December 31, 2021.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2021. Additionally, the Company does not believe any such additional assessments arising from other examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2021, the Company's deferred tax assets are included in "Other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.

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
Declaration and Payment of Dividends
During the year ended December 31, 2021, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 18, 2021	March 15, 2021	March 31, 2021	$1.33	$581
Common Stock	May 21, 2021	June 14, 2021	June 30, 2021	$1.33	$579
Common Stock	August 5, 2021	September 15, 2021	September 30, 2021	$1.33	$578
Common Stock	October 18, 2021	December 15, 2021	December 31, 2021	$1.47	$639
(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 17 for a discussion of the Company's common stock dividend declared in February 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2021 on the Company's common stock .

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 31, 2021	$1.330000	$0.784306	$0.012321	$0.771985	$0.545694
Common Stock	June 30, 2021	$1.330000	$0.784306	$0.012321	$0.771985	$0.545694
Common Stock	September 30, 2021	$1.330000	$0.784306	$0.012321	$0.771985	$0.545694
Common Stock	December 31, 2021	$1.470000	$0.866865	$0.013617	$0.853248	$0.603135
(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2021, 2020 and 2019, the Company purchased 0.4 million, 0.5 million and 0.4 million shares of common stock, respectively, utilizing $70 million, $76 million and $44 million in cash, respectively.

11.Stock-based Compensation
Stock Compensation Plans
Pursuant to a stockholder approved plan, the Company has and is permitted to grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2021, the Company has approximately 7 million shares available for future issuance pursuant to its 2013 Long-Term Incentive Plan ("LTI Plan"). Of the shares remaining available for future issuance, approximately 2 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of the Company's common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual performance awards that generally include provisions for forfeiture by the employee if certain market performance of the Company's common stock (as further described below) is not achieved, (2) new hire or promotional awards that generally contain only service-based vesting conditions and (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.
The following is a summary of the RSU activity during the year ended December 31, 2021.

RSUs
(In millions)
Outstanding at the beginning of year	2
Granted	1
Vested	(1)
Forfeited	—
Outstanding at end of year	2
The Company granted approximately one million RSUs to the Company's executives and certain other employees for each of the years ended December 31, 2021, 2020 and 2019. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2021, 2020 and 2019 was $155.01, $160.78 and $106.55 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2021 was approximately 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Of the approximately one million RSUs granted during the year ended December 31, 2021, (1) approximately 0.6 million RSUs were subject to time-based vesting conditions, vesting over a three-year period and (2) approximately 0.4 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon (a) the Company's total stockholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (b) the Company's total stockholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Risk-free rate	0.2%	1.4%	2.5%
Expected volatility	30%	19%	18%
Expected dividend rate	3.4%	3.5%	4.0%
The Company recognized aggregate stock-based compensation expense related to RSUs of $110 million, $111 million and $96 million for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2021 is $97 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested during the years ended December 31, 2021, 2020 and 2019.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2021	1	$199
2020	1	220
2019	1	135
Stock-based Compensation
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Site rental costs of operations	$14	$16	$19
Services and other costs of operations	8	8	7
Selling, general and administrative expenses	109	109	90
Total stock-based compensation	$131	$133	$116

12.Commitments and Contingencies
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

13.Leases
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2021 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease expense(a)	$646	$640	$632
Variable lease expense(b)	164	153	149
Total lease expense(c)	$810	$793	$781
(a)Represents the Company's operating lease expense related to its ROU assets for the twelve months ended December 31, 2021, 2020 and 2019.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the twelve months ended December 31, 2021, 2020 and 2019. Such contingencies are recognized as expense in the period they are resolved.
(c)Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T and T-Mobile, including agreements assumed by T-Mobile in connection with its merger with Sprint, and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.3 billion and $2.5 billion, respectively, as of December 31, 2021. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.4 billion and $2.3 billion, respectively, as of December 31, 2020. For the twelve months ended December 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
and 2020, the Company recorded $200 million and $211 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2021, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 3.4%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2021:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)	$556	$553	$545	$530	$520	$5,749	$8,453	$(2,073)	$6,380
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
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's more than 80,000 route miles of fiber primarily supporting small cell networks and fiber solutions geographically dispersed throughout the U.S.
The measurements of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense and prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense recorded in consolidated services and other costs of operations. The Company defines segment operating profit as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2021
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,804	$1,915		$5,719
Segment services and other revenues	601	20		621
Segment revenues	4,405	1,935		6,340
Segment site rental costs of operations	889	633		1,522
Segment services and other costs of operations	414	17		431
Segment costs of operations(a)(b)	1,303	650		1,953
Segment site rental gross margin	2,915	1,282		4,197
Segment services and other gross margin	187	3		190
Segment selling, general and administrative expenses(b)	107	174		281
Segment operating profit (loss)	2,995	1,111		4,106
Other selling, general and administrative expenses(b)			$290	290
Stock-based compensation expense			131	131
Depreciation, amortization and accretion			1,644	1,644
Interest expense and amortization of deferred financing costs			657	657
Other (income) expenses to reconcile to income (loss) before income taxes(c)			205	205
Income (loss) before income taxes				$1,179
Capital expenditures	$221	$956	$52	$1,229
Total assets (at year end)	$22,318	$15,876	$846	$39,040
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2021 excludes (1) stock-based compensation expense of $22 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2021, segment selling, general and administrative expenses exclude stock-based compensation expense of $109 million.
(c)See consolidated statement of operations for further information.

	Year Ended December 31, 2020
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,497	$1,823		$5,320
Segment services and other revenues	500	20		520
Segment revenues	3,997	1,843		5,840
Segment site rental costs of operations	866	620		1,486
Segment services and other costs of operations	429	12		441
Segment costs of operations(a)(b)	1,295	632		1,927
Segment site rental gross margin	2,631	1,203		3,834
Segment services and other gross margin	71	8		79
Segment selling, general and administrative expenses(b)	100	186		286
Segment other operating (income) expense(c)	—	(362)		(362)
Segment operating profit (loss)	2,602	1,387		3,989
Other selling, general and administrative expenses(b)			$283	283
Stock-based compensation expense			133	133
Depreciation, amortization and accretion			1,608	1,608
Interest expense and amortization of deferred financing costs			689	689
Other (income) expenses to reconcile to income (loss) before income taxes(d)			200	200
Income (loss) before income taxes				$1,076
Capital expenditures	$335	$1,232	$57	$1,624
Total assets (at year end)	$22,242	$15,746	$780	$38,768
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2020 excludes (1) stock-based compensation expense of $24 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2020, segment selling, general and administrative expenses exclude stock-based compensation expense of $109 million.
(c)See note 15 for further information.
(d)See consolidated statement of operations for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2019
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,389	$1,704		$5,093
Segment services and other revenues	653	17		670
Segment revenues	4,042	1,721		5,763
Segment site rental costs of operations	864	559		1,423
Segment services and other costs of operations	506	11		517
Segment costs of operations(a)(b)	1,370	570		1,940
Segment site rental gross margin	2,525	1,145		3,670
Segment services and other gross margin	147	6		153
Segment selling, general and administrative expenses(b)	96	195		291
Segment operating profit (loss)	2,576	956		3,532
Other selling, general and administrative expenses(b)			$233	233
Stock-based compensation expense			116	116
Depreciation, amortization and accretion			1,572	1,572
Interest expense and amortization of deferred financing costs			683	683
Other (income) expenses to reconcile to income (loss) before income taxes(c)			47	47
Income (loss) before income taxes				$881
Capital expenditures	$543	$1,473	$41	$2,057
Total assets (at year end)	$22,357	$15,389	$711	$38,457
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2019 excludes (1) stock-based compensation expense of $26 million and (2) prepaid lease purchase price adjustments of $20 million. For the year ended December 31, 2019, segment selling, general and administrative expenses exclude stock-based compensation expense of $90 million.
(c)See consolidated statement of operations for further information.

Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2021	2020(a)	2019
T-Mobile	35%	36%	22%
AT&T	20%	22%	21%
Verizon Wireless	20%	19%	19%
Sprint	—%	—%	14%
Total	75%	77%	76%
(a)For the year ended December 31, 2020, revenues attributable to T-Mobile include revenues previously derived from Sprint. On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger.
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
See also note 2 for a discussion of the Company's separate evaluation and write-off during the year ended December 31, 2020 of property and equipment previously recorded related to the cancelled small cells.

16.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$550	$538	$541
Interest paid	661	653	661
Income taxes paid	20	19	16
Supplemental disclosure of non-cash investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	573	627	431
Increase in accounts payable for purchases of property and equipment	3	27	2
Purchase of property and equipment under finance leases and installment land purchases	25	33	33
(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$292	$232	$196
Restricted cash, current	169	144	137
Restricted cash reported within other assets, net	5	5	5
Cash, cash equivalents and restricted cash	$466	$381	$338

17.Subsequent Events
Common Stock Dividend
On February 8, 2022, the Company's board of directors declared a quarterly cash dividend of $1.47 per common share. The quarterly dividend will be payable on March 31, 2022, to common stockholders of record as of March 15, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
3.849% Secured Notes Redemption
On February 18, 2022, the applicable trustee, on behalf of the Company, issued a notice of redemption to holders of the 3.849% Secured Notes that the Company will redeem all of the $1.0 billion outstanding aggregate principal amount of such notes on March 21, 2022. The redemption price for the 3.849% Secured Notes will be calculated in accordance with the indenture governing the 3.849% Secured Notes, plus accrued and unpaid interest on the 3.849% Secured Notes. The Company expects the redemption of the 3.849% Secured Notes to result in a loss on retirement of long-term obligations of approximately $29 million that will be reflected in the first quarter 2022 condensed consolidated statement of operations, predominately as a result of make-whole premiums.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of the 2021 Form 10-K, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of the 2021 Form 10-K.
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

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2021:

Plan category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	7 (b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	7
(a)See note 11 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.
(b)Of the shares remaining available for future issuance, 2 million shares may be issued pursuant to outstanding RSUs granted under the LTI Plan.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 48.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019, which is located on page 98.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2021 and 2020, which is located on page 99.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2021 Form 10-K.
(a)(3) Exhibits:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
1.1
Form of Sales Agreement, dated March 19, 2021, between the Company and each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Commerz Markets LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC
		8-K	001-16441	March 19, 2021	1.1
2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014	8-K	001-16441	September 23, 2014	2.1
2.2	Stock Purchase Agreement, dated as of April 29, 2015, by and among Quanta Services, Inc., Crown Castle International Corp. and CC SCN Fiber LLC	10-Q	001-16441	May 8, 2015	10.5
2.3	Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd	10-Q	001-16441	August 7, 2015	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
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
		8-K	001-16441	July 19, 2017	2.1
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Amended and Restated By-Laws of Crown Castle International Corp. dated August 3, 2021	10-Q	001-16441	August 6, 2021	3.3
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.3	Indenture Supplement, dated as of September 26, 2006, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2005-1	8-K	001-16441	September 29, 2006	4.1
4.4	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	December 5, 2006	4.1
4.5	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.6	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.2
4.7	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.3
4.8	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.9	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.10	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.11	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.12	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.13	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.14	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.15	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.16	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.17	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.18	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.19	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.20	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.21	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.22	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.23	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.24	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.25	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.26	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.27	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.28	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1
4.29	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	001-16441	April 3, 2020	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.30	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	001-16441	June 15, 2020	4.1
4.31	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.32	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.500% Senior Notes due 2031	8-K	001-16441	June 29, 2021	4.1
4.33	Description of the Company's Common Stock	10-K	001-16441	March 10, 2020	4.29
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.3†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.4†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.5†	Form of Severance Agreement between Crown Castle International Corp. and each of Kenneth J. Simon, Daniel K. Schlanger, Michael J. Kavanagh, Christopher D. Levendos and Catherine Piche	10-K	001-16441	February 22, 2016	10.47
10.6†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.7†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.8†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 18, 2016)	8-K	001-16441	February 24, 2016	10.2
10.9†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of August 3, 2017)	10-Q	001-16441	August 7, 2017	10.1
10.10†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.11†*	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	—	—	—	—
10.12†	Crown Castle International Corp. 2021 EMT Annual Incentive Plan	8-K	001-16441	February 24, 2021	10.1
10.13†	Crown Castle International Corp. 2022 EMT Annual Incentive Plan	8-K	001-16441	October 20, 2021	10.1
10.14	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.15	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.16	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.17	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.18	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.19	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.20	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.21	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.22	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
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
		8-K	001-16441	December 5, 2006	10.2
10.24	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.25	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.26	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.27	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.31	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.32	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.33	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.34	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.35	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.36	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.37	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.38	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.39	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.40	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.41	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.42	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.43	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.44	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.45	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16441	February 13, 2017	10.1
10.46	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.47	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.48	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.49	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.50	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
10.51	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
21*	Schedule of Subsidiaries of Crown Castle International Corp.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL	—	—	—	—
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.

Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2021	$17	$5	$(5)	$17
2020	$18	$4	$(5)	$17
2019	$14	$7	$(3)	$18

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Balance at End of Year
Deferred Tax Valuation Allowance:
2021	$—	$—	$—	$—
2020	$—	$—	$—	$—
2019	$1	$—	$(1)	$—

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2021 AND 2020
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$2,994	(b)	(c)	(c)	$26,679	$(11,582)	Various	Various	Up to 20 years
(a)Includes more than 40,000 towers and 80,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
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
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2021	2020
Gross amount at beginning	$25,441	$23,854
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(a)	75	68
Communications infrastructure construction and improvements	1,047	1,438
Purchase of land interests	66	64
Sustaining capital expenditures	69	66
Other(b)	32	47
Total additions	1,289	1,683
Deductions during period:
Cost of real estate sold or disposed	(51)	(96)
Other	—	—
Total deductions	(51)	(96)
Balance at end	$26,679	$25,441
(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to the purchase of property and equipment under finance leases and installment land purchases.

	2021	2020
Gross amount of accumulated depreciation at beginning	$(10,478)	$(9,382)
Additions during period:
Depreciation	(1,137)	(1,114)
Total additions	(1,137)	(1,114)
Deductions during period:
Amount for assets sold or disposed	25	18
Other	8	—
Total deductions	33	18
Balance at end	$(11,582)	$(10,478)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2021 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2022.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2021 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2021 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2021 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2022.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chair of the Board of Directors
J. Landis Martin

/s/ P. ROBERT BARTOLO	Director
P. Robert Bartolo
/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ W. BENJAMIN MORELAND	Director
W. Benjamin Moreland

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III