Form 10-Q
period 2022-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2022-04-29
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 26, 2022: 433,031,679

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year 2022 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio target, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) our dividend policy and the timing, amount, growth or tax characterization of our dividends, (16) the potential impact of the coronavirus (COVID-19) pandemic and any measures taken with respect thereto, (17) availability of spectrum, (18) the T-Mobile Agreement (as defined below), including expectations related thereto and the benefits that may be derived therefrom, and the the impact from the T-Mobile and Sprint network consolidation contemplated therein, (19) discretionary investments and the benefits that may be derived therefrom, (20) potential adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility and (21) the outcome of outstanding litigation. All future dividends are subject to declaration by our board of directors.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle International Corp. ("CCIC") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2021 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$312	$292
Restricted cash	165	169
Receivables, net	503	543
Prepaid expenses	119	105
Other current assets	162	145
Total current assets	1,261	1,254
Deferred site rental receivables	1,682	1,588
Property and equipment, net of accumulated depreciation of $12,220 and $11,937, respectively	15,226	15,269
Operating lease right-of-use assets	6,739	6,682
Goodwill	10,078	10,078
Other intangible assets, net	3,935	4,046
Other assets, net	130	123
Total assets	$39,051	$39,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$224	$246
Accrued interest	117	182
Deferred revenues	721	776
Other accrued liabilities	288	401
Current maturities of debt and other obligations	71	72
Current portion of operating lease liabilities	355	349
Total current liabilities	1,776	2,026
Debt and other long-term obligations	21,055	20,557
Operating lease liabilities	6,078	6,031
Other long-term liabilities	2,106	2,168
Total liabilities	31,015	30,782
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 600 shares authorized; shares issued and outstanding: March 31, 2022—433 and December 31, 2021—432	4	4
Additional paid-in capital	18,006	18,011
Accumulated other comprehensive income (loss)	(3)	(4)
Dividends/distributions in excess of earnings	(9,971)	(9,753)
Total equity	8,036	8,258
Total liabilities and equity	$39,051	$39,040

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenues:
Site rental	$1,576	$1,369
Services and other	166	116
Net revenues	1,742	1,485
Operating expenses:
Costs of operations:(a)
Site rental	396	381
Services and other	113	81
Selling, general and administrative	181	164
Asset write-down charges	14	3
Depreciation, amortization and accretion	420	408
Total operating expenses	1,124	1,037
Operating income (loss)	618	448
Interest expense and amortization of deferred financing costs	(164)	(170)
Gains (losses) on retirement of long-term obligations	(26)	(143)
Interest income	—	1
Other income (expense)	(1)	(8)
Income (loss) before income taxes	427	128
Benefit (provision) for income taxes	(6)	(7)
Income (loss) from continuing operations	421	121
Discontinued operations:
Net gain (loss) from disposal of discontinued operations, net of tax	—	(63)
Income (loss) from discontinued operations, net of tax	—	(63)
Net income (loss)	421	58
Net income (loss)	$421	$58
Other comprehensive income (loss):
Foreign currency translation adjustments	1	1
Total other comprehensive income (loss)	1	1
Comprehensive income (loss)	$422	$59
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.97	$0.28
Income (loss) from discontinued operations, basic	—	(0.15)
Net income (loss)—basic	$0.97	$0.13
Income (loss) from continuing operations, diluted	$0.97	$0.28
Income (loss) from discontinued operations, diluted	—	(0.15)
Net income (loss)—diluted	$0.97	$0.13
Weighted-average common shares outstanding:
Basic	433	432
Diluted	434	433

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Income (loss) from continuing operations	$421	$121
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	420	408
(Gains) losses on retirement of long-term obligations	26	143
Amortization of deferred financing costs and other non-cash interest, net	4	3
Stock-based compensation expense	38	33
Asset write-down charges	14	3
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	1	10
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(65)	(92)
Increase (decrease) in accounts payable	(13)	(23)
Increase (decrease) in other liabilities	(196)	(31)
Decrease (increase) in receivables	40	18
Decrease (increase) in other assets	(133)	(10)
Net cash provided by (used for) operating activities	558	584
Cash flows from investing activities:
Capital expenditures	(281)	(302)
Payments for acquisitions, net of cash acquired	(3)	(4)
Other investing activities, net	(5)	(5)
Net cash provided by (used for) investing activities	(289)	(311)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	748	3,237
Principal payments on debt and other long-term obligations	(18)	(1,026)
Purchases and redemptions of long-term debt	(1,274)	(1,789)
Borrowings under revolving credit facility	900	580
Payments under revolving credit facility	(665)	(290)
Net issuances (repayments) under commercial paper program	777	(245)
Payments for financing costs	(8)	(29)
Purchases of common stock	(63)	(67)
Dividends/distributions paid on common stock	(650)	(588)
Net cash provided by (used for) financing activities	(253)	(217)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16	56
Effect of exchange rate changes	—	1
Cash, cash equivalents, and restricted cash at beginning of period	466	381
Cash, cash equivalents, and restricted cash at end of period	$482	$438

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Additional Paid-in Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	58	—	—	58
Purchases and retirement of common stock	—	—	(63)	—	—	(63)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	(639)	(639)
Net income (loss)	—	—	—	—	421	421
Balance, March 31, 2022	433	$4	$18,006	$(3)	$(9,971)	$8,036

	Common Stock			AOCI
	Shares	($0.01 Par)	Additional Paid-in Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	51	—	—	51
Purchases and retirement of common stock	—	—	(67)	—	—	(67)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	(581)	(581)
Net income (loss)	—	—	—	—	58	58
Balance, March 31, 2021	432	$4	$17,917	$(3)	$(8,995)	$8,923

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common dividends declared per share.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021, and related notes thereto, included in the 2021 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2021 Form 10-K. References to the "Company" refer to CCIC and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company at March 31, 2022, the condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2022 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating its straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $105 million included in "Other current assets" and non-current amounts of $1.7 billion included in "Deferred site rental receivables" as of March 31, 2022. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of these performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues. Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. The vast majority of the Company’s services generally have a duration of one year or less.
Additional Information on Revenues
As of January 1, 2022 and March 31, 2022, $2.6 billion and $2.5 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2022, approximately $190 million of the January 1, 2022 unrecognized revenue balance was recognized as revenue. During the three months ended March 31, 2021, approximately $170 million of the January 1, 2021 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2022.

	Nine Months Ending December 31,	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Contracted amounts(a)	$3,514	$4,591	$4,158	$3,854	$3,794	$22,404	$42,315

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2022.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2022		Balance as of December 31, 2021	Stated Interest Rate as of March 31, 2022(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023	(h)	$—		$998	N/A
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		52		53	9.0%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(h)	—		249	N/A
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	697		696	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	744		744	4.2%
Finance leases and other obligations	Various		Various	(c)	236		242	Various	(c)
Total secured debt					$1,729		$2,982
2016 Revolver	Jan. 2016		June 2026		$900	(d)	$665	1.5%	(e)
2016 Term Loan A	Jan. 2016		June 2026		1,214		1,222	1.5%	(e)
Commercial Paper Notes	Various	(f)	Various	(f)	1,042	(f)	265	1.2%
3.150% Senior Notes	Jan. 2018		July 2023		748		747	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		747		747	3.2%
1.350% Senior Notes	June 2020		July 2025		496		496	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		896		895	4.5%
3.700% Senior Notes	May 2016		June 2026		746		746	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		991		990	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		497		496	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027	(g)	741		—	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		995		995	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		992		992	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		594		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		738		738	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,089		1,089	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		988		988	2.1%
2.500% Senior Notes	June 2021		July 2031		741		741	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,233		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		345		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					$19,397		$17,647
Total debt and other obligations					21,126		20,629
Less: current maturities and short-term debt and other current obligations					71		72
Non-current portion of long-term debt and other long-term obligations					$21,055		$20,557

(a)See the 2021 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2022, the Tower Revenue Notes have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of March 31, 2022, the undrawn availability under the 2016 Revolver was $4.1 billion.
(e)Both the 2016 Revolver and 2016 Term Loan A bear interest, at the Company's option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2021 Form 10-K, including note 7 to the consolidated financial statements, for information regarding (1) potential adjustments to such percentages and (2) LIBOR transition provisions.

(f)In March 2022, the Company increased the size of its CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Notes under the CP Program may be issued, repaid and re-issued from time to time. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of March 31, 2022, the Company had net issuances of $1.0 billion under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(g)In March 2022, the Company issued $750 million aggregate principal amount of 2.900% senior unsecured notes due 2027 ("March 2022 Senior Notes"). The Company used the net proceeds from the March 2022 Senior Notes offering to repay a portion of the outstanding indebtedness under its CP Program and pay related fees and expenses.
(h)In March 2022, the Company (1) prepaid in full the previously outstanding Tower Revenue Notes, Series 2018-1 and (2) redeemed in full the previously outstanding 3.849% Secured Notes.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2022, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2022		2023	2024	2025	2026	Thereafter
Scheduled principal payments and final maturities	$1,098	(a)	$841	$844	$637	$1,894	$15,981	$21,295	$(169)	$21,126

(a)Predominately consists of outstanding indebtedness under the CP Program. Such amounts may be issued, repaid or re-issued from time to time.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended March 31, 2022.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
Tower Revenue Notes, Series 2018-1	$250	$252	$(3)
3.849% Secured Notes	1,000	1,022	(23)
Total	$1,250	$1,274	$(26)

(a)Exclusive of accrued interest.
(b)Inclusive of the write off of respective deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2022	2021
Interest expense on debt obligations	$160	$167
Amortization of deferred financing costs and adjustments on long-term debt	7	6
Capitalized interest	(3)	(3)
Total	$164	$170

5.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$312	$312	$292	$292
Restricted cash, current and non-current	1	170	170	174	174
Liabilities:
Total debt and other obligations	2	21,126	20,472	20,629	21,588
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2021, there have been no changes in the Company's valuation techniques used to measure fair values.
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
For the three months ended March 31, 2022 and 2021, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2022 and 2021, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units as determined under the treasury stock method.

	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations for basic and diluted computations	$421	$121
Income (loss) from discontinued operations, net of tax	—	(63)
Net income (loss)	$421	$58

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	433	432
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	434	433

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.97	$0.28
Income (loss) from discontinued operations, basic	—	(0.15)
Net income (loss)—basic	$0.97	$0.13
Income (loss) from continuing operations, diluted	$0.97	$0.28
Income (loss) from discontinued operations, diluted	—	(0.15)
Net income (loss)—diluted	$0.97	$0.13

Dividends/distributions declared per share of common stock	$1.47	$1.33
During the three months ended March 31, 2022, the Company granted one million restricted stock units to the Company's executives and certain other employees pursuant to its 2013 Long-Term Incentive Plan.
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
New York State Department of Transportation
In 2019, the State of New York passed legislation authorizing the Department of Transportation ("NYSDOT") to enter into agreements with any fiber provider for the use and occupancy of the state right-of-way for fiber optic lines. The legislation authorized the NYSDOT to charge a fee of up to fair market value for such use and occupancy. The Company paid fees relating to newly deployed fiber lines but has not been required to pay, and has not recognized any costs in connection with, any fees relating to previously deployed fiber lines. In April 2022, the State repealed the legislation that authorized the fees. The repeal does not give rise to any right to receive a refund of previously paid fees.
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

9.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2022, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 8, 2022	March 15, 2022	March 31, 2022	$1.47	$639

(a)Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2022, the Company purchased 0.4 million shares of its common stock utilizing $63 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
2021 "At-the-Market" Stock Offering Program
In March 2021, the Company established an "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2021 ATM Program"). Sales under the 2021 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to the Company's specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2021 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2021 ATM Program.
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
The measurements of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense recorded in consolidated services and other costs of operations. The Company defines segment operating profit as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.
The following tables set forth the Company's segment operating results for the three months ended March 31, 2022 and 2021. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,075	$501		$1,576	$895	$474		$1,369
Segment services and other revenues	163	3		166	111	5		116
Segment revenues	1,238	504		1,742	1,006	479		1,485
Segment site rental costs of operations	225	162		387	212	161		373
Segment services and other costs of operations	109	2		111	76	3		79
Segment costs of operations(a)(b)	334	164		498	288	164		452
Segment site rental gross margin	850	339		1,189	683	313		996
Segment services and other gross margin	54	1		55	35	2		37
Segment selling, general and administrative expenses(b)	28	47		75	25	45		70
Segment operating profit (loss)	876	293		1,169	693	270		963
Other selling, general and administrative expenses			$74	74			$66	66
Stock-based compensation expense			39	39			33	33
Depreciation, amortization and accretion			420	420			408	408
Interest expense and amortization of deferred financing costs			164	164			170	170
Other (income) expenses to reconcile to income (loss) before income taxes(c)			45	45			158	158
Income (loss) before income taxes				$427				$128
Capital expenditures	$47	$222	$12	$281	$51	$237	$14	$302
Total assets (at period end)	$22,330	$15,839	$882	$39,051	$22,080	$15,771	$901	$38,752

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment cost of operations excludes (1) stock-based compensation of $7 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, and (2) prepaid lease purchase price adjustments of $4 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $32 million and $28 million for the three months ended March 31, 2022 and 2021, respectively.
(c)See condensed consolidated statement of operations for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$139	$137
Interest paid	225	259
Income taxes paid	—	—
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	140	132
Increase (decrease) in accounts payable for purchases of property and equipment	(8)	(18)
Purchase of property and equipment under finance leases and installment purchases	1	4

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$312	$292
Restricted cash, current	165	169
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$482	$466

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2021 Form 10-K.
General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including more than (1) 40,000 towers and (2) 80,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber are located in major metropolitan areas. Site rental revenues represented 90% of our first quarter 2022 consolidated net revenues. Our Towers segment and Fiber segment accounted for 68% and 32%, respectively, of our first quarter 2022 site rental revenues. Within our Fiber segment, 69% and 31% of our first quarter 2022 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts with our tenants.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦Discretionary capital expenditures of $260 million for the three months ended March 31, 2022, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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
•On January 6, 2022, we entered into a 12-year agreement with T-Mobile ("T-Mobile Agreement), which includes contracted new tower leasing activity and a base escalator that is consistent with historical levels for our Towers segment. The T-Mobile Agreement also includes a contractual commitment by T-Mobile for 35,000 new small cell nodes, including specific commitments in each of the next five years.
◦Initial terms that generally vary between three to 20 years for site rental revenues derived from our fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands).

◦Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $42 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦Approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless for the three months ended March 31, 2022.
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
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2022, our outstanding debt had a weighted-average interest rate of 3.0% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our outstanding Tower Revenue Notes).
◦85% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2022, we completed the following financing activities (see note 4 to our condensed consolidated financial statements)
◦In March 2022, we increased the size of our CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Notes under the CP Program may be issued, repaid and re-issued from time to time.
◦In March 2022, we issued $750 million aggregate principal amount of 2.900% senior unsecured notes due 2027 ("March 2022 Senior Notes"). We used the net proceeds from the March 2022 Senior Notes offering to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses.
◦In March 2022, we (1) prepaid in full the previously outstanding Tower Revenue Notes, Series 2018-1 and (2) redeemed in full the previously outstanding 3.849% Secured Notes.
•Significant cash flows from operations
◦Net cash provided by operating activities was $558 million for the three months ended March 31, 2022.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the first quarter of 2022, we paid a common stock dividend of $1.47 per share, totaling approximately $650 million.
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
Outlook Highlights
The following are certain highlights of our full year 2022 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2021, our full year 2022 site rental revenue will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
•We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for 2022 based on the anticipated returns on such discretionary investments.
•We also expect sustaining capital expenditures to remain approximately 2% of net revenues for full year 2022, consistent with historical annual levels.

•We expect the T-Mobile Agreement to result in at least $250 million of additional straight-lined revenues for the year ended December 31, 2022. See the 2021 Form 10-K for further discussion of the T-Mobile Agreement, including a discussion of the future expected impact from the T-Mobile and Sprint network consolidation contemplated in the T-Mobile Agreement.
COVID-19
We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the three months ended March 31, 2022. Given the Company’s access to various sources of liquidity and no near term debt maturities other than Commercial Paper Notes and principal payments on amortizing debt, we currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors" of the 2021 Form 10-K.
We have reopened our offices during the first quarter of 2022. We will continue to actively monitor health and safety concerns relating to COVID-19 and may take further actions as may be required by governmental authorities or advised by public health officials or that we determine are in the best interests of our employees, tenants, business partners and stockholders.
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2021 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2021 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition, and a reconciliation to income (loss) from continuing operations.
Our operating segments consist of (1) Towers and (2) Fiber. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for the three months ended March 31, 2022 and 2021 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,075	$895	+$180	+20%
Fiber site rental revenues	$501	$474	+$27	+6%
Total site rental revenues	$1,576	$1,369	+$207	+15%
Segment site rental gross margin:
Towers site rental gross margin(a)	$850	$683	+$167	+24%
Fiber site rental gross margin(a)	$339	$313	+$26	+8%
Segment services and other gross margin:
Towers services and other gross margin(a)	$54	$35	+$19	+54%
Fiber services and other gross margin(a)	$1	$2	$(1)	(50)%
Segment operating profit:
Towers operating profit(a)	$876	$693	+$183	+26%
Fiber operating profit(a)	$293	$270	+$23	+9%
Income (loss) from continuing operations	$421	$121	+$300	+248%
Net income (loss)	$421	$58	+$363	+626%
Adjusted EBITDA(b)	$1,095	$897	+$198	+22%

(a)See note 10 to our condensed consolidated financial statements and "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.

(b)See reconciliation of this non-GAAP financial measure to income (loss) from continuing operations and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."
Site rental revenues grew $207 million, or 15%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Prepaid rent amortization includes amortization of up-front payments received from long-term tenant contracts and other deferred credits.
(c)Represents the contribution from recent acquisitions until the one-year anniversary of the acquisition.
Towers site rental revenues for the first quarter of 2022 were $1.1 billion and increased by $180 million, or 20%, from $895 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting (including the impact of the T-Mobile Agreement): tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2022 were $501 million and increased by $27 million, or 6%, from $474 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from the first quarter of 2021 to the first quarter of 2022 was related to the previously-mentioned 20% increase in Towers site rental revenues and relatively fixed costs to operate our towers.
Towers services and other gross margin was $54 million for the first quarter of 2022 and increased by $19 million from $35 million during the same period in the prior year, which is a reflection of the increased volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first quarter of 2022 were $181 million and increased by $17 million, or 10%, from $164 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.

Towers operating profit for the first quarter of 2022 increased by $183 million, or 26%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit increased by $23 million, or 9% for the first quarter of 2022 from the same period in the prior year. The increase in Fiber operating profit was primarily related to the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was approximately $420 million for first quarter of 2022 and increased by $12 million, or 3% during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $164 million for the first quarter of 2022 and decreased by $6 million, or 4%, from $170 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our debt as a result of our refinancing activities. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $26 million and $143 million during the first quarter of 2022 and 2021, respectively. See note 4 to our condensed consolidated financial statements.
For the first quarter of 2022 and 2021, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2021 Form 10-K.
Income from continuing operations was $421 million during the first quarter of 2022 compared to $121 million during the first quarter of 2021. The increase was predominately related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) decrease in losses on retirement of long-term obligations and (3) the previously-mentioned increase in Towers services activity, partially offset by an increase in expenses, including (1) selling, general and administrative expenses and (2) depreciation, amortization and accretion.
Loss from discontinued operations, net of tax, was $63 million during the first quarter of 2021 due to the ATO Settlement. See note 9 to our consolidated financial statements in the 2021 Form 10-K.
Net income was $421 million during the first quarter of 2022 compared to $58 million during the first quarter of 2021. The increase was due to (1) the previously-mentioned increase in income from continuing operations and (2) the previously-mentioned loss from discontinued operations, net of tax, recorded during the first quarter of 2021.
Adjusted EBITDA increased $198 million, or 22%, from the first quarter of 2021 to the first quarter of 2022, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers services activity.
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
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2021 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2022. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$482
Undrawn 2016 Revolver availability(b)	4,066
Debt and other long-term obligations (current and non-current)(c)	21,126
Total equity	8,036

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See the 2021 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes.
(c)See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding the CP Program.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $1.1 billion (consisting of Commercial Paper Notes and principal payments), (2) cumulative common stock dividend payments expected to be at least $5.88 per share, or an aggregate amount of approximately $2.5 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2022	2021	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$558	$584	$(26)
Investing activities	(289)	(311)	22
Financing activities	(253)	(217)	(36)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16	56	(40)
Effect of exchange rate changes on cash	—	1	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16	$57	$(41)
Operating Activities
Net cash provided by operating activities of $558 million for the first three months of 2022 decreased by $26 million, or 4%, compared to the first three months of 2021, due primarily to a net decrease from changes in working capital, which was partially offset by growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $289 million for the first three months of 2022 decreased by $22 million, or 7%, from the first three months of 2021 primarily as a result of decreased discretionary capital expenditures in our Fiber segment.
Capital Expenditures
Our capital expenditures are categorized as discretionary or sustaining as described below.
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

Capital expenditures for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended
	March 31, 2022				March 31, 2021
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$10	$—	$—	$10	$14	$—	$—	$14
Communications infrastructure improvements and other capital projects(a)	35	209	6	250	35	225	11	271
Sustaining	2	13	6	21	2	12	3	17
Total	$47	$222	$12	$281	$51	$237	$14	$302

(a)Towers segment includes $16 million and $18 million of capital expenditures incurred during the three months ended March 31, 2022 and 2021, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of Fiber tenant activity during the first three months of 2022 compared to the same period in 2021. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2022 capital expenditures.
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
Net cash used for financing activities of $253 million for the first three months of 2022 increased by $36 million from the first three months of 2021 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common stock dividend payments and purchases of our common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 9 to our condensed consolidated financial statements for further information.
In March 2022, we issued $750 million aggregate principal amount of senior unsecured notes, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses.

In March 2022, we (1) prepaid in full the previously outstanding Tower Revenue Notes, Series 2018-1 and (2) redeemed in full the previously outstanding 3.849% Secured Notes.
Credit Facility.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of April 26, 2022, we had an outstanding balance of $180 million and $4.8 billion in undrawn availability under our 2016 Revolver. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. In March 2022, we increased the size of our CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of April 26, 2022, there was $1.5 billion outstanding under our CP Program.
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
Debt Covenants. Our Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2021 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. Our critical accounting policies and estimates as of December 31, 2021 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2021 Form 10-K.
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
We define Adjusted EBITDA as income (loss) from continuing operations plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-

sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle and stock-based compensation expense. The reconciliation of Adjusted EBITDA to our income (loss) from continuing operations is set forth below:

(In millions of dollars)	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations	$421	$121
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	14	3
Depreciation, amortization and accretion	420	408
Amortization of prepaid lease purchase price adjustments	4	5
Interest expense and amortization of deferred financing costs	164	170
(Gains) losses on retirement of long-term obligations	26	143
Interest income	—	(1)
Other (income) expense	1	8
(Benefit) provision for income taxes	6	7
Stock-based compensation expense	39	33
Adjusted EBITDA(a)	$1,095	$897

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
We define segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. We define segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense recorded in consolidated services and other costs of operations. We define segment operating profit as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less selling, general and administrative expenses attributable to the respective segment. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately. Additionally, certain costs are shared across segments and are reflected in our segment measures through allocations that management believes to be reasonable.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2021 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.
Interest Rate Risk
Our interest rate risk as of March 31, 2022 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our existing debt ($21.3 billion outstanding at March 31, 2022 and $20.8 billion at December 31, 2021);
•our $3.2 billion and $2.2 billion of floating rate debt at March 31, 2022 and December 31, 2021, respectively, which represented approximately 15% and 10% of our total debt, as of March 31, 2022 and December 31, 2021, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2022, we had $3.2 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2022. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2021 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2022		2023	2024	2025	2026	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$33		$787	$782	$529	$26	$15,981	$18,138	$17,315
Average interest rate(b)(c)(d)	4.2%		3.2%	3.3%	1.5%	4.8%	3.7%	3.6%
Variable rate(e)	$1,065	(f)	$54	$62	$108	$1,868	$—	$3,157	$3,157
Average interest rate(e)	1.2%		2.4%	2.7%	2.8%	2.8%	—%	2.3%

(a)The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(b)The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The average interest rate represents the weighted-average stated coupon rate (see footnote (d)).
(d)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2021 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $933 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)See note 7 to our consolidated financial statements in the 2021 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2021 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2022	—	$—	—	—
February 1 - February 28, 2022	377	$162.38	—	—
March 1 - March 31, 2022	9	$173.96	—	—
Total	386	$162.68	—	—
We paid $63 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated July 20, 2017	8-K	001-16441	July 26, 2017	3.1
3.2	Amended and Restated By-Laws of Crown Castle International Corp., dated August 3, 2021	10-Q	001-16441	August 6, 2021	3.2
4.1	Seventh Supplemental Indenture dated March 4, 2022, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.900% Senior Notes due 2027	8-K	001-16441	March 4, 2022	4.1
10.1	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-K	001-16441	February 22, 2022	10.11
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle International Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	April 29, 2022	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2022	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)