Form 10-Q
period 2022-06-30
CROWN CASTLE INC.
filed 2022-08-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period              to
Commission File Number 001-16441
____________________________________
CROWN CASTLE INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8020 Katy Freeway, Houston, Texas 77024
(Address of principal executives office) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)

Crown Castle International Corp.
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at August 2, 2022: 433,039,264

CROWN CASTLE INC. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) benefits and opportunities stemming from our strategy, strategic position, business model and capabilities, (2) the strength and growth potential of the U.S. market for shared communications infrastructure investment, (3) expectations regarding anticipated growth in the wireless industry, and consumption of and demand for data, including growth in, and factors driving, consumption and demand, (4) potential benefits of our communications infrastructure (on an individual and collective basis) and expectations regarding demand therefore, including potential benefits and continuity of and factors driving such demand, (5) expectations regarding construction, including duration of our construction projects, and acquisition of communications infrastructure, (6) the utilization of our net operating loss carryforwards ("NOLs"), (7) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (8) expectations regarding continued increase in usage of high-bandwidth applications by organizations, (9) expected use of net proceeds from issuances under the commercial paper program ("CP Program"), (10) our full year 2022 outlook and the anticipated growth in our financial results, including future revenues and operating cash flows, and the expectations regarding our capital expenditures, as well as the factors impacting expected growth in financial results and the levels of capital expenditures, (11) expectations regarding our capital structure and the credit markets, our availability and cost of capital, capital allocation, our leverage ratio target, our ability to service our debt and comply with debt covenants and the plans for and the benefits of any future refinancings, (12) the utility of certain financial measures, including non-GAAP financial measures, (13) expectations related to our ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by, our REIT status, (14) adequacy, projected sources and uses of liquidity, (15) our dividend policy and the timing, amount, growth or tax characterization of our dividends, , (16) availability of spectrum, (17) the T-Mobile Agreement (as defined below), including expectations related thereto and the benefits that may be derived therefrom, and the the impact from the T-Mobile and Sprint network consolidation contemplated therein, (18) discretionary investments and the benefits that may be derived therefrom, (19) potential adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility and (20) the outcome of outstanding litigation. All future dividends are subject to declaration by our board of directors.
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
Special Note Regarding Name Change
On August 1, 2022, we officially changed our legal name from "Crown Castle International Corp." to "Crown Castle Inc."
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle Inc. ("CCI") (formerly, Crown Castle International Corp.) and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2021 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$281	$292
Restricted cash	160	169
Receivables, net	516	543
Prepaid expenses	158	105
Other current assets	175	145
Total current assets	1,290	1,254
Deferred site rental receivables	1,796	1,588
Property and equipment, net of accumulated depreciation of $12,517 and $11,937, respectively	15,219	15,269
Operating lease right-of-use assets	6,663	6,682
Goodwill	10,087	10,078
Other intangible assets, net	3,822	4,046
Other assets, net	136	123
Total assets	$39,013	$39,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230	$246
Accrued interest	180	182
Deferred revenues	701	776
Other accrued liabilities	342	401
Current maturities of debt and other obligations	70	72
Current portion of operating lease liabilities	348	349
Total current liabilities	1,871	2,026
Debt and other long-term obligations	21,212	20,557
Operating lease liabilities	6,017	6,031
Other long-term liabilities	2,052	2,168
Total liabilities	31,152	30,782
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: June 30, 2022—433 and December 31, 2021—432	4	4
Additional paid-in capital	18,050	18,011
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(10,188)	(9,753)
Total equity	7,861	8,258
Total liabilities and equity	$39,013	$39,040

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Site rental	$1,567	$1,425	$3,143	$2,794
Services and other	167	158	333	274
Net revenues	1,734	1,583	3,476	3,068
Operating expenses:
Costs of operations:(a)
Site rental	402	389	798	770
Services and other	112	105	225	186
Selling, general and administrative	190	169	371	333
Asset write-down charges	9	6	23	9
Acquisition and integration costs	1	1	1	1
Depreciation, amortization and accretion	427	408	847	816
Total operating expenses	1,141	1,078	2,265	2,115
Operating income (loss)	593	505	1,211	953
Interest expense and amortization of deferred financing costs	(165)	(161)	(329)	(330)
Gains (losses) on retirement of long-term obligations	—	(1)	(26)	(144)
Interest income	—	1	1	1
Other income (expense)	(2)	(5)	(4)	(12)
Income (loss) before income taxes	426	339	853	468
Benefit (provision) for income taxes	(5)	(6)	(11)	(13)
Income (loss) from continuing operations	421	333	842	455
Discontinued operations:
Net gain (loss) from disposal of discontinued operations, net of tax	—	1	—	(62)
Income (loss) from discontinued operations, net of tax	—	1	—	(62)
Net income (loss)	421	334	842	393
Net income (loss)	$421	$334	$842	$393
Foreign currency translation adjustments	(2)	1	(1)	2
Total other comprehensive income (loss)	(2)	1	(1)	2
Comprehensive income (loss)	$419	$335	$841	$395
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.97	$0.77	$1.95	$1.05
Income (loss) from discontinued operations, basic	—	—	—	(0.14)
Net income (loss)—basic	$0.97	$0.77	$1.95	$0.91
Income (loss) from continuing operations, diluted	$0.97	$0.77	$1.94	$1.04
Income (loss) from discontinued operations, diluted	—	—	—	(0.14)
Net income (loss)—diluted	$0.97	$0.77	$1.94	$0.90
Weighted-average common shares outstanding:
Basic	433	432	433	432
Diluted	434	434	434	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Income (loss) from continuing operations	$842	$455
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	847	816
(Gains) losses on retirement of long-term obligations	26	144
Amortization of deferred financing costs and other non-cash interest, net	7	6
Stock-based compensation expense	83	67
Asset write-down charges	23	9
Deferred income tax (benefit) provision	1	3
Other non-cash adjustments, net	3	14
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(2)	(20)
Increase (decrease) in accounts payable	(8)	7
Increase (decrease) in other liabilities	(222)	(43)
Decrease (increase) in receivables	28	(3)
Decrease (increase) in other assets	(291)	(84)
Net cash provided by (used for) operating activities	1,337	1,371
Cash flows from investing activities:
Capital expenditures	(584)	(609)
Payments for acquisitions, net of cash acquired	(15)	(15)
Other investing activities, net	(10)	8
Net cash provided by (used for) investing activities	(609)	(616)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	748	3,985
Principal payments on debt and other long-term obligations	(36)	(1,038)
Purchases and redemptions of long-term debt	(1,274)	(1,789)
Borrowings under revolving credit facility	2,050	580
Payments under revolving credit facility	(1,565)	(870)
Net issuances (repayments) under commercial paper program	687	(210)
Payments for financing costs	(8)	(39)
Purchases of common stock	(63)	(68)
Dividends/distributions paid on common stock	(1,287)	(1,163)
Net cash provided by (used for) financing activities	(748)	(612)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20)	143
Effect of exchange rate changes	—	1
Cash, cash equivalents, and restricted cash at beginning of period	466	381
Cash, cash equivalents, and restricted cash at end of period	$446	$525

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Additional Paid-in Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2022	433	$4	$18,006	$(3)	$(9,971)	$8,036
Stock-based compensation related activity, net of forfeitures	—	—	45	—	—	45
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	(2)	—	(2)
Common stock dividends/distributions(b)	—	—	—	—	(638)	(638)
Net income (loss)	—	—	—	—	421	421
Balance, June 30, 2022	433	$4	$18,050	$(5)	$(10,188)	$7,861

	Common Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Additional Paid-in Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, March 31, 2021	432	$4	$17,917	$(3)	$(8,995)	$8,923
Stock-based compensation related activity, net of forfeitures	—	—	35	—	—	35
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions(b)	—	—	—	—	(579)	(579)
Net income (loss)	—	—	—	—	334	334
Balance, June 30, 2021	432	$4	$17,951	$(2)	$(9,240)	$8,713

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common dividends declared per share.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock			AOCI
	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	102	—	—	102
Purchases and retirement of common stock	—	—	(63)	—	—	(63)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions(b)	—	—	—	—	(1,277)	(1,277)
Net income (loss)	—	—	—	—	842	842
Balance, June 30, 2022	433	$4	$18,050	$(5)	$(10,188)	$7,861

	Common Stock			AOCI
	Shares	($0.01 Par)	Additional paid-in capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2020	431	$4	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	86	—	—	86
Purchases and retirement of common stock	—	—	(68)	—	—	(68)
Other comprehensive income (loss)(b)	—	—	—	2	—	2
Common stock dividends/distributions(b)	—	—	—	—	(1,161)	(1,161)
Net income (loss)	—	—	—	—	393	393
Balance, June 30, 2021	432	$4	$17,951	$(2)	$(9,240)	$8,713
(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).
(b)See note 7 for information regarding common and preferred stock dividends declared per share.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021, and related notes thereto, included in the 2021 Form 10-K filed by Crown Castle Inc. ("CCI") (formerly, Crown Castle International Corp.) with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2021 Form 10-K. References to the "Company" refer to CCI and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile. The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company at June 30, 2022, the condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2022 had a material impact on the Company's condensed consolidated financial statements.

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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating its straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues include current amounts of $111 million included in "Other current assets" and non-current amounts of $1.8 billion included in "Deferred site rental receivables" as of June 30, 2022. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities." Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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

Additional Information on Revenues
As of January 1, 2022 and June 30, 2022, $2.6 billion and $2.5 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2022, approximately $350 million of the January 1, 2022 unrecognized revenue balance was recognized as revenue. During the six months ended June 30, 2021, approximately $315 million of the January 1, 2021 unrecognized revenue balance was recognized as revenue.
The following table is a summary of the non-cancelable contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2022.

	Six Months Ending December 31,	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Contracted amounts(a)	$2,390	$4,691	$4,253	$3,935	$3,871	$22,617	$41,757

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
See note 12 for a discussion of the July 2022 amendment to the Credit Agreement governing the Company's 2016 Credit Facility ("2022 Credit Agreement Amendment").
The table below sets forth the Company's debt and other obligations as of June 30, 2022.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2022		Balance as of December 31, 2021	Stated Interest Rate as of June 30, 2022(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023	(h)	$—		$998	N/A
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		50		53	9.0%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043	(h)	—		249	N/A
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	697		696	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	745		744	4.2%
Finance leases and other obligations	Various		Various	(c)	235		242	Various	(c)
Total secured debt					$1,727		$2,982
2016 Revolver	Jan. 2016		June 2026		$1,150	(d)	$665	2.7%	(e)
2016 Term Loan A	Jan. 2016		June 2026		1,207		1,222	2.7%	(e)
Commercial Paper Notes	Various	(f)	Various	(f)	952	(f)	265	2.4%
3.150% Senior Notes	Jan. 2018		July 2023		748		747	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		747		747	3.2%
1.350% Senior Notes	June 2020		July 2025		496		496	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		896		895	4.5%
3.700% Senior Notes	May 2016		June 2026		747		746	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		991		990	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		497		496	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027	(g)	741		—	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		995		995	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		993		992	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		594		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		739		738	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,090		1,089	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		988		988	2.1%
2.500% Senior Notes	June 2021		July 2031		741		741	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,233		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		395		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					$19,555		$17,647
Total debt and other obligations					21,282		20,629
Less: current maturities and short-term debt and other current obligations					70		72
Non-current portion of long-term debt and other long-term obligations					$21,212		$20,557

(a)See the 2021 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)If the respective series of Tower Revenue Notes are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2022, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.

(d)As of June 30, 2022, the undrawn availability under the 2016 Revolver was $3.8 billion.
(e)Both the 2016 Revolver and 2016 Term Loan A bore interest, at the Company's option, at either (1) LIBOR plus a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company paid a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2021 Form 10-K, including note 7 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
(f)In March 2022, the Company increased the size of its CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Notes under the CP Program may be issued, repaid and re-issued from time to time. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of June 30, 2022, the Company had net issuances of $952 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
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
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2022, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,		Years Ending December 31,							Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2022		2023	2024	2025	2026		Thereafter
Scheduled principal payments and final maturities	$992	(a)	$841	$844	$638	$4,795	(b)(c)	$13,335	(b)	$21,445	$(163)	$21,282

(a)Predominately consists of outstanding indebtedness under the CP Program (as discussed in footnote (f) above).
(b)Certain previously-reported amounts within the 2026 and Thereafter columns have been adjusted. There was no impact to the amount shown in the previously-reported Total Cash Obligations column.
(c)Inclusive of outstanding borrowings under the 2016 Credit Facility as of June 30, 2022. See note 12 for a discussion of the 2022 Credit Agreement Amendment.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2022.

	Principal Amount	Cash Paid(a)	Gains (Losses)(b)
Tower Revenue Notes, Series 2018-1	$250	$252	$(3)
3.849% Secured Notes	1,000	1,022	(23)
Total	$1,250	$1,274	$(26)

(a)Exclusive of accrued interest.
(b)Inclusive of the write off of respective deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on debt obligations	$161	$157	$322	$324
Amortization of deferred financing costs and adjustments on long-term debt	7	7	13	13
Capitalized interest	(3)	(3)	(6)	(7)
Total	$165	$161	$329	$330

5.Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$281	$281	$292	$292
Restricted cash, current and non-current	1	165	165	174	174
Liabilities:
Total debt and other obligations	2	21,282	19,442	20,629	21,588
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
For the six months ended June 30, 2022 and 2021, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2022 and 2021, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units as determined under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations for basic and diluted computations	$421	$333	$842	$455
Income (loss) from discontinued operations, net of tax	—	1	$—	$(62)
Net income (loss)	$421	$334	$842	$393

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	433	432	433	432
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	2	1	2
Diluted weighted-average number of common shares outstanding	434	434	434	434

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.97	$0.77	$1.95	$1.05
Income (loss) from discontinued operations, basic	—	—	—	(0.14)
Net income (loss)—basic	$0.97	$0.77	$1.95	$0.91
Income (loss) from continuing operations, diluted	$0.97	$0.77	$1.94	$1.04
Income (loss) from discontinued operations, diluted	—	—	—	(0.14)
Net income (loss)—diluted	$0.97	$0.77	$1.94	$0.90

Dividends/distributions declared per share of common stock	$1.47	$1.33	$2.94	$2.66
During the six months ended June 30, 2022, the Company granted one million restricted stock units to the Company's executives and certain other employees.
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
9.Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2022, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 8, 2022	March 15, 2022	March 31, 2022	$1.47	$639
Common Stock	May 9, 2022	June 15, 2022	June 30, 2022	$1.47	$638

(a)Inclusive of dividends accrued for holders of unvested restricted stock units, which will be paid when and if the restricted stock units vest.
Purchases of the Company's Common Stock
For the six months ended June 30, 2022, the Company purchased 0.4 million shares of its common stock utilizing $63 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.
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
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately 85,000 route miles of fiber primarily supporting small cell networks and fiber solutions geographically dispersed throughout the U.S.
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
The following tables set forth the Company's segment operating results for the three and six months ended June 30, 2022 and 2021. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,078	$489		$1,567	$952	$473		$1,425
Segment services and other revenues	164	3		167	154	4		158
Segment revenues	1,242	492		1,734	1,106	477		1,583
Segment site rental costs of operations	232	162		394	221	161		382
Segment services and other costs of operations	107	2		109	100	3		103
Segment costs of operations(a)(b)	339	164		503	321	164		485
Segment site rental gross margin	846	327		1,173	731	312		1,043
Segment services and other gross margin	57	1		58	54	1		55
Segment selling, general and administrative expenses(b)	28	46		74	26	44		70
Segment operating profit (loss)	875	282		1,157	759	269		1,028
Other selling, general and administrative expenses			$79	79			$70	70
Stock-based compensation expense			44	44			34	34
Depreciation, amortization and accretion			427	427			408	408
Interest expense and amortization of deferred financing costs			165	165			161	161
Other (income) expenses to reconcile to income (loss) before income taxes(c)			16	16			16	16
Income (loss) before income taxes				$426				$339
Capital expenditures	$45	$247	$11	$303	$63	$235	$10	$308
Total assets (at period end)	$22,286	$15,859	$868	$39,013	$22,207	$15,771	$995	$38,973

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation of $7 million and $5 million for the three months ended June 30, 2022 and 2021, respectively and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended June 30, 2022 and 2021. Selling, general and administrative expenses exclude stock-based compensation expense of $37 million and $29 million for the three months ended June 30, 2022 and 2021, respectively.
(c)See condensed consolidated statement of operations for further information.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,153	$990		$3,143	$1,847	$947		$2,794
Segment services and other revenues	327	6		333	265	9		274
Segment revenues	2,480	996		3,476	2,112	956		3,068
Segment site rental costs of operations	458	323		781	433	322		755
Segment services and other costs of operations	216	4		220	175	6		181
Segment costs of operations(a)(b)	674	327		1,001	608	328		936
Segment site rental gross margin	1,695	667		2,362	1,414	625		2,039
Segment services and other gross margin	111	2		113	90	3		93
Segment selling, general and administrative expenses(b)	56	93		149	51	89		140
Segment operating profit (loss)	1,750	576		2,326	1,453	539		1,992
Other selling, general and administrative expenses			$153	153			$136	136
Stock-based compensation expense			83	83			68	68
Depreciation, amortization and accretion			847	847			816	816
Interest expense and amortization of deferred financing costs			329	329			330	330
Other (income) expenses to reconcile to income (loss) before income taxes(c)			61	61			174	174
Income (loss) before income taxes				$853				$468
Capital expenditures	$92	$469	$23	$584	$114	$472	$23	$609

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense of $14 million and $11 million for the six months ended June 30, 2022 and 2021, respectively, and (2) prepaid lease purchase price adjustments of $8 million and $9 million for the six months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses exclude stock-based compensation expense of $69 million and $57 million for the six months ended June 30, 2022 and 2021, respectively.
(c)See condensed consolidated statement of operations for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$278	$274
Interest paid	324	344
Income taxes paid	9	13
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	155	324
Increase (decrease) in accounts payable for purchases of property and equipment	(7)	(16)
Purchase of property and equipment under finance leases and installment purchases	10	23

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$281	$292
Restricted cash, current	160	169
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$446	$466
12.Subsequent Events
Credit Agreement Amendment

In July 2022, the Company entered into the 2022 Credit Agreement Amendment that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility from June 2026 to July 2027, (2) an increase to the aggregate commitments under the 2016 Revolver from $5.0 billion to $7.0 billion, (3) certain modifications to a specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with a Term SOFR pricing benchmark.
Common Stock Dividend
On July 25, 2022, the Company's board of directors declared a quarterly cash dividend of $1.47 per common share. The quarterly dividend will be payable on September 30, 2022 to common stockholders of record as of September 15, 2022.

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
General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and (2) approximately 85,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber are located in major metropolitan areas. Site rental revenues represented 90% of our second quarter 2022 consolidated net revenues. Our Towers segment and Fiber segment accounted for 69% and 31%, respectively, of our second quarter 2022 site rental revenues. Within our Fiber segment, 68% and 32% of our second quarter 2022 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts with our tenants.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦Discretionary capital expenditures of $542 million for the six months ended June 30, 2022, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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

◦Weighted-average remaining term of approximately seven years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $42 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦Approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless for the six months ended June 30, 2022.
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
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of June 30, 2022, after giving effect to the change to the pricing benchmark from LIBOR to Term SOFR and the extension of maturity date contemplated in the 2022 Credit Agreement Amendment, our outstanding debt had a weighted-average interest rate of 3.2% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on our outstanding Tower Revenue Notes).
◦85% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2022, we completed the following financing activities (see notes 4 and 12 to our condensed consolidated financial statements)
◦In March 2022, we increased the size of our CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Notes under the CP Program may be issued, repaid and re-issued from time to time.
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
◦In July 2022, we entered into the 2022 Credit Agreement Amendment that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility from June 2026 to July 2027, (2) an increase to the aggregate commitments under the 2016 Revolver from $5.0 billion to $7.0 billion, (3) certain modifications to a specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with the Term SOFR pricing benchmark.
•Significant cash flows from operations
◦Net cash provided by operating activities was $1.3 billion for the six months ended June 30, 2022.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During each of the first two quarters of 2022, we paid a common stock dividend of $1.47 per share, totaling approximately $1.3 billion.
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
•We expect that, when compared to full year 2021, our full year 2022 site rental revenues will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
•We expect to continue to invest a meaningful amount of our available capital in the form of discretionary capital expenditures for 2022 based on the anticipated returns on such discretionary investments.
•We also expect sustaining capital expenditures to be approximately 1% of net revenues for full year 2022.
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
Highlights of our results of operations for the three months ended June 30, 2022 and 2021 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,078	$952	+$126	+13%
Fiber site rental revenues	$489	$473	+$16	+3%
Total site rental revenues	$1,567	$1,425	+$142	+10%
Segment site rental gross margin:
Towers site rental gross margin(a)	$846	$731	+$115	+16%
Fiber site rental gross margin(a)	$327	$312	+$15	+5%
Segment services and other gross margin:
Towers services and other gross margin(a)	$57	$54	+$3	+6%
Fiber services and other gross margin(a)	$1	$1	—	—
Segment operating profit:
Towers operating profit(a)	$875	$759	+$116	+15%
Fiber operating profit(a)	$282	$269	+$13	+5%
Income (loss) from continuing operations	$421	$333	+$88	+26%
Net income (loss)	$421	$334	+$87	+26%
Adjusted EBITDA(b)	$1,078	$958	+$120	+13%

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

Site rental revenues grew $142 million, or 10%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This growth was predominately comprised of the factors depicted in the chart below:
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
Towers site rental revenues for the second quarter of 2022 were $1.1 billion and increased by $126 million, or 13%, from $952 million during the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting (including the impact of the T-Mobile Agreement): tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenants contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the second quarter of 2022 were $489 million and increased by $16 million, or 3%, from $473 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from the second quarter of 2021 to the second quarter of 2022 was related to the previously-mentioned 13% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 3% increase in Fiber site rental revenues.
Towers services and other gross margin was $57 million for the second quarter of 2022 and increased by $3 million from $54 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the second quarter of 2022 were $190 million and increased by $21 million, or 12%, from $169 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to the growth in our business.

Towers operating profit for the second quarter of 2022 increased by $116 million, or 15%, from the same period in the prior year. The increase in Towers operating profit was primarily related to the growth in our Towers site rental revenues and relatively fixed costs to operate our towers as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit increased by $13 million, or 5% for the second quarter of 2022 from the same period in the prior year. The increase in Fiber operating profit was primarily related to the previously-mentioned growth in our Fiber site rental revenues.
Depreciation, amortization and accretion was approximately $427 million for second quarter of 2022 and increased by $19 million, or 5% during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $165 million for the second quarter of 2022 and increased by $4 million, or 2%, from $161 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A and 2016 Revolver, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
For the second quarter of 2022 and 2021, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2021 Form 10-K.
Income from continuing operations was $421 million during the second quarter of 2022 compared to $333 million during the second quarter of 2021. The increase was predominately related to growth in our site rental activities in both our Towers and Fiber segments, partially offset by an increase in expenses, including (1) selling, general and administrative expenses and (2) depreciation, amortization and accretion.
Net income was $421 million during the second quarter of 2022 compared to $334 million during the second quarter of 2021. The increase was due to the previously-mentioned increase in income from continuing operations.
Adjusted EBITDA increased $120 million, or 13%, from the second quarter of 2021 to the second quarter of 2022, reflecting the growth in our site rental activities in both our Towers and Fiber segments.

Highlights of our results of operations for the six months ended June 30, 2022 and 2021 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,153	$1,847	+$306	+17%
Fiber site rental revenues	$990	$947	+$43	+5%
Total site rental revenues	$3,143	$2,794	+$349	+12%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,695	$1,414	+$281	+20%
Fiber site rental gross margin(a)	$667	$625	+$42	+7%
Segment services and other gross margin:
Towers services and other gross margin(a)	$111	$90	+$21	+23%
Fiber services and other gross margin(a)	$2	$3	$(1)	(33)%
Segment operating profit:
Towers operating profit(a)	$1,750	$1,453	+$297	+20
Fiber operating profit(a)	$576	$539	+$37	+7%
Income from continuing operations	$842	$455	+$387	+85%

Net income (loss)	$842	$393	+$449	+114%
Adjusted EBITDA(b)	$2,173	$1,856	+$317	+17%

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
Site rental revenues grew $349 million, or 12%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This growth was predominately comprised of the factors depicted in the chart below:
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
Towers site rental revenues for the first six months of 2022 were $2.2 billion and increased by $306 million, or 17%, from the same period in the prior year. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting (including the impact of the T-Mobile Agreement): tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first six months of 2022 were $990 million and increased by $43 million, or 5%, from $947 million during the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin was related to the previously-mentioned 17% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 5% increase in Fiber site rental revenues.
Towers services and other gross margin was $111 million for the first six months of 2022 and increased by $21 million from $90 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term contracts.
Selling, general and administrative expenses for the first six months of 2022 were $371 million and increased by $38 million, or 11%, from $333 million during the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to the growth in our business.
Towers operating profit for the first six months of 2022 increased by $297 million, or 20%, from the prior year as a result of the previously-mentioned increase in Towers site rental gross margin as well as the previously-mentioned increase in Towers services and other gross margin.
Fiber operating profit for the first six months of 2022 increased by $37 million, or 7%, from the same period in the prior year. The increase in Fiber operating profit was primarily related to the the previously-mentioned growth in our Fiber site rental gross margin.
Depreciation, amortization and accretion was $847 million for the first six months of 2022 and increased by $31 million, or 4%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $329 million for the first six months of 2022 and decreased $1 million, from $330 million during the same period in the prior year. The decrease predominately resulted from a reduction in the weighted-average interest rate on our fixed rate debt as a result of our refinancing activities, partially offset by an increase in the variable interest rate on our 2016 Term Loan A and 2016 Revolver as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $26 million and $144 million during the first six months of 2022 and 2021, respectively. See note 4 to our condensed consolidated financial statements.
For the first six months of 2022 and 2021, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction.  See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2021 Form 10-K.
Income from continuing operations was $842 million for the first six months of 2022 compared to $455 million during the first six months of 2021. The increase was related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) the previously-mentioned increase in Towers services activity and (3) the decrease in losses on retirement of long-term obligations, partially offset by by an increase in expenses, including (1) selling, general and administrative expenses and (2) depreciation, amortization and accretion.
Loss from discontinued operations, net of tax, was $62 million for the first six months of 2021 due to the ATO Settlement. See note 6 to our condensed consolidated financial statements.
Net income was $842 million for the first six months of 2022 compared to $393 million during the first six months of 2021. The increase was due to (1) the previously-mentioned increase in income from continuing operations and (2) the previously-mentioned loss from discontinued operations, net of tax recorded during the first six months of 2021.
Adjusted EBITDA increased $317 million, or 17%, from the first six months of 2021 to the first six months of 2022, reflecting the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers service activity.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2022. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and notes 4 and 12 to our condensed consolidated financial statements for additional information regarding our debt, as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$446
Undrawn 2016 Revolver availability(b)	5,816
Debt and other long-term obligations (current and non-current)(c)	21,282
Total equity	7,861

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)After giving effect to the 2022 Credit Agreement Amendment. Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in the 2016 Credit Facility. See the 2021 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes.
(c)See "Item 2. MD&A—General Overview—Overview" and note 4 to our condensed consolidated financial statements for further information regarding the CP Program.

Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) net cash generated by our operating activities, (3) undrawn availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $1.0 billion (consisting of Commercial Paper Notes and principal payments), (2) cumulative common stock dividend payments expected to be at least $5.88 per share, or an aggregate amount of approximately $2.5 billion (see "Item 2. MD&A—Business Fundamentals and Results") and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under the CP Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our net cash provided by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2022	2021	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$1,337	$1,371	$(34)
Investing activities	(609)	(616)	7
Financing activities	(748)	(612)	(136)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20)	143	(163)
Effect of exchange rate changes on cash	—	1	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(20)	$144	$(164)
Operating Activities
Net cash provided by operating activities of $1.3 billion for the first six months of 2022 decreased by $34 million, or 2%, compared to the first six months of 2021, due primarily to a net decrease from changes in working capital, which was partially offset by growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $609 million for the first six months of 2022 decreased by $7 million, or 1%, from the first six months of 2021 primarily as a result of decreased discretionary capital expenditures in our Towers and Fiber segments.

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
Capital expenditures for the six months ended June 30, 2022 and 2021 were as follows:

	For the Six Months Ended
	June 30, 2022				June 30, 2021
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Purchases of land interests	$25	$—	$—	$25	$35	$—	$—	$35
Communications infrastructure improvements and other capital projects(a)	62	444	11	517	73	449	16	538
Sustaining	5	25	12	42	6	23	7	36
Total	$92	$469	$23	$584	$114	$472	$23	$609

(a)Towers segment includes $23 million and $33 million of capital expenditures incurred during the six months ended June 30, 2022 and 2021, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first six months of 2022 compared to the same period in 2021. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2022 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $5.88 per share over the next 12 months, or an aggregate amount of approximately $2.5 billion); (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See notes 4,9 and 12 to our condensed consolidated financial statements.
Net cash used for financing activities of $748 million for the first six months of 2022 increased by $136 million from the first six months of 2021 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common stock dividend payments and purchases of our common stock. See Item 2. MD&A—General Overview—Business Fundamentals and Results and notes 4 and 9 to our condensed consolidated financial statements for further information.
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
Credit Facility. In July 2022, we entered into the 2022 Credit Agreement Amendment that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility from June 2026 to July 2027, (2) an increase to the aggregate commitments under the 2016 Revolver from $5.0 billion to $7.0 billion, (3) certain modifications to a specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with the Term SOFR pricing benchmark.
The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 2, 2022, we had an outstanding balance of $1.2 billion and $5.8 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See notes 4 and 12 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and note 4 to our condensed consolidated financial statements for further information regarding our CP Program. In March 2022, we increased the size of our CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. As of August 2, 2022, there was $1.3 billion outstanding under our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and note 4 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases, redemption and repayments of debt.
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
Accounting Pronouncements
Recently Adopted Accounting Pronouncements

See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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

(In millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$421	$333	$842	$455
Adjustments to increase (decrease) income (loss) from continuing operations:
Asset write-down charges	9	6	23	9
Acquisition and integration costs	1	1	1	1
Depreciation, amortization and accretion	427	408	847	816
Amortization of prepaid lease purchase price adjustments	4	4	8	9
Interest expense and amortization of deferred financing costs	165	161	329	330
(Gains) losses on retirement of long-term obligations	—	1	26	144
Interest income	—	(1)	(1)	(1)
Other (income) expense	2	5	4	12
(Benefit) provision for income taxes	5	6	11	13
Stock-based compensation expense	44	34	83	68
Adjusted EBITDA(a)	$1,078	$958	$2,173	$1,856

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
Interest Rate Risk
Our interest rate risk as of June 30, 2022 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our existing debt ($21.4 billion outstanding at June 30, 2022 and $20.8 billion at December 31, 2021);
•our $3.3 billion and $2.2 billion of floating rate debt at June 30, 2022 and December 31, 2021, respectively, which represented approximately 15% and 10% of our total debt, as of June 30, 2022 and December 31, 2021, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under the CP Program.
During the first seven months of 2022, the Federal Reserve raised the federal funds rate four times for a cumulative increase of 2.25%, and has signaled that they expect to further increase the federal funds rate in the near-term, which could increase our costs of borrowing. Prior to 2022, the Federal Reserve had not raised the federal funds rate since December 2018.
In July 2022, we entered into the 2022 Credit Agreement Amendment that, among other things, replaced LIBOR with Term SOFR as the benchmark rate for both the 2016 Revolver and 2016 Term Loan A.
We currently have no interest rate swaps.
Sensitivity Analysis
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2022, we had $3.3 billion of floating rate debt, none of which had LIBOR floors. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/8 of a percent point over a 12 month period would increase our interest expense by approximately $4 million.
Tabular Information
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2022, after giving effect to the 2022 Credit Agreement Amendment and the change to the pricing benchmark from LIBOR to Term SOFR. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4, 5 and 12 to our condensed consolidated financial statements and the 2021 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2022		2023	2024	2025	2026	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$25		$787	$782	$530	$2,677	$13,335	$18,136	$16,133
Average interest rate(b)(c)(d)	4.3%		3.2%	3.3%	1.5%	3.0%	3.9%	3.6%
Variable rate(e)	$967	(f)	$30	$45	$60	$91	$2,116	$3,309	$3,309
Average interest rate(e)	2.4%		4.3%	3.7%	3.7%	3.7%	3.7%	3.4%

(a)The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(b)The impact of principal payments that will commence following the anticipated repayment dates is not considered. The Tower Revenue Notes Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
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
(e)See note 7 to our consolidated financial statements in the 2021 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability metrics. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of June 30, 2022, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2021 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchase of our equity securities during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1 - April 30, 2022	1	$198.02	—	—
May 1 - May 31, 2022	1	175.38	—	—
June 1 - June 30, 2022	1	179.63	—	—
Total	3	$184.29	—	—
We paid $1 million in cash to effect these purchases. The shares purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of restricted stock units.

ITEM 5. OTHER INFORMATION
Effective August 1, 2022, the Company changed its legal name from "Crown Castle International Corp." to "Crown Castle Inc." by filing a Certificate of Amendment ("Certificate of Amendment") to the Company's Restated Certificate of Incorporation ("Charter") with the State of Delaware Secretary of State. To reflect the new legal name, the Company amended and restated its Amended and Restated By-laws ("By-laws"). No additional changes were made to the Charter and By-laws.
Copies of the Certificate of Amendment and the By-Laws reflecting the name change are attached hereto as Exhibits 3.2 and 3.3, respectively, and are each incorporated herein by reference. The Company's common stock will continue trading on the NYSE under the symbol "CCI."

ITEM 6.EXHIBITS
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1*	Restated Composite Certificate of Incorporation of Crown Castle Inc.	—	—	—	—
3.2*	Certificate of Amendment of Restated Certificate of Incorporation of Crown Castle Inc., effective August 1, 2022	—	—	—	—
3.3*	Amended and Restated By-Laws of Crown Castle Inc., dated August 1, 2022	—	—	—	—
10.1	Crown Castle International Corp. 2022 Long-Term Incentive Plan	DEF 14A	001-16441	April 4, 2022	App. A
10.2	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective May 19, 2022)	8-K	001-16441	May 20, 2022	10.2
10.3	Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	8-K	001-16441	May 20, 2022	10.3
10.4	Amendment No. 7 dated as of July 8, 2022, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	July 8, 2022	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	August 5, 2022	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2022	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)