Form 10-K
period 2022-12-31
CROWN CASTLE INC.
filed 2023-02-24
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-16441
 __________________________
CROWN CASTLE INC.
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $72.6 billion as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $168.38 per share.
Applicable Only to Corporate Registrants
As of February 21, 2023, there were 433,437,494 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2023 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

CROWN CASTLE INC.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2022 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements.
Examples of forward-looking statements include our outlook and plans, projections and estimates regarding (1) the value of our business model and demand for our communications infrastructure, (2) the growth of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) sources and uses of liquidity, (12) impact to our financial results from the T-Mobile and Sprint network consolidation, (13) drivers of cash flow growth, (14) our competitive advantage, (15) our dividends, including timing, amount, growth, targets, payment or tax characterization, (16) our carbon neutral goal, (17) timing of small cell deployments, (18) discretionary capital expenditures and expansion of our business and (19) impact of interest rate increases. All future dividends are subject to declaration by our board of directors.

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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2022 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2022 Form 10-K refer to Crown Castle Inc. (formerly, Crown Castle International Corp.) and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCI"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I
Item 1.    Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 120,000 small cells on air or under contract and (3) approximately 85,000 route miles of fiber primarily supporting small cells and fiber solutions. We refer to our towers, small cells and fiber assets collectively as "communications infrastructure," and to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs. We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements.
Over the last two decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, both through acquisitions and new construction of small cells and fiber, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless tenants to expand coverage and capacity for their wireless networks. Furthermore, within our Fiber segment, we seek to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' tenants.
Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs. We derive approximately 40% of our towers site rental gross margin from towers located on land that we own, including through fee interests and perpetual easements, and we derive approximately 60% of our towers site rental gross margin from towers located on land that we lease, sublease, manage or license. The contracts for the land under our towers have an average total remaining life of approximately 36 years (including all renewal terms exercisable at our option), weighted based on towers site rental gross margin. The majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. The vast majority of our fiber assets are located on public rights-of-way.
Our largest tenants are T-Mobile, AT&T and Verizon Wireless, which collectively accounted for approximately three-fourths of our 2022 consolidated site rental revenues. See note 14 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 90% of our 2022 consolidated net revenues, of which 69% and 31% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 68% and 32% of our 2022 site rental revenues related to fiber solutions and small cells, respectively. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. See "Item 1. Business—The Company" for further information. As of December 31, 2022, exclusive of renewals exercisable at the tenants' option, our tenant contracts had a weighted-average remaining life of approximately six years and represented $40 billion of expected future cash inflows.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
Strategy
As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:
•Grow cash flows from our existing communications infrastructure. We are focused on maximizing the recurring site rental cash flows generated from providing our tenants with long-term access to our shared infrastructure assets, which we believe is the core driver of value for our stockholders. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data, while generating high incremental returns for our business. We believe our product offerings of towers and small cells through our shared communications infrastructure model provide a comprehensive, efficient and cost-effective solution for our wireless tenants' growing networks. Additionally, we believe our ability to share our fiber assets across multiple tenants to both deploy small cells and offer fiber solutions allows us to generate cash flows and increase stockholder return.
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
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid and continuing growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly constructed or acquired communications infrastructure, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development and installation services within our Towers segment.
REIT Status
We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and, therefore, are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, under certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT. For taxable years beginning before 2026, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026.
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
Our foreign assets and operations (including our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether or not they are included in a TRS.

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
We expect the following factors to contribute to potential demand for our communications infrastructure:
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
The Company
Virtually all of our operations in both our Towers and Fiber operating segments are located in the U.S. For more information about our operating segments, see "Item 7. MD&A—Results of Operations" and note 14 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term tenant contracts in the U.S. We believe our communications infrastructure is integral to our tenants' networks and organizations. See "Item 1. Business—Strategy."
Towers Segment. We believe towers are the most efficient and cost-effective solution for providing coverage and capacity for wireless carrier network deployments. We acquired ownership interests or exclusive rights to the majority of our towers directly or indirectly from the largest U.S. wireless carriers (or their predecessors) through transactions consummated since 1999, including towers from (1) AT&T in 2013, (2) T-Mobile in 2012, (3) companies now part of T-Mobile in 2007, (4) companies now part of Verizon Wireless in 1999 and 2000 and (5) companies now part of AT&T in 1999 and 2000.
We generally receive monthly rental payments and, in some cases, upfront payments, from our Towers tenants pursuant to long-term tenant contracts with (1) initial contract terms of five to 15 years, (2) multiple renewal periods of five to 10 years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price. We strive to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates.
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 98% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See "Item 1A. Risk Factors" for additional information regarding expected higher non-renewals (which we define as the reduction in site rental revenues as a result of tenant churn, terminations and, in limited circumstances, reductions of existing lease rates) as a result of the T-Mobile and Sprint network consolidation. See note 3 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options as of December 31, 2022.
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
As of December 31, 2022, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower was approximately 2.4.
Fiber Segment. Our Fiber segment consists of small cells and fiber solutions.
•Our small cells offload data traffic from towers and bolster our tenants' network capacity where data demand is the greatest and are typically attached to public right-of-way infrastructure, including utility poles and street lights.
•We offer fiber solutions to large wireless carriers and organizations with high-bandwidth and multi-location demands. Our fiber solutions provide essential connectivity resources needed to create integrated networks and support organizations.
Most of our fiber assets were acquired through transactions dating back to 2012, with the largest transactions occurring in 2017. Our fiber assets include those we acquired from: (1) NextG Networks, Inc. in 2012, (2) Quanta Fiber Networks, Inc. in 2015, (3) FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy, Inc. in 2017, (4) Wilcon Holdings LLC in 2017 and (5) LTS Group Holdings LLC in 2017.
We generally receive monthly recurring payments and, in some cases, upfront payments, from our Fiber tenants pursuant to tenant contracts with initial terms that generally vary between three to 20 years. The average monthly rental payment from a new tenant can vary based on the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site, (4) the market in the U.S. where the fiber is located and (5) any upfront payment received.
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
Approximately half of our site rental costs of operations consists of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), property taxes, repairs and maintenance, employee compensation or related benefit costs, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing communications infrastructure at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically between 1% and 2% of net revenues. See note 13 to our consolidated financial statements for a tabular presentation of the rental payments we owe to landlords pursuant to our operating lease agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of (1) site development services and (2) installation services. In 2022, approximately 45% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our services revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment or antenna systems for our tenants. We do not always provide the installation services or site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). These services are typically non-recurring and highly competitive, with several competitors in most markets. Typically, our site development services and installation services are billed on a fixed fee basis, and the terms and pricing of both site development services and installation services are negotiated separately from our tenant contracts.

Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.
Our Fiber customers generally consist of large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise (including healthcare and financial), wholesale, government and education institutions.
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately three-fourths of our 2022 site rental revenues. See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 14 to our consolidated financial statements. For 2022, our site rental revenues by tenant were as follows:
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
Competition. We face competition for site rental tenants from various sources, including (1) other independent communications infrastructure owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber (including non-traditional competitors, such as cable providers) or small cells, (2) tenants who elect to self-perform or (3) new alternative deployment methods for communications infrastructure.
Some of our largest competitors in the Towers segment are American Tower Corporation and SBA Communications Corporation. Our Fiber segment business competitors can vary significantly based on geography. Some of the larger competitors in the Fiber segment include other owners of fiber, tenants who elect to self-perform and recent and potential entrants into small cells and the fiber solutions business. We believe that location, existing communications infrastructure footprint, deployment speed, quality of service, expertise, reputation, capacity and price have been and will continue to be the most significant competitive factors affecting our businesses. See "Item 1A. Risk Factors" for a discussion of competition in our industry.
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

Environmental, Social and Governance ("ESG")
Our shared communications infrastructure model results in the use of fewer resources, including water, energy, metals and other materials, than would otherwise be needed to construct and maintain communications infrastructure. We are committed to operating responsibly and ethically and considering social and environmental impacts as we make business decisions. We maintain annual sustainability targets in our senior unsecured credit facility. Further, we have a goal to be carbon neutral by 2025 in Scope 1 and 2 emissions by continuing to invest in energy reduction initiatives, sourcing renewable energy, and, to a lesser extent, utilizing carbon credits or offsets. We plan to continue investing in projects that are both good for our business and good for the environment.
The Nominating, Environmental, Social and Governance Committee assists the board of directors with ESG oversight. Our executive management team and senior management keep our board of directors apprised of our ESG priorities, goals and initiatives. Together, our board of directors and executive management team define our strategic approach to managing actual and potential impacts of significant ESG risks and opportunities.
Additional information regarding our sustainability initiatives and progress is also available through the Investors section of our website at https://investor.crowncastle.com. The information on our website, including our ESG Reports, is not, and shall not be deemed to be, incorporated by reference into this 2022 Form 10-K or any other filings with the SEC unless expressly noted in any such other filings.
Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. As of January 31, 2023, we employed approximately 5,000 people, all of whom were based in the U.S. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our stockholders. Our core values shape our culture, drive our decision-making and guide our interactions with one another and our customers. Our 2022 annual employee survey indicated strong employee engagement exceeding U.S. company norms.
We continue to focus on building and retaining a more diverse workforce and a more inclusive community to make our company stronger and more innovative. We actively partner with non-profit and community organizations to create a diverse talent pipeline. In addition, our board of directors is currently comprised of 60% female or racially diverse directors, including each of the four most recently appointed directors.
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
Regulatory and Environmental Matters
We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including FCC and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations, including any environmental regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review or modification by the applicable governmental authority from time to time. If we fail to comply with applicable laws and regulations, we may be fined or lose our rights to conduct some of our business.
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

Available Information
We maintain a website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act")), proxy statements and other information about us are made available, free of charge, through the Investors section of our website at https://investor.crowncastle.com and at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
In addition, our Corporate Governance Guidelines, Proper Business Practices and Ethics Policy, Financial Code of Ethics, and the charters of our Audit Committee, Compensation Committee and Nominating, Environmental, Social and Governance Committee are available through the Investors section of our website at https://investor.crowncastle.com, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the Business Practices and Ethics Policy and Financial Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.
Risks Relating to Our Business and Industry
Our business depends on the demand for our communications infrastructure (including towers, small cells and fiber), driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services).
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
•financial condition of our tenants, including their profitability and availability or cost of capital, including through government funding;
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
A slowdown in demand for data or our communications infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our current or potential tenants are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure or services.
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

A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues, reduce demand for our communications infrastructure and services and impact our dividend per share growth.
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets (including goodwill), or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. In addition to our three largest tenants, we also derive a portion of our revenues and anticipated future growth from (1) fiber solutions tenants and (2) new entrants offering or contemplating offering wireless services. Such tenants (including those dependent on government funding) may be smaller or have less financial resources than our three largest tenants, may have business models which may not be successful, or may require additional capital.
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
On January 6, 2022, we entered into an agreement with T-Mobile that contemplates T-Mobile and Sprint network consolidation. We anticipate that this consolidation will result in higher Towers non-renewals in 2025, which are expected to reduce site rental revenues by approximately $200 million. Except for full year 2025, we expect our annual Towers non-renewals to remain in line with our historical range of 1% to 2% of annual site rental revenues. Additionally, we anticipate that the T-Mobile and Sprint network consolidation will result in small cell non-renewals, which are expected to reduce site rental revenues by approximately $45 million, with approximately half occurring in 2023 and the remainder occurring in 2024 and 2025. Excluding the anticipated impact from the T-Mobile and Sprint network consolidation, we expect consolidated annual small cell non-renewals to remain in line with our historical range of 1% to 2% of annual site rental revenues.
Due to network consolidation non-renewals and interest rate increases discussed in "—Risks Related to Our Debt and Equity," we expect our annual dividend per share growth through 2025 to be below our long-term annual target.
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
We seek to expand and develop our business, including through acquisitions, increased product offerings, or other strategic growth opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could be complex, costly and time-consuming, or cause disruptions in, increase risk to or otherwise negatively impact our business. Among other things, such transactions and activities may:
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
Over the last decade, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 31% and 33% of our site rental revenues for the years ended December 31, 2022 and 2021, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including those relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
While our Fiber operations have certain risks that are similar to our Towers operations, they also have certain operational risks (including the scalability of processes) that are different from our Towers business, including:
•the use of public rights-of-way and franchise agreements;
•the use of poles and conduits owned solely by, or jointly with, third parties;
•risks relating to overbuilding competitive fiber assets;
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
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions may be lower or slower than we anticipate or may cease to exist altogether. For example, our tenants have initially focused on utilizing towers in the first phase of deploying their 5G networks, which has led to delays in some of our small cell deployments. We anticipate that these delays will be temporary, as our tenants plan for the next phase of their 5G network deployment which we believe will require small cells at scale. Our Fiber operations also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including those stemming from the deployment, location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware.
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
In addition, the construction projects (including modifications of existing communications infrastructure) can pose certain safety risks, including:
•risks resulting from elevated work, including falling hazards;
•risks of third-party non-compliance with safety regulations, industry best practices or other applicable standards;
•risks associated with utility hazards, including gas line, electrical or sewage strikes, which may result in explosions, electrocution and other potentially catastrophic events; and
•risk of potential wildfires, including due to welding, grinding, cutting, or other construction activity.

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
Further, investments in newly constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to realize future tenant additions at anticipated levels. Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. We often experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. We may also experience unforeseen delays and increased project costs as a result of supply chain disruptions and labor shortages, which may impact the availability of equipment and materials needed for, and availability of contractors to work on, our construction projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies and spectrum that may promote network sharing, joint development, backhaul and fronthaul efficiency or resale agreements by our tenants, such as signal combining technologies or network virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, blimps, satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our towers site rental gross margin for the year ended December 31, 2022 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2022, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2022 is as follows:
•22% of our towers are leased or subleased or operated and managed under a master lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.
•31% of our towers are leased or subleased or operated and managed under master leases, subleases or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and we have the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin. We have the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of our towers under master leases, subleases, and other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).
Under master lease or master prepaid lease arrangements we have with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint), certain of our subsidiaries lease or sublease, or are otherwise granted the right to operate and manage, towers from bankruptcy remote subsidiaries of such carriers. If one of these bankruptcy remote subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, our subsidiaries could lose their interest in the applicable sites. If our subsidiaries were to lose their interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
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
Despite existing security measures, certain of our information technology and communications infrastructure may be subject to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, ransomware or other malicious software, cyber-attacks and other security breaches. In addition, our increased reliance on cloud- or internet-based services and on remote access to information systems to accommodate our hybrid work environment increases our exposure to potential cybersecurity incidents. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants or access by our tenants to certain of our information technology systems, (2) our inability to meet expected levels of service to our tenants, (3) data transmitted over our tenants' networks being compromised or misappropriated, or (4) business or other sensitive data being compromised, misappropriated or lost. Although we believe we have a comprehensive incident response plan and other cybersecurity measures and policies in place, we cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results. Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our cybersecurity or information technology, or that of our cloud- or internet-based service providers, occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. In addition, our acquisitions, both past and future, may alter our potential exposure to the risks described above. While we maintain insurance that includes coverage in the event of cybersecurity or other information technology breaches, there can be no assurances that such coverage will be adequate to cover exposure from such incidents.
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
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of existing towers, small cells or fiber), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins, or maintain or increase our market share. In addition, competition (primarily in our fiber solutions business) may, in certain circumstances, cause us to renegotiate certain existing tenant contracts to avoid early contract terminations. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, or (2) new alternative deployment methods for communications infrastructure.
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
Our focus on and disclosure of our ESG position, metrics, strategy, goals and initiatives expose us to potential litigation and other adverse effects to our business.
In recent years, our investors, tenants, employees and other stakeholders have increased their focus on ESG matters and disclosure. In response, we have published ESG reports and related materials and made other public announcements regarding our ESG position, initiatives and goals. Our ESG metrics, initiatives and goals, and progress against those goals, may be based on standards that are still developing and that may not be uniformly adopted or applied by other companies, processes and internal controls that continue to evolve, potentially missing or deficient third-party data, wide range of acceptable estimation techniques, and estimates and assumptions that are subject to a greater degree of uncertainty and may change more frequently than those underlying our financial metrics. Our ESG initiatives and goals may be difficult to implement and may increase operating costs and result in changes to certain of our operations, assets and processes. In addition, a number of governmental and self-regulatory organizations are developing climate change-based laws and regulations, with varying scopes and complexity, that could, if adopted, significantly increase compliance burdens and associated costs.
Any failure, or perceived failure, by us to achieve our goals, further our initiatives, accurately report our metrics or adhere to public statements exposes us to potential litigation, which may materially adversely affect our business, results of operations, financial condition and stock price.
We operate in a challenging labor market and failure to attract, recruit and retain qualified and experienced employees could adversely affect our business, operations and costs.
Our ability to sustain and grow our business and execute on our strategy requires us, in part, to attract, recruit and retain qualified and experienced employees, including key management personnel and other talent. We have experienced an extremely competitive labor market that continues to tighten due to macroeconomic conditions and elevated levels of turnover stemming from the COVID-19 pandemic. To remain competitive, some employers are offering increased compensation and benefits and opportunities to work with greater flexibility, including remote work on a permanent basis. We currently operate under a hybrid work model, meaning that the majority of our employees have the flexibility to work remotely for a portion of the workweek.
As the competition for talent remains intense, we have experienced, and may continue to experience, increased costs to attract, recruit and retain necessary talent, including increased compensation, benefits or other employee-related costs. Our failure to successfully attract, recruit and retain key employees could adversely impact our business, operations, and costs.

Risks Related to Our Debt and Equity
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $21.7 billion as of February 21, 2023). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
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
•we may be adversely impacted by changes in interest rates (see below);
•we may be adversely impacted by changes to credit ratings related to our debt instruments;
•we may be required to issue equity securities or securities convertible into equity securities or sell some of our assets, possibly on unfavorable terms, in order to meet our debt payment obligations;
•we may be limited in our ability to take advantage of strategic business opportunities, including communications infrastructure development or mergers and acquisitions; and
•we could fail to remain qualified for taxation as a REIT due to limitations on our ability to declare and pay dividends to stockholders as a result of restrictive covenants in our debt instruments.
Over the past 11 months, the Federal Reserve has raised the federal funds rate eight times for a cumulative increase of 4.50% and has signaled further increases in the near-term, which could further increase interest rates on our variable rate debt. As of February 21, 2023, approximately 12% of our outstanding indebtedness consisted of variable interest rates, with a weighted average rate of 5.6%. Any significant increase in the amount of our variable rate debt or interest rate on such debt could adversely impact our borrowing cost, financial results and our ability to meet our dividend growth targets, strategically deploy our capital or execute our business plan. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of our interest rate risk.
Currently we have debt instruments in place that limit, in certain circumstances, our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior unsecured credit facility ("2016 Credit Agreement"), which consists of our senior unsecured term loan A facility and senior unsecured revolving credit facility (collectively, "2016 Credit Facility"), contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the associated revenues. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
CCI is a holding company that conducts all of its operations through its subsidiaries. Accordingly, CCI's sources of cash to pay interest or principal on its outstanding indebtedness are distributions relating to its respective ownership interests in its subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by CCI's subsidiaries are first applied by such subsidiaries to conduct their operations, including servicing their respective debt obligations, after which any excess cash flows generally may be paid to CCI, in the absence of any special conditions, such as a continuing event of default. However, CCI's subsidiaries are legally distinct from the holding company and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.

We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets, possibly on unfavorable terms, to meet our debt payment obligations.
We have a substantial amount of indebtedness, which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all. As of February 21, 2023, approximately 51% of our fixed rate debt, with a weighted average interest rate of 3.4%, is scheduled to mature over the next five years. If interest rates remain elevated or continue to increase, we may have to (1) refinance our maturing fixed rate debt at interest rates that exceed the current interest rates on such debt or (2) use our variable interest rate debt to repay such fixed rate debt, thereby increasing our exposure to interest rate fluctuations.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $7.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 21, 2023, had $6.7 billion of undrawn availability, or (3) our ability to issue the full amount of the $2.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of February 21, 2023, had $1.2 billion outstanding.
If we are unable to repay or refinance our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, fund our planned capital expenditures or pay future dividends. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets, possibly on unfavorable terms, to meet our debt payment obligations. Failure to repay or refinance indebtedness when required could result in a default under such indebtedness. If we incur additional indebtedness, any such indebtedness could exacerbate the risks described above.
Sales or issuances of a substantial number of shares of our common stock or securities convertible into shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2021 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 21, 2023, we had approximately $750 million of gross sales of common stock remaining under our 2021 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 10 to our consolidated financial statements. As of February 21, 2023, we had approximately 433 million shares of common stock outstanding.
We have reserved an aggregate of approximately 16 million of common stock for issuance in connection with awards granted under our stock compensation plans.
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
Certain provisions of our restated certificate of incorporation, as amended, ("Charter"), amended and restated by-laws ("By-laws") and operative agreements, and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
We have a number of anti-takeover devices in place that will hinder takeover attempts or may reduce the market value of our common stock. Our anti-takeover provisions include:
•the authority of the board of directors to issue preferred stock without approval of the holders of our common stock;
•advance notice and other procedural requirements relating to director nominations or proposals submitted by stockholders for actions to be taken at annual meetings of stockholders; and
•provisions that the state courts or, in certain circumstances, the federal courts, in Delaware shall be the sole and exclusive forum for certain actions involving us, our directors, officers, employees and stockholders, and, unless the

Company otherwise consents, that the federal courts shall be the sole and exclusive forum for resolution of claims arising under the Securities Act of 1933, as amended (“Securities Act”). Since the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act, there may be uncertainty as to whether a court would enforce such a provision. Stockholders will not be deemed to have waived compliance with the federal securities laws, and this provision does not apply to claims for which the federal courts have exclusive jurisdiction (such as under the Exchange Act).
Our By-laws permit special meetings of the stockholders to be called only upon the request of our Chief Executive Officer or the board of directors, and deny stockholders the ability to call such meetings. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover, or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
During each of the first three quarters of 2022, we paid a common stock dividend of $1.47 per share, totaling approximately $1.9 billion. In October 2022, our board of directors declared a quarterly common stock dividend of $1.565 per share, which represents an increase of 6.5% from the quarterly common stock dividend declared during each of the first three quarters of 2022. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion. Over time, we expect to increase our dividend per share generally commensurate with our realized growth in cash flows. Any future dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
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
As discussed in "Item 1. Business—Strategy," we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that we believe will increase long-term stockholder value on a risk-adjusted basis. Our historical discretionary investments have included the following (in no particular order): construction of communications infrastructure; acquisitions of communications infrastructure; acquisitions of land interests (which primarily relate to land assets under towers); improvements and structural enhancements to our existing communications infrastructure; purchases of shares of our common stock from time to time; and purchases, repayments or redemptions of our debt. External financing, including debt, equity, and equity-related issuances to fund future discretionary investments either (1) may not be available to us or (2) may not be accessible by us at terms that would result in the investment of the net proceeds raised yielding incremental growth in our per share operating results. As a result, future dividend payments may hinder our ability to grow our per share results of operations or otherwise adversely affect our ability to execute our business plan.

Remaining qualified to be taxed as a REIT involves highly technical and complex provisions of the Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends to stockholders when computing our taxable income, thereby increasing our tax obligations and reducing our available cash.
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
To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders for a calendar year is less than a minimum amount specified under the Code.
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
Certifications
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 26, 2022 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this 2022 Form 10-K.

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
Additionally, we own or lease approximately 85,000 route miles of fiber primarily supporting our (1) approximately 120,000 small cells on air or under contract and (2) fiber solutions. The majority of our fiber assets are located in major metropolitan areas. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
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
Approximately 53% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 4 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
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
See the disclosure in note 12 to our consolidated financial statements.
Item 4.     Mine Safety Disclosures
N/A

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI."
As of February 21, 2023, there were approximately 542 holders of record of our common stock.
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

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2017 and ending December 31, 2022. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
Index Value
2017
2018
2019
2020
2021
2022
Years Ended
Crown Castle Inc.
S&P 500 Market Index
FTSE NAREIT All Equity REITs Index

	Years Ended December 31,
Company/Market/Index	2017	2018	2019	2020	2021	2022
Crown Castle Inc.	$100.00	$101.74	$137.82	$159.33	$215.21	$145.24
S&P 500 Market Index	100.00	95.62	125.72	148.85	191.58	156.88
FTSE NAREIT All Equity REITs Index	100.00	95.96	123.46	117.14	165.51	124.22
The performance graph above and related text are being furnished solely to accompany this 2022 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.     [Reserved]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our tenant contracts and growth trends in the demand for data. Site rental revenues represented 90% of our 2022 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
Highlights of Business Fundamentals and Results
•We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements)
•Potential growth resulting from the increasing demand for data
◦We expect existing and potential new tenant demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
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
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2022, we paid common stock dividends totaling approximately $2.6 billion. See "Item 7. MD&A—General Overview—Common Stock Dividend" for a discussion of the increase to our quarterly dividend in the fourth quarter of 2022.
•Investing capital efficiently to grow long-term dividends per share
◦We had discretionary capital expenditures of $1.2 billion for the year ended December 31, 2022, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms of five to 15 years with contractual escalators and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.
◦Our fiber solutions tenant contracts' initial terms generally vary between three to 20 years (including tenant contracts with organizations with high-bandwidth and multi-location demands).
◦As of December 31, 2022, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $40 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers

◦For the year ended December 31, 2022, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 14 to our consolidated financial statements for a further discussion of our largest customers.
•Majority of land under our towers under long-term control
◦For the year ended December 31, 2022, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the year ended December 31, 2022, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of December 31, 2022, after giving effect to our January 2023 issuance of $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due January 2028 ("January 2023 Senior Notes") and the use of proceeds therefrom, our outstanding debt had a weighted average interest rate of 3.6% and weighted average maturity of approximately eight years (assuming anticipated repayment dates where applicable).
◦As of December 31, 2022, after giving effect to our January 2023 Senior Notes offering and the use of proceeds therefrom, 87% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•During 2022, we refinanced and extended the maturities of certain of our debt (see note 7 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions)
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.9 billion for the year ended December 31, 2022,
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
Common Stock Dividend
In the aggregate, we paid approximately $2.6 billion in common stock dividends during 2022. During each of the first three quarters of 2022, we paid a quarterly common stock dividend of $1.47 per share, totaling approximately $1.9 billion. In October 2022, our board of directors declared a quarterly common stock cash dividend of $1.565 per share, which represents an increase of approximately 6.5% from the quarterly common stock dividend declared during each of the first three quarters of 2022. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion. Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2022, our full year 2023 site rental revenues growth will be positively impacted by tenant additions as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
•We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2023 based on the anticipated returns on such discretionary investments.
◦We expect that our discretionary capital expenditures will increase as we accelerate the pace of small cell deployments.
•We also expect sustaining capital expenditures of approximately 2% of net revenues for full year 2023, consistent with historical annual levels.

Results of Operations
The following discussion of our results of operations for 2022 compared to 2021 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2021 compared to 2020 that is not included in this 2022 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 22, 2022.
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which require us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements). See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit, including their respective definitions, and (4) Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Our operating segments consist of (1) Towers and (2) Fiber. See note 14 to our consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for 2022, 2021 and 2020 are depicted below:

	Years Ended December 31,				Percent Change
(In millions of dollars)	2022	2021	2020		2022 vs. 2021	2021 vs. 2020
Site rental revenues:
Towers site rental revenues	$4,322	$3,804	$3,497		14%	9%
Fiber site rental revenues	1,967	1,915	1,823		3%	5%
Total site rental revenues	6,289	5,719	5,320		10%	8%
Site rental gross margin:
Towers site rental gross margin(a)	3,404	2,915	2,631		17%	11%
Fiber site rental gross margin(a)	1,317	1,282	1,203		3%	7%
Services and other gross margin:
Towers services and other gross margin(a)	238	187	71		27%	163%
Fiber services and other gross margin(a)	3	3	8		—%	(63)%
Segment operating profit:
Towers operating profit(a)	3,527	2,995	2,602		18%	15%
Fiber operating profit(a)	1,130	1,111	1,387	(b)	2%	(20)%
Income (loss) from continuing operations	1,675	1,158	1,056		45%	10%
Net income (loss) attributable to CCI stockholders	1,675	1,096	1,056		53%	4%
Adjusted EBITDA(c)	4,340	3,816	3,706		14%	3%
(a)See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" and note 14 to our consolidated financial statements for our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit.
(b)During the fourth quarter of 2020, T-Mobile notified us that it was cancelling approximately 5,700 small cell nodes initially contracted with Sprint ("2020 Cancellation"). Fiber operating profit for the year ended December 31, 2020 is inclusive of $362 million of segment other operating income related to the 2020 Cancellation. See notes 2 and 15 to our consolidated financial statements for further information regarding the 2020 Cancellation.
(c)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2022 and 2021
Total site rental revenues for 2022 grew by $570 million, or 10%, from 2021. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$5,719
$321
$103
$(166)
$4
$299
$9
$6,289
2021 Site Rental Revenues
Plus: Core Leasing Activity (a)
Plus: Cash Escalations
Less: Non-renewals
Plus: Acquisitions(b)
Plus: Change in Impact from Straight-Line Accounting
Plus: Change in Prepaid Rent Amortization(c)
2022 Site Rental Revenues

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Towers site rental revenues for 2022 were $4.3 billion and increased by $518 million, or 14%, from $3.8 billion during 2021. The increase in Towers site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalators and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for 2022 were $2.0 billion and increased by $52 million, or 3%, from $1.9 billion during 2021. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions. Increased demand for small cells was driven by our tenants' network strategy in an effort to provide capacity and relieve network congestion, and increased demand for fiber solutions was driven by increasing demand for data.
The increase in Towers site rental gross margin from 2021 to 2022 was related to the previously-mentioned 14% increase in Towers site rental revenues and relatively fixed costs to operate our towers. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 3% increase in Fiber site rental revenues.
Towers services and other gross margin for 2022 was $238 million and increased by $51 million, or 27%, from $187 million during 2021, which is a reflection of the increased volume of activity from carriers' network enhancements and the volume and mix of services and other work. Revenues from our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for 2022 were $750 million and increased by $70 million, or 10%, from $680 million during 2021. The increase in selling, general and administrative expenses was primarily related to the growth in our business and certain costs, including travel and facilities, returning to their pre-COVID-19 pandemic levels following our return to office in February 2022.

Towers operating profit for 2022 increased by $532 million, or 18%, from 2021. The increase in Towers operating profit was primarily related to the previously-mentioned increases in Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit for 2022 increased by $19 million, or 2%, from 2021. The increase in Fiber operating profit was primarily related to the previously-mentioned increase in Fiber site rental gross margin.
Depreciation, amortization and accretion was approximately $1.7 billion for 2022 and increased by $63 million, or 4%, from 2021. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs were $699 million for 2022 and increased by $42 million, or 6%, from $657 million during 2021. The increase predominately resulted from an increase in the interest rates on the 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 7 to our consolidated financial statements, "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt and interest rate increases.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $28 million and $145 million for the years ended 2022 and 2021, respectively. See note 7 to our consolidated financial statements.
The provisions for income taxes for 2022 and 2021 were $16 million and $21 million, respectively. For both 2022 and 2021, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 to our consolidated financial statements.
Income from continuing operations was $1.7 billion during 2022 compared to $1.2 billion during 2021. The increase was related to (1) growth in our site rental activities in both our Towers and Fiber segments, (2) the previously-mentioned increase in Towers services activity and (3) the decrease in losses of retirement of long-term obligations, partially offset by an increase in expenses, including (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs.
Net income attributable to CCI stockholders increased by $579 million, or 53%, from 2021 to 2022. The increase was due to the previously-mentioned increase in income from continuing operations.
Adjusted EBITDA increased by $524 million, or 14%, from 2021 to 2022. The increase was predominately related to the growth in our site rental activities in both our Towers and Fiber segments as well as the previously-mentioned increase in Towers service activity.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2021 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months consist of (1) Commercial Paper Notes that may be outstanding from time to time, (2) $750 million aggregate principal amount of 3.150% senior unsecured notes ("3.150% Senior Notes") and (3) principal payments on certain outstanding debt.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status," "Item 7. MD&A—General Overview" and note 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2022, after giving effect to our January 2023 Senior Notes offering and the use of the net proceeds therefrom. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt as well as note 10 to our consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$327
Undrawn 2016 Revolver availability(b)	6,649
Total debt and other obligations (current and non-current)	21,729
Total equity	7,449
(a)Inclusive of $5 million included within "Other assets, net" on our consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 7 to our consolidated financial statements.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $2.1 billion (consisting of Commercial Paper Notes, the 3.150% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under our CP

Program may be repaid and re-issued from time to time. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 7 to our consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2022	2021	2020
Net increase (decrease) in cash, cash equivalents and restricted cash
Operating activities	$2,878	$2,789	$3,055
Investing activities	(1,352)	(1,332)	(1,741)
Financing activities	(1,665)	(1,310)	(1,271)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	(139)	147	43
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	(139)	147	43
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations(a)	—	(62)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(139)	$85	$43
(a)See note 9 to our consolidated financial statements for further information.
Operating Activities. The increase in net cash provided by operating activities of $89 million for 2022 from 2021 was due primarily to growth in our core business, which was partially offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities. Net cash used for investing activities for 2022 increased by $20 million from 2021 primarily as a result of increased discretionary capital expenditures in our Fiber segment.
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

A summary of our capital expenditures for the last three years is as follows:

	For the Years Ended
	December 31, 2022				December 31, 2021				December 31, 2020
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$121	$1,017	$24	$1,162	$138	$905	$33	$1,076	$257	$1,179	$38	$1,474
Purchases of land interests	53	—	—	53	64	2	—	66	64	—	—	64
Sustaining	11	41	43	95	19	49	19	87	14	53	19	86
Total	$185	$1,058	$67	$1,310	$221	$956	$52	$1,229	$335	$1,232	$57	$1,624
(a)Towers segment includes $48 million, $65 million and $113 million of capital expenditures incurred during the years ended December 31, 2022, 2021 and 2020, respectively, in connection with tenant installations and upgrades on our towers.
Capital expenditures increased from 2021 to 2022 and were primarily impacted by the previously-mentioned increased discretionary capital expenditures in our Fiber segment. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2023 capital expenditures.
Financing Activities. We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $6.26 per share over the next 12 months, or an aggregate amount of approximately $2.7 billion), (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 7, 10 and 17 to our consolidated financial statements.
In 2022, our financing activities predominately related to the following:
•paying an aggregate of $2.6 billion in dividends on our common stock;
•issuing $750 million aggregate principal amount of senior unsecured notes, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses;
•prepaying in full the previously outstanding Tower Revenue Notes, Series 2018-1;
•redeeming in full the previously outstanding 3.849% Secured Notes;
•entering into an amendment to the 2016 Credit Facility that provided for, among other things, (1) the extension of the maturity date from June 2026 to July 2027, (2) an increase to the aggregate commitments under the 2016 Revolver from $5.0 billion to $7.0 billion, (3) certain modifications to a specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with the Term SOFR pricing benchmark; and
•increasing the size of our CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding.
In 2021, our financing activities predominately related to the following:
•paying an aggregate of $2.4 billion in dividends on our common stock;
•issuing $3.25 billion aggregate principal amount of senior unsecured notes, the net proceeds of which were used to (1) redeem all of the outstanding 5.250% Senior Notes, (2) repay a portion of the outstanding Commercial Paper Notes and (3) repay a portion of outstanding borrowings under the 2016 Term Loan A;
•issuing $750 million aggregate principal amount of senior unsecured notes, the net proceeds of which were used to (1) to repay in full the previously outstanding Tower Revenue Notes, Series 2015-1, Class C-2022, (2) to repay outstanding indebtedness under the CP Program and (3) for general corporate purposes; and
•entering into an amendment to the 2016 Credit Facility that provided for, among other things, (1) the extension of the maturity date from June 2024 to June 2026, (2) reductions to the interest rate spread and unused commitment fee percentage upon meeting specified annual sustainability targets and increases to the interest rate spread and unused commitment fee percentage upon the failure to meet specified annual sustainability thresholds and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee.
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
ATM Program. In March 2021, we established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2021 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2021 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. See also note 10 to our consolidated financial statements. As of February 21, 2023, we had approximately $750 million of gross sales of common stock availability remaining on our 2021 ATM Program.
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
Credit Facility. See note 7 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 21, 2023, we had an outstanding balance of $265 million and $6.7 billion in undrawn availability under our 2016 Revolver. The proceeds of our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, the repayment or repurchase of any outstanding indebtedness, acquisitions and purchases of our common stock.
Commercial Paper Program. See note 7 to our consolidated financial statements for further information regarding our CP Program. As of February 21, 2023, there was $1.2 billion outstanding under our CP Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, the repayment or repurchase of any outstanding indebtedness, acquisitions and purchases of our common stock.
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
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2022, after giving effect to our January 2023 Senior Notes offering and the use of the net proceeds therefrom. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2023	2024	2025	2026	2027	Thereafter	Totals
Debt and other long-term obligations(a)	$2,060	$831	$593	$2,771	$3,558	$12,078	$21,891
Interest payments on debt and other long-term obligations(b)(c)	734	690	670	640	541	5,613	8,888
Lease obligations(d)	568	561	545	538	531	5,660	8,403
Total material cash requirements	$3,362	$2,082	$1,808	$3,949	$4,630	$23,351	$39,182
(a)The impact of principal payments that will commence following the anticipated repayment dates of our Tower Revenue Notes, Series 2015-2 and 2018-2 (collectively, "Tower Revenue Notes") is not considered. The Tower Revenue Notes, Series 2015-2 and 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively. See note 7 to our consolidated financial statements for our definition of and additional information regarding the Tower Revenue Notes.
(b)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2022 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $1.0 billion. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(c)Includes the unused commitment fees on our 2016 Credit Facility. Interest payments on the variable rate debt are based on estimated rates currently in effect. See note 7 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our interest rate risk.
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
The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2022. As of December 31, 2022, the leases for land interests under our towers had an average remaining life of approximately 36 years, weighted based on towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining the rights to land under our towers.
(a)Inclusive of fee interests and perpetual easements.
(b)For the three months ended December 31, 2022, without consideration of the term of the tenant contract.

Debt Covenants
Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the 2016 Credit Agreement as of December 31, 2022.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2022
CCI	Total Net Leverage Ratio	≤ 6.50x	4.9x
CCI	Total Senior Secured Leverage Ratio	≤ 3.50x	0.3x
CCI	Consolidated Interest Coverage Ratio(c)	N/A	N/A

(a)Failure to comply with the financial maintenance covenants would, absent a waiver, result in an event of default under the 2016 Credit Agreement.
(b)As defined in the 2016 Credit Agreement.
(c)Applicable solely to the extent that the senior unsecured debt rating by any two of S&P, Moody's and Fitch is lower than BBB-, Baa3 or BBB-, respectively. If applicable, the consolidated interest coverage ratio must be greater than or equal to 2.50.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. The critical accounting policies and estimates for 2022 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.
Lease Accounting—Lessee. For our Towers segment, our lessee arrangements primarily consist of ground leases for land under our towers. Ground leases for land are specific to each site and are generally for an initial term of five to 10 years and are renewable (and cancellable after a notice period) at our option. We also enter into term easements and ground leases in which we prepay the entire term. For our Fiber segment, our lessee arrangements primarily include leases of fiber assets to facilitate our small cells and fiber solutions. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at our option. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
For both our Towers and Fiber segments, operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease and fiber access agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. When calculating straight-line ground lease and fiber access expenses, we consider all fixed elements of contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
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
Revenue Recognition. 90% of our total revenue for 2022 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally ranging from five to 15 years for site rental revenues derived from wireless tenants and three to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are recorded within "Deferred site rental receivables" on the consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the consolidated balance sheet. Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represented 10% of our total revenues for 2022. Services and other revenues consists predominately of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). Our services generally have a duration of one year or less. Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Acquisitions—General. The majority of our towers have been acquired directly or indirectly from the three largest wireless carriers (or their predecessors) through transactions consummated since 1999. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below.
The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. Such changes could have a significant impact on our consolidated financial statements.
Accounting for Acquisitions—Leases. With respect to business combinations that include towers that we lease and operate, such as the AT&T and T-Mobile leased and subleased towers (including those which T-Mobile assumed in its merger with Sprint), we evaluate such agreements to determine treatment as finance or operating leases. The evaluation of such agreements for finance or operating lease treatment previously included consideration of each of the lease classification criteria under ASC 840-10-25, namely (1) the transfer of ownership provisions, (2) the existence of bargain purchase options, (3) the length of the remaining lease term, and (4) the present value of the minimum lease payments. With respect to the AT&T and T-Mobile leased and subleased towers (including those which T-Mobile assumed in its merger with Sprint), we determined that the tower leases were finance leases and the underlying land leases were operating leases based upon the lease term criterion, after considering the fragmentation criteria applicable under ASC 840-10-25 to leases involving both land and buildings (i.e., towers). We determined that the fragmentation criteria was met, and the tower leases could be accounted for as finance leases apart from the land leases, which are accounted for as operating leases, since (1) the fair value of the land in the aforementioned business combinations was greater than 25% of the total fair value of the leased property at inception and (2) the tower lease expirations occur beyond 75% of the estimated economic life of the tower assets.
Accounting for Acquisitions—Valuation. As of December 31, 2022, our largest asset was property and equipment (which primarily consists of communications infrastructure) followed by goodwill, operating lease ROU assets and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets.

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
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding tenant renewals and cancellations. The most important estimates for measurement of operating lease ROU assets and lease liabilities acquired are (1) present value of our future lease payments, including whether renewals or extensions should be measured, and (2) favorability or unfavorability to the current market terms. With respect to business combinations that include towers that we lease and operate, such as the AT&T and T-Mobile leased and subleased towers (including those which T-Mobile assumed in its merger with Sprint), we evaluate such agreements to determine treatment as finance or operating leases and identification of any bargain purchase options.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, easements, leased facility and certain pole attachment agreements, to remove communications infrastructure or remediate the space upon which certain of our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or small cells or remediate the land. We do not record an obligation for asset retirement activities related to our fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made.
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. A substantial portion of our property and equipment represents the cost of our communications infrastructure, the majority of which is depreciated with an estimated useful life equal to the shorter of 20 years or the term of the underlying ground lease (where applicable and including optional renewals).
The useful lives of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful lives of site rental contracts and tenant relationships intangible assets are limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and the site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental contracts and tenant relationships intangible assets are valued based upon the fair value of the site rental contracts and tenant relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, site rental contracts and tenant relationships intangible assets are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the communications infrastructure.
Accounting for Long-Lived Assets—Impairment Evaluation. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
For purposes of our Towers segment, we utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of site rental contracts and tenant relationships intangible assets:
(1)we pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups; and
(2)we separately pool the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.

We first pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view communications infrastructure as portfolios and communications infrastructure in a given portfolio and its related tenant contracts are not largely independent of the other communications infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of communications infrastructure, (2) the interdependencies of communications infrastructure portfolios, and (3) the manner in which communications infrastructure is traded in the marketplace. The vast majority of our site rental contracts and tenant relationships intangible assets and property and equipment are pooled into the U.S. owned communications infrastructure group. Secondly, and separately, we pool the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and tenant relationships intangible assets to the underlying contracts and related tenant relationships acquired.
For purposes of our Fiber segment, we consider major U.S. markets where we have made significant investments to be the most appropriate level for purposes of grouping our long-lived assets for potential impairment evaluation.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2022, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the associated estimated future cash flows (undiscounted) from an asset group is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our communications infrastructure and (2) estimates regarding tenant cancellations and renewals of tenant contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
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
Accounting for Goodwill—Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Our reporting units are the same as our operating segments (Towers and Fiber). See note 14 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2022, which resulted in no impairments.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs. Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2022 relates to TRSs. Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization. See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.

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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle, stock-based compensation expense and net (gain) loss from disposal of discontinued operations, net of tax. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

	Years Ended December 31,
(In millions of dollars)	2022	2021	2020
Net income (loss)	$1,675	$1,096	$1,056
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	34	21	74
Acquisition and integration costs	2	1	10
Depreciation, amortization and accretion	1,707	1,644	1,608
Amortization of prepaid lease purchase price adjustments	16	18	18
Interest expense and amortization of deferred financing costs	699	657	689
(Gains) losses on retirement of long-term obligations	28	145	95
Interest income	(3)	(1)	(2)
Other (income) expense	10	21	5
(Benefit) provision for income taxes	16	21	20
Stock-based compensation expense	156	131	133
Net (gain) loss from disposal of discontinued operations, net of tax	—	62	—
Adjusted EBITDA(a)	$4,340	$3,816	$3,706
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. As of December 31, 2022 and December 31, 2021, we had no interest rate swaps.
Our interest rate risk as of December 31, 2022 relates primarily to the impact of interest rate movements on the following, after giving effect to our January 2023 Senior Notes offering and the use of the net proceeds therefrom:
•the potential refinancing of our $21.9 billion in existing debt, compared to $20.8 billion in the prior year;
•our $2.7 billion of floating rate debt, compared to $2.2 billion in the prior year, representing approximately 13% and 10% of total debt, respectively; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Over the past 11 months, the Federal Reserve has raised the federal funds rate eight times for a cumulative increase of 4.50% and has signaled further increases in the near-term, which could further increase our costs of borrowing. Prior to 2022, the Federal Reserve had not raised the federal funds rate since December 2018. See also "Item 1a. Risk Factors" for a discussion of risks stemming from interest rate increases.
Potential Refinancing of Existing Debt
Our contractual debt maturities over the next 12 months consist of Commercial Paper Notes that may be outstanding from time to time, the 3.150% Senior Notes and principal payments on certain outstanding debt. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2022.
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2022, after giving effect to our January 2023 Senior Notes offering and the use of the net proceeds therefrom, we had $2.7 billion of floating rate debt. A hypothetical unfavorable fluctuation in market interest rates on our existing floating rate debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $7 million.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2022, after giving effect to our January 2023 Senior Notes offering and the use of the net proceeds therefrom. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2023		2024	2025	2026	2027	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$789		$786	$532	$2,680	$2,277	$12,078	$19,142	$15,816
Average interest rate(b)(c)(d)	3.2%		3.3%	1.5%	3.0%	3.5%	4.1%	3.7%
Variable rate debt(e)	$1,271	(f)	$45	$60	$91	$1,281	$—	$2,748	$3,738
Average interest rate(e)	5.2%		4.8%	4.0%	4.0%	4.0%	—%	4.6%
(a)The fair value of our debt is based on indicative quotes, non-binding quotes from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.
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
(d)    If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2022 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $1.0 billion. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)    Predominately consists of our senior unsecured term loan A facility ("2016 Term Loan A") and our 2016 Revolver borrowings, each of which matures in 2027. Additionally, see note 7 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)    Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

Item 8.    Financial Statements and Supplementary Data

Crown Castle Inc. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Crown Castle Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Crown Castle Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Towers Segment
As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized $4,322 million in site rental revenues and $685 million in services and other revenues from its Towers segment for the year ended December 31, 2022. The Company generates site rental revenues from its core business by providing tenants with access to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, noncancelable term of the relevant tenant contract. The Company also offers certain services primarily relating to its Towers segment, predominately consisting of (i) site development services and (ii) installation services. The transaction price for the Company's tower installation services consists of amounts for (i) permanent improvements to the Company's towers that represent a lease component and (ii) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2023
We have served as the Company’s auditor since 2011.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$156	$292
Restricted cash	166	169
Receivables, net of allowance of $19 and $17, respectively	593	543
Prepaid expenses	102	105
Deferred site rental receivables	127	92
Other current assets	73	53
Total current assets	1,217	1,254
Deferred site rental receivables	1,954	1,588
Property and equipment, net	15,407	15,269
Operating lease right-of-use assets	6,526	6,682
Goodwill	10,085	10,078
Site rental contracts and tenant relationships, net	3,535	3,982
Other intangible assets, net	61	64
Other assets, net	136	123
Total assets	$38,921	$39,040
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$236	$246
Accrued interest	183	182
Deferred revenues	736	776
Other accrued liabilities	407	401
Current maturities of debt and other obligations	819	72
Current portion of operating lease liabilities	350	349
Total current liabilities	2,731	2,026
Debt and other long-term obligations	20,910	20,557
Operating lease liabilities	5,881	6,031
Other long-term liabilities	1,950	2,168
Total liabilities	31,472	30,782
Commitments and contingencies (see note 12)
CCI stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: December 31, 2022—433 and December 31, 2021—432	4	4
Additional paid-in capital	18,116	18,011
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(10,666)	(9,753)
Total equity	7,449	8,258
Total liabilities and equity	$38,921	$39,040

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net revenues:
Site rental	$6,289	$5,719	$5,320
Services and other	697	621	520
Net revenues	6,986	6,340	5,840
Operating expenses:
Costs of operations:(a)
Site rental	1,602	1,554	1,521
Services and other	466	439	448
Selling, general and administrative	750	680	678
Asset write-down charges	34	21	74
Acquisition and integration costs	2	1	10
Depreciation, amortization and accretion	1,707	1,644	1,608
Total operating expenses	4,561	4,339	4,339
Other operating (income) expense (see note 15)	—	—	(362)
Operating income (loss)	2,425	2,001	1,863
Interest expense and amortization of deferred financing costs	(699)	(657)	(689)
Gains (losses) on retirement of long-term obligations	(28)	(145)	(95)
Interest income	3	1	2
Other income (expense)	(10)	(21)	(5)
Income (loss) from continuing operations before income taxes	1,691	1,179	1,076
Benefit (provision) for income taxes	(16)	(21)	(20)
Income (loss) from continuing operations	1,675	1,158	1,056
Discontinued operations (see note 9):
Net gain (loss) from disposal of discontinued operations, net of tax	—	(62)	—
Income (loss) from discontinued operations, net of tax	—	(62)	—
Net income (loss) attributable to CCI stockholders	1,675	1,096	1,056
Dividends/distributions on preferred stock	—	—	(57)
Net income (loss) attributable to CCI common stockholders	$1,675	$1,096	$999
Net income (loss)	$1,675	$1,096	$1,056
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	—	1
Total other comprehensive income (loss)	(1)	—	1
Comprehensive income (loss) attributable to CCI stockholders	$1,674	$1,096	$1,057
Net income (loss) attributable to CCI common stockholders, per common share:
Income (loss) from continuing operations, basic	$3.87	$2.68	$2.36
Income (loss) from discontinued operations, basic	—	(0.14)	—
Net income (loss) attributable to CCI common stockholders—basic	$3.87	$2.54	$2.36
Income (loss) from continuing operations, diluted	$3.86	$2.67	$2.35
Income (loss) from discontinued operations, diluted	—	(0.14)	—
Net income (loss) attributable to CCI common stockholders—diluted	$3.86	$2.53	$2.35
Weighted-average common shares outstanding:
Basic	433	432	423
Diluted	434	434	425
(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$1,675	$1,158	$1,056
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,707	1,644	1,608
(Gains) losses on retirement of long-term obligations	28	145	95
Amortization of deferred financing costs and other non-cash interest, net	17	13	6
Stock-based compensation expense	156	129	138
Asset write-down charges	34	21	74
Deferred income tax (benefit) provision	3	4	3
Other non-cash adjustments, net	5	21	5
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	—	(17)	31
Increase (decrease) in accounts payable	(5)	15	(77)
Increase (decrease) in other liabilities	(281)	(118)	(65)
Decrease (increase) in receivables	(49)	(113)	166
Decrease (increase) in other assets	(412)	(113)	15
Net cash provided by (used for) operating activities	2,878	2,789	3,055
Cash flows from investing activities:
Capital expenditures	(1,310)	(1,229)	(1,624)
Payments for acquisitions, net of cash acquired	(35)	(111)	(107)
Other investing activities, net	(7)	8	(10)
Net cash provided by (used for) investing activities	(1,352)	(1,332)	(1,741)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	748	3,985	3,733
Principal payments on debt and other long-term obligations	(74)	(1,076)	(105)
Purchases and redemptions of long-term debt	(1,274)	(2,089)	(2,490)
Borrowings under revolving credit facility	3,495	1,245	2,430
Payments under revolving credit facility	(2,855)	(870)	(2,665)
Net issuances (repayments) under commercial paper program	976	(20)	130
Payments for financing costs	(14)	(42)	(38)
Purchases of common stock	(65)	(70)	(76)
Dividends/distributions paid on common stock	(2,602)	(2,373)	(2,105)
Dividends/distributions paid on preferred stock	—	—	(85)
Net cash provided by (used for) financing activities	(1,665)	(1,310)	(1,271)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	(139)	147	43
Discontinued operations (see note 9):
Net cash provided by (used for) operating activities	—	(62)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	—	(62)	—
Effect of exchange rate changes on cash	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	466	381	338
Cash, cash equivalents, and restricted cash at end of period	$327	$466	$381

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		6.875% Mandatory Convertible Preferred Stock			Accumulated Other Comprehensive Income (Loss) ("AOCI")
	Shares	($0.01 Par)	Shares	($0.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Dividends/Distributions in Excess of Earnings	Total
Balance, December 31, 2019	416	$4	2	$—	$17,855	$(5)	$(7,365)	$10,489
Stock-based compensation related activity, net of forfeitures	1	—	—	—	154	—	—	154
Purchases and retirement of common stock	—	—	—	—	(76)	—	—	(76)
Other comprehensive income (loss)(a)	—	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	—	(2,106)	(2,106)
Preferred stock dividends/distributions	—	—	—	—	—	—	(57)	(57)
Conversion of preferred stock to common stock (see note 10)	14	—	(2)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	1,056	1,056
Balance, December 31, 2020	431	4	—	—	17,933	(4)	(8,472)	9,461
Stock-based compensation related activity, net of forfeitures	1	—	—	—	148	—	—	148
Purchases and retirement of common stock	—	—	—	—	(70)	—	—	(70)
Common stock dividends/distributions	—	—	—	—	—	—	(2,377)	(2,377)
Net income (loss)	—	—	—	—	—	—	1,096	1,096
Balance, December 31, 2021	432	4	—	—	18,011	(4)	(9,753)	8,258
Stock-based compensation related activity, net of forfeitures	1	—	—	—	170	—	—	170
Purchases and retirement of common stock	—	—	—	—	(65)	—	—	(65)
Other comprehensive income (loss)(a)	—	—	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	—	—	(2,588)	(2,588)
Net income (loss)	—	—	—	—	—	—	1,675	1,675
Balance, December 31, 2022	433	$4	—	$—	$18,116	$(5)	$(10,666)	$7,449
(a)See the consolidated statement of operations and comprehensive income (loss) for the components of "total other comprehensive income (loss)."

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1.     Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle Inc. (formerly, Crown Castle International Corp.) and its predecessor, as applicable (together, "CCI"), and their subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
The Company owns, operates and leases shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. The Company's towers, small cells and fiber assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants."
The Company's core business is providing access, including space or capacity, to its shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 14.
Approximately 53% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. See notes 4 and 13.
As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services").
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
2.    Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2022.
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
Lessee. For its Tower segment, the Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of five to 10 years and are renewable (and cancellable after a notice period) at the Company's option. The Company also enters into term easements and ground leases in which it prepays the entire term. For its Fiber segment, the Company's lessee arrangements primarily include leases of fiber assets to support the Company's small cells and fiber solutions.
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
Right-of-use ("ROU") assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's consolidated balance sheet, respectively. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
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
Site rental revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company's tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation for the majority of communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (where applicable and including optional renewal periods). Additions and permanent improvements to the Company's communications infrastructure are capitalized, while maintenance and repairs are expensed.
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2022, 2021 and 2020, the Company had $265 million, $238 million and $270 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $39 million, $19 million and $77 million for the years ended December 31, 2022, 2021 and 2020, respectively. Asset write-down charges for the year ended December 31, 2020 included the write-off of property and equipment of approximately $63 million which, following the 2020 Cancellation, was deemed to have no alternative future use. See note 15 for further information regarding the 2020 Cancellation.
Asset Retirement Obligations
Pursuant to its ground lease, easement, leased facility and certain pole attachment agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space on which certain of its communications infrastructure is located. The Company does not record an obligation for asset retirement activities related to its fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2022, which resulted in no impairments.
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
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful lives of site rental contracts and tenant relationships intangible assets are limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the communications infrastructure and the site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental contracts and tenant relationships intangible assets are valued based upon the fair value of the site rental contracts and tenant relationships, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, site rental contracts and tenant relationships intangible assets are amortized over a period not to exceed 20 years.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of site rental contracts and tenant relationships intangible assets. First, the Company pools site rental contracts and tenant relationships intangible assets with the related communications infrastructure assets into portfolio groups for purposes of determining the unit of account for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
impairment testing. Second and separately, the Company pools the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the associated estimated future cash flows (undiscounted) from an asset is less than its carrying amount, an impairment loss may be recognized. Measurement of an impairment loss would be based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet and consist of the estimated fair value of below-market tenant leases for contractual interests with tenants on acquired communications infrastructure that are amortized to site rental revenues.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing, with the exception of costs incurred related to revolving lines of credit, are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "Debt and other long-term obligations" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the related debt liability. Third party costs incurred to obtain financing through a revolving line of credit are deferred and are included in "Other assets, net" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the 2016 Credit Agreement (as defined in note 7).
Revenue Recognition
The Company generates site rental revenues from its core business by providing tenants with access, including space or capacity, to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Typically, providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts.
Site Rental Revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for the Company's fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Deferred site rental receivables" on the Company's consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of these performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated standalone selling price. The volume and mix of site development services may vary among contracts and may include a combination of some or all of the above performance obligations. Payments generally are due within 45 to 60 days and generally do not contain variable-consideration provisions. The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues on the Company consolidated statement of operations and comprehensive income (loss). Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. The vast majority of the Company’s services generally have a duration of one year or less.
Additional Information on Revenues. As of January 1, 2022 and December 31, 2022, a total of $2.6 billion and $2.3 billion, respectively, of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2022, approximately $668 million of the January 1, 2022 unrecognized revenue balance was recognized as revenue. As of January 1, 2021, a total of $2.8 billion of unrecognized revenue was reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2021, approximately $595 million of the January 1, 2021 unrecognized revenue balance was recognized as revenue.
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
Ground lease and fiber access expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber access agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. When calculating straight-line ground lease and fiber access expenses, the Company considers all fixed elements of contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's liability related to straight-line expense is included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "Prepaid expenses" and "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs, associated with the Company's site development and installation services. The Company's costs incurred prior to the satisfaction of associated performance obligations of $43 million and $65 million as of December 31, 2022 and 2021, respectively, are included in "Other current assets" on the Company's consolidated balance sheet.
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
Stock-based Compensation
Restricted Stock Units. The Company records stock-based compensation expense for unvested restricted stock units ("RSUs") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of RSUs for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation is as follows:
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
Forfeitures. The Company uses historical award forfeiture data and management's judgment about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Years Ended December 31,
	2022	2021	2020
Interest expense on debt obligations	$685	$644	$683
Amortization of deferred financing costs and adjustments on long-term debt	26	25	23
Capitalized interest	(12)	(12)	(17)
Total	$699	$657	$689
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company also may be subject to certain federal, state, local and foreign taxes on its income, including (1) taxes on any undistributed income and (2) taxes related to the TRSs. In addition, the Company could under certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT.
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2022 and 2021, the Company has not recorded any material penalties related to its income tax positions. See note 9.
Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2022, 2021 and 2020, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units as determined under the treasury stock method and (2) conversion of the Company's previously outstanding 6.875% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share ("6.875% Convertible Preferred Stock"), as applicable, as determined under the if-converted method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations	$1,675	$1,158	$1,056
Dividends/distributions on preferred stock	—	—	(57)
Income (loss) from continuing operations attributable to CCI common stockholders for basic and diluted computations	$1,675	$1,158	$999

Income (loss) from discontinued operations, net of tax	$—	$(62)	$—
Net income (loss) attributable to CCI common stockholders	$1,675	$1,096	$999

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	433	432	423
Effect of assumed dilution from potential issuance of common shares relating to RSUs	1	2	2
Diluted weighted-average number of common shares outstanding	434	434	425

Net income (loss) attributable to CCI common stockholders, per common share:
Income (loss) from continuing operations, basic	$3.87	$2.68	$2.36
Income (loss) from discontinued operations, basic	—	(0.14)	—
Net income (loss) attributable to CCI common stockholders—basic	$3.87	$2.54	$2.36
Income (loss) from continuing operations, diluted	$3.86	$2.67	$2.35
Income (loss) from discontinued operations, diluted	—	(0.14)	—
Net income (loss) attributable to CCI common stockholders—diluted	$3.86	$2.53	$2.35

Dividends/distributions declared per share of common stock	$5.98	$5.46	$4.93
For the year ended December 31, 2020, 14 million common share equivalents related to the Company's previously outstanding 6.875% Convertible Preferred Stock were excluded from the dilutive common shares, because the impact of the conversion of such preferred stock would be anti-dilutive based on the Company's common stock price at the end of each respective year. See note 10 for further discussion of the Company's previously outstanding 6.875% Convertible Preferred Stock.
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
The fair values of cash and cash equivalents and restricted cash approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2021 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2022 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.
3.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2022. As of December 31, 2022, the weighted-average remaining term of tenant contracts was approximately six years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Contracted amounts(a)	$4,832	$4,408	$4,073	$3,976	$3,929	$18,981	$40,199
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
4.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2022	2021
Land(a)	—	$2,339	$2,259
Buildings	40 years	221	218
Communications infrastructure assets	1-20 years	24,353	23,289
Information technology assets and other	2-7 years	652	587
Construction in process	—	913	853
Total gross property and equipment		28,478	27,206
Less: accumulated depreciation		(13,071)	(11,937)
Total property and equipment, net		$15,407	$15,269
(a)Includes land owned through fee interests and perpetual easements.
Depreciation expense for each of the years ended December 31, 2022, 2021 and 2020 was $1.2 billion.
22% of the Company's towers are leased or subleased or operated and managed under a master lease or other related agreements with AT&T for a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

31% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and the Company has the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin, and the Company has the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of the Company's towers under master leases, subleases, or other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $405 million, which payments, if such option is exercised, would be due prior to 2032 (less than $10 million would be due before 2025).
See note 13 for further discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.
5.Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill was $10.1 billion for each of the years ended December 31, 2022 and 2021. Additions due to acquisitions during the period were $7 million.
Intangible Assets
The following is a summary of the Company's intangible assets.

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,850	$(4,315)	$3,535	$7,854	$(3,872)	$3,982
Other intangible assets	143	(82)	61	143	(79)	64
Total	$7,993	$(4,397)	$3,596	$7,997	$(3,951)	$4,046
Amortization expense related to intangible assets is classified as "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss) and was $446 million, $444 million, and $439 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2023 to 2027 is as follows:

	Years Ending December 31,
	2023	2024	2025	2026	2027
Estimated annual amortization	$446	$396	$375	$370	$287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
6.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	As of December 31,
	2022	2021
Deferred rental revenues	$1,337	$1,568
Deferred credits, net	261	311
Asset retirement obligation	327	269
Deferred income tax liabilities	18	14
Other long-term liabilities	7	6
Total	$1,950	$2,168
Pursuant to its ground lease, easement, leased facility, and certain pole attachment agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space on which its communications infrastructure is located. The changes in the carrying amount of the Company's asset retirement obligations were as follows:

	Years Ending December 31,
	2022	2021
Balance, January 1	$269	$259
Additions	4	9
Accretion expense	20	20
Revision in estimates(a)	37	(16)
Settlements	(3)	(3)
Balance, December 31	$327	$269
(a)Primarily relates to (1) increases in estimated undiscounted cash flows and (2) adjustments to estimated settlement dates for the years ending December 31, 2022 and 2021, respectively, for certain asset retirement obligations and is offset against the associated asset retirement costs recorded within "Property and equipment, net" on the Company's consolidated balance sheet.
As of December 31, 2022, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.1 billion. See note 2.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $49 million, $54 million and $58 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2023 to 2027 are as follows:

	Years Ending December 31,
	2023	2024	2025	2026	2027
Below-market tenant leases	$45	$41	$33	$25	$20
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $210 million and $192 million as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
7.Debt and Other Obligations
See note 17 for a discussion of the Company's issuance of the January 2023 Senior Notes (as defined in note 17) and the use of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of December 31, 2022.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
					2022		2021	2022	(a)
3.849% Secured Notes	Dec. 2012		Apr. 2023		$—		$998	N/A
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		47		53	9.0%
Tower Revenue Notes, Series 2018-1	July 2018		July 2043		—		249	N/A
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	698		696	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	745		744	4.2%
Finance leases and other obligations	Various	(c)	Various	(c)	246		242	Various	(c)
Total secured debt					1,736		2,982
2016 Revolver	Jan. 2016		July 2027		1,305	(d)	665	5.5%	(e)
2016 Term Loan A	Jan. 2016		July 2027		1,192		1,222	5.5%	(e)
Commercial Paper Notes	Various	(f)	Various	(f)	1,241		265	5.2%
3.150% Senior Notes	Jan. 2018		July 2023		749		747	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		748		747	3.2%
1.350% Senior Notes	June 2020		July 2025		497		496	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		896		895	4.5%
3.700% Senior Notes	May 2016		June 2026		747		746	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		992		990	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		497		496	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		742		—	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		996		995	3.7%
3.800% Senior Notes	Jan. 2018		Feb. 2028		993		992	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		594		593	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		739		738	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,090		1,089	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		989		988	2.1%
2.500% Senior Notes	June 2021		July 2031		742		741	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,233		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		395	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		345	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					$19,993		$17,647
Total debt and other obligations					$21,729		$20,629
Less: current maturities of debt and other obligations					$819		$72
Non-current portion of debt and other long-term obligations					$20,910		$20,557
(a)Represents the weighted-average stated interest rate.
(b)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2022, the Tower Revenue Notes, Series 2015-2 and 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates ranging up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of December 31, 2022, the undrawn availability under the senior unsecured revolving credit facility ("2016 Revolver") was $5.7 billion.
(e)Both the 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See further discussion below regarding potential adjustments to such percentages.
(f)The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The credit agreement governing the Company's 2016 Credit Facility ("2016 Credit Agreement") contains financial maintenance covenants. The Company is currently in compliance with these financial maintenance covenants, and based upon current expectations, the Company believes it will continue to comply with its financial maintenance covenants. In addition, certain of the Company's debt agreements also contain restrictive covenants that place restrictions on CCI or its subsidiaries and may limit the Company's ability to, among other things, incur additional debt and liens, purchase the Company's securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
Bank Debt
2016 Credit Facility. In January 2016, the Company established the 2016 Credit Facility, which was originally comprised of (1) a $2.5 billion 2016 Revolver maturing in January 2021, (2) a $2.0 billion 2016 Term Loan A maturing in January 2021 and (3) a $1.0 billion senior unsecured 364-day revolving credit facility ("364-Day Facility") maturing in January 2017. The Company used the net proceeds from the 2016 Credit Facility (1) to repay the then outstanding senior credit facility originally established in January 2012 and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the February 2016 Senior Notes (as defined below) offering to repay in full all outstanding borrowings under the then outstanding 364-Day Facility.
In February 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) incur additional term loans in an aggregate principal amount of $500 million and (2) extend the maturity of both the 2016 Term Loan A and the 2016 Revolver to January 2022.
In August 2017, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver to $3.5 billion, and (2) extend the maturity of the 2016 Credit Facility to August 2022.
In June 2018, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver to $4.25 billion, and (2) extend the maturity of the 2016 Credit Facility to June 2023.
In June 2019, the Company entered into an amendment to the 2016 Credit Facility to (1) increase commitments on the 2016 Revolver to $5.0 billion, and (2) extend the maturity of the 2016 Credit Facility to June 2024.
In June 2021, the Company entered into an amendment to the 2016 Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility to June 2026, (2) reductions to the interest rate spread ("Spread") and unused commitment fee ("Commitment Fee") percentage upon meeting specified annual sustainability targets ("Targets") and increases to the Spread and Commitment Fee percentage upon the failure to meet specified annual sustainability thresholds ("Thresholds") and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. The Spread and Commitment Fee are subject to an upward adjustment of up to 0.05% and 0.01%, respectively, if the Company fails to achieve the Thresholds. The Spread and Commitment Fee are subject to a downward adjustment of up to 0.05% and 0.01%, respectively, if the Company achieves the Targets. In January 2022, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of December 31, 2021, and, as such, the Spread and Commitment Fee percentages were reduced for 2022.
In July 2022, the Company entered into an amendment to the 2016 Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility to July 2027, (2) an increase to the commitments on the 2016 Revolver to $7.0 billion, (3) certain modifications to the specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with a Term SOFR pricing benchmark.
In January 2023, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of December 31, 2022, and, as such, the Spread and Commitment Fee percentage reductions applied in January 2022 were maintained for 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper Program. In April 2019, the Company established a commercial paper program ("CP Program"), pursuant to which the Company may issue short-term, unsecured commercial paper notes ("Commercial Paper Notes"). Commercial Paper Notes may be issued, repaid and re-issued from time to time, with an aggregate principal amount of Commercial Paper Notes outstanding under the CP Program at any time originally not to exceed $1.0 billion. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes. The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding commercial paper issuances generally have short-term maturities, the Company classifies the outstanding issuances as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
In March 2022, the Company increased the size of the CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. As of December 31, 2022, the Company had net issuances of $1.2 billion under the CP Program.
Securitized Debt
The Tower Revenue Notes and the Secured Notes, Series 2009-1, Class A-2 ("2009 Securitized Notes") (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCI. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The 2015 Tower Revenue Notes and 2018 Tower Revenue Notes (each as defined below) are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("2015 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's then outstanding Tower Revenue Notes. The 2015 Tower Revenue Notes originally consisted of (1) $300 million aggregate principal amount of 3.222% senior secured tower revenue notes with an anticipated repayment date of May 2022 and a final maturity date of May 2042 ("Series 2015-1 Notes") and (2) $700 million aggregate principal amount of 3.663% senior secured tower revenue notes with an anticipated repayment date of May 2025 and a final maturity date of May 2045 ("Series 2015-2 Notes"). The Company primarily used the net proceeds of the 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of the formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL"), to (1) repay $250 million aggregate principal amount of previously outstanding August 2010 Tower Revenue Notes, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses. In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes (as defined below) offering to repay in whole the Series 2015-1 Notes.
In July 2018, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("2018 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's existing Tower Revenue Notes. The 2018 Tower Revenue Notes originally consisted of (1) $250 million aggregate principal amount of 3.720% senior secured tower revenue notes with an anticipated repayment date of July 2023 and a final maturity of July 2043 ("Series 2018-1 Notes") and (2) $750 million aggregate principal amount of 4.241% senior secured tower revenue notes with an anticipated repayment date of July 2028 and a final maturity of July 2048 ("Series 2018-2 Notes"). The Company used the net proceeds of the 2018 Tower Revenue Notes, together with cash on hand, to repay all of the previously outstanding Tower Revenue Notes, Series 2010-6 and to pay related fees and expenses. In addition to the 2018 Tower Revenue Notes described above, in connection with Exchange Act risk retention requirements ("Risk Retention Rules"), an indirect subsidiary of the Company issued and a majority-owned affiliate of the Company purchased approximately $53 million of the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028 to retain an eligible horizontal residual interest (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Tower Revenue Notes. In March 2022, the Company prepaid the Series 2018-1 Notes.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2022, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $813 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
The Company may repay the Securitized Debt in whole or in part at any time, provided in each case that such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.
Bonds—Senior Notes
In March 2022, the Company issued $750 million aggregate principal amount of 2.900% senior unsecured notes due March 2027 ("March 2022 Senior Notes"). The Company used the net proceeds from the March 2022 Senior Notes offering to repay a portion of the outstanding indebtedness under the CP Program and pay related fees and expenses.
In June 2021, the Company issued $750 million aggregate principal amount of 2.500% senior unsecured notes due July 2031 ("June 2021 Senior Notes"). In June 2021, the Company used a portion of the net proceeds from the June 2021 Senior Notes offering (1) to repay outstanding Commercial Paper Notes and (2) for general corporate purposes. In July 2021, the Company used a portion of the net proceeds to repay in full the previously outstanding Series 2015-1 Notes.
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
In August 2019, the Company issued $900 million aggregate principal amount of senior unsecured notes ("August 2019 Senior Notes"), which consisted of (1) $550 million aggregate principal amount of 3.100% senior unsecured notes due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
November 2029 and (2) $350 million aggregate principal amount of 4.000% senior unsecured notes due November 2049. The Company used the net proceeds of the August 2019 Senior Notes offering to repay outstanding borrowings under the 2016 Revolver and the CP Program.
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
In February 2016, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes ("February 2016 Senior Notes"), which consisted of (1) the previously outstanding $600 million aggregate principal amount of 3.400% senior notes due February 2021 ("3.400% Senior Notes") and (2) $900 million aggregate principal amount of 4.450% senior unsecured notes due February 2026 ("4.450% Senior Notes"). The Company used the net proceeds from the February 2016 Senior Notes offering, together with cash on hand, to (1) repay in full all outstanding borrowings under the then outstanding 364-Day Facility and (2) repay $500 million of outstanding borrowings under the 2016 Revolver.
In May 2016, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes ("May 2016 Senior Notes"), which consisted of (1) the previously outstanding $250 million aggregate principal amount of additional 3.400% Senior Notes pursuant to the same indenture as the 3.400% Senior Notes issued in the February 2016 Senior Notes offering and (2) $750 million aggregate principal amount of 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"). The Company used the net proceeds from the May 2016 Senior Notes offering to repay in full the previously outstanding Tower Revenue Notes, Series 2010-2 and Series 2010-5, each issued by certain of its subsidiaries, and to repay a portion of the outstanding borrowings under the 2016 Revolver.
Each of the 3.700% Senior Notes, 4.450% Senior Notes, August 2017 Senior Notes, 4.750% Senior Notes, 4.000% Senior Notes, January 2018 Senior Notes, August 2019 Senior Notes, February 2019 Senior Notes, June 2020 Senior Notes, April 2020 Senior Notes, June 2021 Senior Notes, February 2021 Senior Notes and March 2022 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
The Company may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any, to the date of redemption.
Previously Outstanding Indebtedness
Bonds—Secured Notes. In March 2022, the Company redeemed in full the previously outstanding 3.849% secured notes due 2023 ("3.849% Secured Notes").
See above for information about the Company's recent redemptions and repayments of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2022, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,						Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2023		2024	2025	2026	2027
Scheduled principal payments and final maturities	$2,060	(a)	$831	$593	$2,771	$4,548	$11,078	$21,881	$(152)	$21,729
(a)Predominately consists of outstanding indebtedness under the CP Program as discussed above.
Purchases and Redemptions of Long-Term Debt
The following is a summary of the purchases, payments and redemptions of long-term debt during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
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

	Level in Fair Value Hierarchy	December 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$156	$156	$292	$292
Restricted cash, current and non-current	1	171	171	174	174
Liabilities:
Total debt and other obligations	2	21,729	19,554	20,629	21,588
9.Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2022	2021	2020
Domestic	$1,661	$1,144	$1,046
Foreign(a)	30	35	30
Total	$1,691	$1,179	$1,076
(a)Inclusive of income (loss) from continuing operations before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$(6)	$(5)	$(6)
Foreign	(9)	(8)	(6)
State	2	(4)	(5)
Total current	(13)	(17)	(17)
Deferred:
Foreign	(3)	(4)	(3)
Total deferred	(3)	(4)	(3)
Total tax benefit (provision)	$(16)	$(21)	$(20)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2022	2021	2020
Benefit (provision) for income taxes at statutory rate	$(355)	$(248)	$(225)
Tax adjustment related to REIT operations	349	243	219
Valuation allowances	(1)	—	—
State tax (provision) benefit, net of federal	2	(4)	(5)
Foreign tax	(11)	(12)	(9)
Total	$(16)	$(21)	$(20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred income tax liabilities:
Property and equipment	$8	$7
Deferred site rental receivables	9	8
Total deferred income tax liabilities	17	15
Deferred income tax assets:
Intangible assets	1	1
Net operating loss carryforwards(a)	12	13
Straight-line rent expense liability	4	4
Accrued liabilities	6	6
Other	4	2
Valuation allowances	(2)	—
Total deferred income tax assets, net	25	26
Net deferred income tax assets (liabilities)	$8	$11
(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2022			December 31, 2021
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$26	$(1)	$25	$25	$—	$25
State	1	—	1	1	—	1
Foreign	(17)	(1)	(18)	(15)	—	(15)
Total	$10	$(2)	$8	$11	$—	$11
During 2022, the Company recorded valuation allowances totaling $2 million related to certain deferred tax assets as management believes that it is not "more likely than not" that the Company will realize the assets.
At December 31, 2022, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.5 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $32 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs started expiring in 2022 and end in 2036, and the foreign NOLs expire starting in 2023 and ending in 2036. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired.
As of December 31, 2022, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
On June 16, 2021, the Company entered into a definitive settlement agreement with the ATO evidencing the ATO Settlement. On July 1, 2021, the Company paid approximately $62 million (A$83 million), based on the exchange rate in effect on that date, pursuant to the ATO Settlement. The Company recognized the ATO Settlement as a charge within discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
operations in its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021, as this amount represented a reduction to the gain from the disposal of discontinued operations previously reported during the year ended December 31, 2015. The Company reflected the payment pursuant to the ATO Settlement within discontinued operations in the Company's consolidated statement of cash flows for the year ended December 31, 2021.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2022. Additionally, the Company does not believe any such additional assessments arising from other examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2022, the Company's deferred tax assets are included in "Other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.
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
Declaration and Payment of Dividends
During the year ended December 31, 2022, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 8, 2022	March 15, 2022	March 31, 2022	$1.470	$639
Common Stock	May 10, 2022	June 15, 2022	June 30, 2022	$1.470	$638
Common Stock	July 25, 2022	September 15, 2022	September 30, 2022	$1.470	$636
Common Stock	October 20, 2022	December 15, 2022	December 30, 2022	$1.565	$674
(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 17 for a discussion of the Company's common stock dividend declared in February 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2022 on the Company's common stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 31, 2022	$1.470000	$0.965086	$0.015821	$0.949265	$0.504914
Common Stock	June 30, 2022	$1.470000	$0.965086	$0.015821	$0.949265	$0.504914
Common Stock	September 30, 2022	$1.470000	$0.965086	$0.015821	$0.949265	$0.504914
Common Stock	December 30, 2022	$1.565000	$1.027456	$0.016844	$1.010612	$0.537544
(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2022, 2021 and 2020, the Company purchased 0.4 million, 0.4 million and 0.5 million shares of common stock, respectively, utilizing $65 million, $70 million and $76 million in cash, respectively.
11.Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has granted stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. Following the stockholder approval of the 2022 Long-Term Incentive Plan ("2022 LTIP"), no further awards can be made under the 2013 Long-Term Incentive Plan ("2013 LTIP"). As of December 31, 2022, the Company had approximately 3 million shares available for issuance under existing awards pursuant to the 2013 LTIP and approximately 13 million shares available for issuance under existing and future awards pursuant to the 2022 LTIP. Of the shares remaining available for future issuance, approximately 2 million shares may be issued pursuant to outstanding RSUs granted under the 2013 LTIP.
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
The following is a summary of the RSU activity during the year ended December 31, 2022.

RSUs
(In millions)
Outstanding at the beginning of year	2
Granted	1
Vested	(1)
Forfeited	—
Outstanding at end of year	2
The Company granted approximately one million RSUs to its executives and certain other employees for each of the years ended December 31, 2022, 2021 and 2020. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2022, 2021 and 2020 was $146.52, $155.01 and $160.78 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2022 was approximately 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Of the approximately one million RSUs granted during the year ended December 31, 2022, (1) approximately 0.7 million RSUs were subject to time-based vesting conditions, vesting over a three-year period and (2) approximately 0.4 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon (a) the Company's total stockholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (b) the Company's total stockholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Risk-free rate	1.7%	0.2%	1.4%
Expected volatility	31%	30%	19%
Expected dividend rate	3.0%	3.4%	3.5%
The Company recognized aggregate stock-based compensation expense related to RSUs of $134 million, $110 million and $111 million for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2022 is $69 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested during the years ended December 31, 2022, 2021 and 2020.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2022	1	$187
2021	1	199
2020	1	220
Stock-based Compensation Expense
The following table discloses the components of stock-based compensation expense.

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense:
Site rental costs of operations	$18	$14	$16
Services and other costs of operations	10	8	8
Selling, general and administrative expenses	128	109	109
Total stock-based compensation expense	$156	$131	$133
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Other Matters
The Company is involved in various other claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such other matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company and certain of its subsidiaries are contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. See note 13 for a discussion of operating lease commitments. In addition, see note 4 for a discussion of the Company's option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
13.Leases
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2022 and other information.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2022	2021	2020
Lease cost:
Operating lease expense(a)	$660	$646	$640
Variable lease expense(b)	175	164	153
Total lease expense(c)	$835	$810	$793
(a)Represents the Company's operating lease expense related to its ROU assets for the years ended December 31, 2022, 2021 and 2020.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the years ended December 31, 2022, 2021 and 2020. Such contingencies are recognized as expense in the period they are resolved.
(c)Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint), and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 4 for further discussion of the Company's prepaid master lease agreements. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.3 billion and $2.7 billion, respectively, as of December 31, 2022. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.3 billion and $2.5 billion, respectively, as of December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $182 million, $200 million and $211 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2022, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 3.6%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2022:

	Years Ending December 31,					Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
	2023	2024	2025	2026	2027
Operating leases(a)	$568	$561	$545	$538	$531	$5,660	$8,403	$(2,172)	$6,231
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
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 120,000 small cells on air or under contract and (2) 85,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
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
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, gains (losses) on retirement of long-term obligations, interest income, other income (expense), income (loss) from discontinued operations, and stock-based compensation expense, and (2) reconciles segment operating profit to income (loss) from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2022
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$4,322	$1,967		$6,289
Segment services and other revenues	685	12		697
Segment revenues	5,007	1,979		6,986
Segment site rental costs of operations	918	650		1,568
Segment services and other costs of operations	447	9		456
Segment costs of operations(a)(b)	1,365	659		2,024
Segment site rental gross margin	3,404	1,317		4,721
Segment services and other gross margin	238	3		241
Segment selling, general and administrative expenses(b)	115	190		305
Segment operating profit (loss)	3,527	1,130		4,657
Other selling, general and administrative expenses(b)			$317	317
Stock-based compensation expense			156	156
Depreciation, amortization and accretion			1,707	1,707
Interest expense and amortization of deferred financing costs			699	699
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(c)			87	87
Income (loss) from continuing operations before income taxes				$1,691
Capital expenditures	$185	$1,058	$67	$1,310
Total assets (at year end)	$22,210	$16,010	$701	$38,921
Total goodwill (at year end)	$5,127	$4,958	$—	$10,085
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2022 excludes (1) stock-based compensation expense of $28 million and (2) prepaid lease purchase price adjustments of $16 million. For the year ended December 31, 2022, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense of $128 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

	Year Ended December 31, 2021
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,804	$1,915		$5,719
Segment services and other revenues	601	20		621
Segment revenues	4,405	1,935		6,340
Segment site rental costs of operations	889	633		1,522
Segment services and other costs of operations	414	17		431
Segment costs of operations(a)(b)	1,303	650		1,953
Segment site rental gross margin	2,915	1,282		4,197
Segment services and other gross margin	187	3		190
Segment selling, general and administrative expenses(b)	107	174		281
Segment operating profit (loss)	2,995	1,111		4,106
Other selling, general and administrative expenses(b)			$290	290
Stock-based compensation expense			131	131
Depreciation, amortization and accretion			1,644	1,644
Interest expense and amortization of deferred financing costs			657	657
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(c)			205	205
Income (loss) from continuing operations before income taxes				$1,179
Capital expenditures	$221	$956	$52	$1,229
Total assets (at year end)	$22,318	$15,876	$846	$39,040
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2021 excludes (1) stock-based compensation expense of $22 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2021, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense of $109 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2020
	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,497	$1,823		$5,320
Segment services and other revenues	500	20		520
Segment revenues	3,997	1,843		5,840
Segment site rental costs of operations	866	620		1,486
Segment services and other costs of operations	429	12		441
Segment costs of operations(a)(b)	1,295	632		1,927
Segment site rental gross margin	2,631	1,203		3,834
Segment services and other gross margin	71	8		79
Segment selling, general and administrative expenses(b)	100	186		286
Segment other operating (income) expense(c)	—	(362)		(362)
Segment operating profit (loss)	2,602	1,387		3,989
Other selling, general and administrative expenses(b)			$283	283
Stock-based compensation expense			133	133
Depreciation, amortization and accretion			1,608	1,608
Interest expense and amortization of deferred financing costs			689	689
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(d)			200	200
Income (loss) from continuing operations before income taxes				$1,076
Capital expenditures	$335	$1,232	$57	$1,624
Total assets (at year end)	$22,242	$15,746	$780	$38,768
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2020 excludes (1) stock-based compensation expense of $24 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2020, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense of $109 million.
(c)See note 15 for further information.
(d)See consolidated statement of operations and comprehensive income (loss) for further information.

Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2022	2021	2020(a)
T-Mobile	38%	35%	36%
AT&T	18%	20%	22%
Verizon Wireless	18%	20%	19%
Total	74%	75%	77%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
15.Other Operating Income
During the fourth quarter of 2020, T-Mobile notified the Company that it was cancelling approximately 5,700 small cells initially contracted with Sprint ("2020 Cancellation") prior to its merger with T-Mobile. The majority of the cancelled small cells were not yet constructed and, upon completion, would have been located at the same locations as other T-Mobile small cells. The 2020 Cancellation resulted in T-Mobile accelerating payment of all contractual rental obligations associated with the approximately 5,700 small cells as well as the payment of capital costs incurred to date.
The Company received approximately $308 million from T-Mobile pursuant to the 2020 Cancellation, and recognized receipt of this payment as "Other operating income" on its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
Additionally, the Company previously received upfront payments from Sprint for certain of the small cells subject to the 2020 Cancellation, which the Company previously recorded as "Deferred revenues" and "Other long-term liabilities" on its consolidated balance sheet. As a result of the 2020 Cancellation, during the fourth quarter of 2020, the Company recognized the unamortized portion of such upfront payments, or approximately $54 million, as "Other operating income" on its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.
See also note 2 for a discussion of the Company's separate evaluation and write-off during the year ended December 31, 2020 of property and equipment previously recorded related to the cancelled small cells.
16.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$560	$550	$538
Interest paid	684	661	653
Income taxes paid	10	20	19
Supplemental disclosure of non-cash investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	191	573	627
Increase (decrease) in accounts payable for purchases of property and equipment	(5)	3	27
Purchase of property and equipment under finance leases and installment land purchases	28	25	33
(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents, and restricted cash reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$156	$292	$232
Restricted cash, current	166	169	144
Restricted cash reported within other assets, net	5	5	5
Cash, cash equivalents and restricted cash	$327	$466	$381
17.Subsequent Events
Common Stock Dividend
On February 7, 2023, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on March 31, 2023, to common stockholders of record as of March 15, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
January 2023 Senior Notes Offering
On January 11, 2023, the Company issued $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due July 2028 ("January 2023 Senior Notes"). The Company used the net proceeds from the January 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of the 2022 Form 10-K, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of the 2022 Form 10-K.
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

Item 9B.    Other Information
On February 23, 2023, the Company filed a Certificate of Correction with the Secretary of State of the State of Delaware, which became effective upon filing, to correct an error contained in the Certificate of Amendment to the Charter filed on May 20, 2022 ("Amendment") in connection with an increase of authorized shares. The Amendment inadvertently included an incorrect number of the Company’s total authorized shares of stock and shares of common stock that were previously approved by the board of directors and stockholders.
The foregoing summary description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, filed as Exhibit 3.2 hereto, and is incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A

PART III
Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2022:

Plan Category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	16 (b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	16
(a)See note 11 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.
(b)Represents the 2013 Long-Term Incentive Plan ("2013 LTIP") and the 2022 Long-Term Incentive Plan ("2022 LTIP"). Of the shares remaining available for future issuance, 2 million shares may be issued pursuant to outstanding RSUs granted under the 2013 LTIP. Following the adoption of the 2022 LTIP, no further awards may be granted under the 2013 LTIP.
Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 46.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020, which is located on page 95.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2022 and 2021, which is located on page 96.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2022 Form 10-K.
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
		8-K	001-16441	July 19, 2017	2.1
3.1*	Composite Restated Certificate of Incorporation of Crown Castle Inc.	—	—	—	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.2*	Certificate of Correction of Restated Certificate of Incorporation of Crown Castle Inc., dated February 23, 2023	—	—	—	—
3.3	Amended and Restated By-Laws of Crown Castle Inc., dated August 1, 2022	10-Q	001-16441	August 5, 2022	3.3
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.3	Indenture Supplement, dated as of September 26, 2006, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2005-1	8-K	001-16441	September 29, 2006	10.1
4.4	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	December 5, 2006	4.1
4.5	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.1
4.6	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.2
4.7	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2021	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.8	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.9	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.10	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.11	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1
4.12	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.13	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.14	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.15	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.16	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.17	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.18	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.19	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.400% Senior Notes due 2021 and 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.20	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.21	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.22	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.23	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.24	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.25	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.26	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.27	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1
4.28	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	001-16441	April 3, 2020	4.1
4.29	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	001-16441	June 15, 2020	4.1
4.30	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.31	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.500% Senior Notes due 2031	8-K	001-16441	June 29, 2021	4.1
4.32	Seventh Supplemental Indenture dated March 4, 2022, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.900% Senior Notes due 2027	8-K	001-16441	March 4, 2022	4.1
4.33	Eighth Supplemental Indenture dated January 11, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	January 11, 2023	4.1
4.34*	Description of the Company's Common Stock	—	—	—	—
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.3†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.4†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.5†	Form of Severance Agreement between Crown Castle International Corp. and each of Daniel K. Schlanger, Michael J. Kavanagh, Christopher D. Levendos, Catherine Piche, Laura Nichol and Edward B. Adams, Jr.	10-K	001-16441	February 22, 2016	10.47
10.6†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.7†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.8†	Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	8-K	001-16441	May 20, 2022	10.3
10.9†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.10†	Crown Castle International Corp. 2022 Long-Term Incentive Plan	DEF 14A	001-16441	April 4, 2022	App. A
10.11†*	First Amendment to Crown Castle International Corp. 2022 Long-Term Incentive Plan	—	—	—	—
10.12†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective May 19, 2022)	8-K	001-16441	May 20, 2022	10.2
10.13†*	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective August 1, 2022)	—	—	—	—
10.14†	Amended and Restated Crown Castle International Corp. Extended Service Separation Program	10-K	001-16441	February 22, 2022	10.11
10.15†	Crown Castle International Corp. 2022 EMT Annual Incentive Plan	8-K	001-16441	October 20, 2021	10.1
10.16†	Crown Castle Inc. 2023 EMT Annual Incentive Plan	8-K	001-16441	October 19, 2022	10.1
10.17	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.18	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.19	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.20	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.21	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.22	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.23	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.24	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.25	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.26
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
		8-K	001-16441	December 5, 2006	10.2
10.27	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.28	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.29	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.32	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.33	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.34	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.35	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.36	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.37	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.38	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.39	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.40	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.41	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.42	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.43	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.44	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.45	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.46	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.47	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.48	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	February 13, 2017	10.1
10.49	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.50	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.51	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1
10.52	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.53	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
10.54	Amendment No. 7 dated as of July 8, 2022, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	July 8, 2022	10.1
10.55	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
21*	Schedule of Subsidiaries of Crown Castle Inc.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
101*	The following financial statements from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL	—	—	—	—
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.
Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2022	$17	$8	$(6)	$19
2021	$17	$5	$(5)	$17
2020	$18	$4	$(5)	$17

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Balance at End of Year
Deferred Tax Valuation Allowance:
2022	$—	$2	$—	$2
2021	$—	$—	$—	$—
2020	$—	$—	$—	$—

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2022 AND 2021
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$1,742	(b)	(c)	(c)	$27,936	$(12,649)	Various	Various	Up to 20 years
(a)Includes (1) more than 40,000 towers, (2) approximately 120,000 small cells on air or under contract and (3) approximately 85,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
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
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2022	2021
Gross amount at beginning	$26,679	$25,441
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(a)	32	75
Communications infrastructure construction and improvements	1,138	1,047
Purchase of land interests	53	66
Sustaining capital expenditures	52	69
Other(b)	127	32
Total additions	1,402	1,289
Deductions during period:
Cost of real estate sold or disposed	(145)	(51)
Other	—	—
Total deductions	(145)	(51)
Balance at end	$27,936	$26,679
(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to (1) the purchase of property and equipment under finance leases and installment land purchases and (2) asset retirement obligations.

	2022	2021
Gross amount of accumulated depreciation at beginning	$(11,582)	$(10,478)
Additions during period:
Depreciation	(1,181)	(1,137)
Total additions	(1,181)	(1,137)
Deductions during period:
Amount for assets sold or disposed	105	25
Other	9	8
Total deductions	114	33
Balance at end	$(12,649)	$(11,582)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2022 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2023.

CROWN CASTLE INC.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Edward B. Adams, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2022 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2022 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2022 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 24th day of February, 2023.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ P. ROBERT BARTOLO	Chair of the Board of Directors
P. Robert Bartolo

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ W. BENJAMIN MORELAND	Director
W. Benjamin Moreland

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III