Form 10-Q
period 2023-03-31
CROWN CASTLE INC.
filed 2023-05-03
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at May 1, 2023: 433,671,293

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
Examples of forward-looking statements include our full year 2023 outlook and plans, projections and estimates regarding (1) the value of our business model and demand for our communications infrastructure, (2) the growth of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) sources and uses of liquidity, (12) impact to our financial results from the Sprint Cancellations (as defined below), (13) drivers of cash flow growth, (14) our competitive advantage, (15) our dividends, including timing, amount, growth, targets, payment or tax characterization, (16) the timing of small cell deployments, (17) discretionary capital expenditures and expansion of our business and (18) impact of interest rate increases. All future dividends are subject to declaration by our board of directors.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle Inc. ("CCI") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2022 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$187	$156
Restricted cash	196	166
Receivables, net	565	593
Prepaid expenses	159	102
Current portion of deferred site rental receivables	125	127
Other current assets	93	73
Total current assets	1,325	1,217
Deferred site rental receivables	2,040	1,954
Property and equipment, net of accumulated depreciation of $13,377 and $13,071, respectively	15,492	15,407
Operating lease right-of-use assets	6,482	6,526
Goodwill	10,085	10,085
Other intangible assets, net	3,496	3,596
Other assets, net	134	136
Total assets	$39,054	$38,921

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233	$236
Accrued interest	132	183
Deferred revenues	721	736
Other accrued liabilities	300	407
Current maturities of debt and other obligations	819	819
Current portion of operating lease liabilities	330	350
Total current liabilities	2,535	2,731
Debt and other long-term obligations	21,513	20,910
Operating lease liabilities	5,856	5,881
Other long-term liabilities	1,927	1,950
Total liabilities	31,831	31,472
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: March 31, 2023—434 and December 31, 2022—433	4	4
Additional paid-in capital	18,154	18,116
Accumulated other comprehensive income (loss)	(6)	(5)
Dividends/distributions in excess of earnings	(10,929)	(10,666)
Total equity	7,223	7,449
Total liabilities and equity	$39,054	$38,921

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenues:
Site rental	$1,624	$1,576
Services and other	149	166
Net revenues	1,773	1,742
Operating expenses:
Costs of operations:(a)
Site rental	415	396
Services and other	104	113
Selling, general and administrative	195	181
Asset write-down charges	—	14
Depreciation, amortization and accretion	431	420
Total operating expenses	1,145	1,124
Operating income (loss)	628	618
Interest expense and amortization of deferred financing costs, net	(202)	(164)
Gains (losses) on retirement of long-term obligations	—	(26)
Interest income	2	—
Other income (expense)	(3)	(1)
Income (loss) before income taxes	425	427
Benefit (provision) for income taxes	(7)	(6)
Net income (loss)	418	421
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	1
Total other comprehensive income (loss)	(1)	1
Comprehensive income (loss)	$417	$422
Net income (loss), per common share:
Basic	$0.97	$0.97
Diluted	$0.97	$0.97
Weighted-average common shares outstanding:
Basic	433	433
Diluted	434	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$418	$421
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	431	420
(Gains) losses on retirement of long-term obligations	—	26
Amortization of deferred financing costs and other non-cash interest	7	4
Stock-based compensation expense, net	41	38
Asset write-down charges	—	14
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	2	1
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(51)	(65)
Increase (decrease) in accounts payable	(5)	(13)
Increase (decrease) in other liabilities	(127)	(196)
Decrease (increase) in receivables	28	40
Decrease (increase) in other assets	(139)	(133)
Net cash provided by (used for) operating activities	606	558
Cash flows from investing activities:
Capital expenditures	(341)	(281)
Payments for acquisitions, net of cash acquired	(67)	(3)
Other investing activities, net	1	(5)
Net cash provided by (used for) investing activities	(407)	(289)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	999	748
Principal payments on debt and other long-term obligations	(19)	(18)
Purchases and redemptions of long-term debt	—	(1,274)
Borrowings under revolving credit facility	1,434	900
Payments under revolving credit facility	(1,305)	(665)
Net issuances (repayments) under commercial paper program	(524)	777
Payments for financing costs	(10)	(8)
Purchases of common stock	(28)	(63)
Dividends/distributions paid on common stock	(686)	(650)
Net cash provided by (used for) financing activities	(139)	(253)
Net increase (decrease) in cash, cash equivalents and restricted cash	60	16
Effect of exchange rate changes	1	—
Cash, cash equivalents, and restricted cash at beginning of period	327	466
Cash, cash equivalents, and restricted cash at end of period	$388	$482

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	66	—	—	66
Purchases and retirement of common stock	—	—	(28)	—	—	(28)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	418	418
Balance, March 31, 2023	434	$4	$18,154	$(6)	$(10,929)	$7,223

Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	58	—	—	58
Purchases and retirement of common stock	—	—	(63)	—	—	(63)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(639)	(639)
Net income (loss)	—	—	—	—	421	421
Balance, March 31, 2022	433	$4	$18,006	$(3)	$(9,971)	$8,036

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2022, and related notes thereto, included in the 2022 Form 10-K filed by Crown Castle Inc. ("CCI") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2022 Form 10-K. References to the "Company" refer to CCI and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of March 31, 2023, the condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, and the condensed consolidated cash flows for the three months ended March 31, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2023 had a material impact on the Company's condensed consolidated financial statements.

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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years for wireless tenants and three to 20 years for fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's condensed consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
Sprint Cancellation Payments. For the three months ended March 31, 2023, site rental revenues include $48 million of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation.
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
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of these performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The services revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective tenant contract based on estimated standalone selling price. The volume and mix of site development services may vary among tenant contracts and may include a combination of some or all of the above performance obligations. Amounts are billed per contractual milestones, with payments generally due within 45 to 60 days, and generally do not contain variable-consideration provisions. The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues on the Company's condensed consolidated statement of operations and comprehensive income (loss). Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. Generally, the services the Company provides to its tenants have a duration of one year or less.

Additional Information on Revenues
As of both January 1, 2023 and March 31, 2023, $2.3 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2023, approximately $166 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues. As of January 1, 2022, $2.6 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2022, approximately $190 million of the January 1, 2022 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2023.

	Nine Months Ending December 31,	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Contracted amounts(a)	$3,671	$4,479	$4,140	$4,022	$3,976	$19,160	$39,448

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

4.Debt and Other Obligations
See note 12 for a discussion of the Company's issuance of the April 2023 Senior Notes (as defined in note 12) and the use of the net proceeds therefrom.
The table below sets forth the Company's debt and other obligations as of March 31, 2023.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2023		Balance as of December 31, 2022	Stated Interest Rate as of March 31, 2023(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$45		$47	9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	698		698	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	745		745	4.2%
Finance leases and other obligations	Various	(d)	Various	(d)	257		246	Various	(d)
Total secured debt					1,745		1,736
2016 Revolver	Jan. 2016		July 2027		1,434	(e)	1,305	5.9%	(f)
2016 Term Loan A	Jan. 2016		July 2027		1,184		1,192	6.0%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	717	(g)	1,241	5.6%
3.150% Senior Notes	Jan. 2018		July 2023		749		749	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		748		748	3.2%
1.350% Senior Notes	June 2020		July 2025		497		497	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		897		896	4.5%
3.700% Senior Notes	May 2016		June 2026		747		747	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		993		992	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		497		497	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		743		742	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		996		996	3.7%
5.000% Senior Notes	Jan. 2023	(h)	Jan. 2028	(h)	990		—	5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		993		993	3.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		595		594	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		545		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		740		739	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,091		1,090	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		989		989	2.1%
2.500% Senior Notes	June 2021		July 2031		742		742	2.5%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,234		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					20,587		19,993
Total debt and other obligations					22,332		21,729
Less: current maturities of debt and other obligations					819		819
Non-current portion of debt and other long-term obligations					$21,513		$20,910

(a)See the 2022 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2023, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(e)As of March 31, 2023, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $5.5 billion. See note 12.

(f)Both the 2016 Revolver and the senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2022 Form 10-K, including note 7 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
(g)The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. As of March 31, 2023, the Company had net issuances of $717 million under the CP Program. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(h)In January 2023, the Company issued $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due January 2028 ("January 2023 Senior Notes"). The Company used the net proceeds from the January 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2023, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2023		2024	2025	2026	2027	Thereafter
Scheduled principal payments and final maturities	$1,520	(a)	$832	$594	$2,773	$4,678	$12,091	$22,488	$(156)	$22,332

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (g) of the preceding table and $750 million aggregate principal amount of 3.150% senior unsecured notes ("3.150% Senior Notes").
Purchases and Redemptions of Long-Term Debt
There were no purchases and redemptions of long-term debt during the three months ended March 31, 2023.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense on debt obligations	$198	$160
Amortization of deferred financing costs and adjustments on long-term debt	7	7
Capitalized interest	(3)	(3)
Total	$202	$164
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$187	$187	$156	$156
Restricted cash, current and non-current	1	201	201	171	171
Liabilities:
Total debt and other obligations	2	22,332	20,403	21,729	19,554
The fair values of cash and cash equivalents and restricted cash approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2022, there have been no changes in the Company's valuation techniques used to measure fair values.

6.Income Taxes
The Company operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally entitled to a deduction for dividends that it pays and, therefore, is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. The Company may be subject to certain federal, state, local and foreign taxes on its income, including (1) taxes on any undistributed income and (2) taxes related to the TRSs. In addition, the Company could, under certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as a REIT.
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
For the three months ended March 31, 2023 and 2022, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$418	$421

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	433	433
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	434	434

Net income (loss), per common share:
Basic	$0.97	$0.97
Diluted	$0.97	$0.97

Dividends/distributions declared per share of common stock	$1.565	$1.470
During the three months ended March 31, 2023, the Company granted one million RSUs to the Company's executives and certain other employees.
8.Commitments and Contingencies
Durham Lawsuits
The Company has received notices of claims and has been named as one of several defendants in lawsuits stemming from an April 2019 gas leak explosion in Durham, North Carolina, which occurred near an area where the Company's subcontractors were installing fiber. The explosion resulted in two fatalities, physical injuries (some of which were serious), and property damage to surrounding buildings and businesses. All of the claims have been resolved without any material payment by the Company.

Other Matters
The Company is involved in various other claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such other matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. The Company and certain of its subsidiaries are also contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, as mentioned in note 1, the Company has the option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
9.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2023, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 7, 2023	March 15, 2023	March 31, 2023	$1.565	$681

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 12 for a discussion of the Company's common stock dividend declared in May 2023.
Purchases of the Company's Common Stock
For the three months ended March 31, 2023, the Company purchased 0.2 million shares of its common stock utilizing $28 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
The measurements of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments are (1) segment site rental gross margin, (2) segment services and other gross margin and (3) segment operating profit (loss). The Company defines segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations. The Company defines segment operating profit (loss) as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less segment selling, general and administrative expenses. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately.

The following tables set forth the Company's segment operating results for the three months ended March 31, 2023 and 2022. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as certain selling, general and administrative expenses, asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), and stock-based compensation expense, net and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,081	$543		$1,624	$1,075	$501		$1,576
Segment services and other revenues	146	3		149	163	3		166
Segment revenues	1,227	546		1,773	1,238	504		1,742
Segment site rental costs of operations	234	172		406	225	162		387
Segment services and other costs of operations	99	2		101	109	2		111
Segment costs of operations(a)(b)	333	174		507	334	164		498
Segment site rental gross margin	847	371		1,218	850	339		1,189
Segment services and other gross margin	47	1		48	54	1		55
Segment selling, general and administrative expenses(b)	31	49		80	28	47		75
Segment operating profit (loss)	863	323		1,186	876	293		1,169
Other selling, general and administrative expenses(b)			$82	82			$74	74
Stock-based compensation expense, net			41	41			39	39
Depreciation, amortization and accretion			431	431			420	420
Interest expense and amortization of deferred financing costs, net			202	202			164	164
Other (income) expenses to reconcile to income (loss) before income taxes(c)			5	5			45	45
Income (loss) before income taxes				$425				$427
Capital expenditures	$50	$279	$12	$341	$47	$222	$12	$281
Total assets (at period end)	$22,185	$16,091	$778	$39,054	$22,330	$15,839	$882	$39,051

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $8 million and $7 million for the three months ended March 31, 2023 and 2022, respectively, and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended March 31, 2023 and 2022. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $33 million and $32 million for the three months ended March 31, 2023 and 2022, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$142	$139
Interest paid	249	225
Income taxes paid (refunded)	(2)	—
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	30	140
Increase (decrease) in accounts payable for purchases of property and equipment	2	(8)
Purchase of property and equipment under finance leases and installment land purchases	21	1

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash, cash equivalents and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$187	$156
Restricted cash, current	196	166
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$388	$327
12.Subsequent Events
Common Stock Dividend
On May 1, 2023, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on June 30, 2023 to common stockholders of record as of June 15, 2023.
April 2023 Senior Notes Offering
On April 26, 2023, the Company issued $600 million aggregate principal amount of 4.800% senior unsecured notes due 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due 2033 (collectively, "April 2023 Senior Notes"). The Company used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2022 Form 10-K.
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
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 92% of our first quarter 2023 consolidated net revenues, of which 67% and 33% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 71% and 29% of our first quarter 2023 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
◦To remain qualified and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our NOLs (determined without regard to the dividends paid deduction and excluding net capital gain).
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $326 million for the three months ended March 31, 2023, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms of five to 15 years, with contractual escalators and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.
◦Our fiber solutions tenant contracts' initial terms generally vary between three to 20 years.

◦As of March 31, 2023, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $39.4 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the three months ended March 31, 2023, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the three months ended March 31, 2023, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the three months ended March 31, 2023, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2023, after giving effect to our $600 million aggregate principal amount of 4.800% senior unsecured notes due 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due 2033 (collectively, "April 2023 Senior Notes") and the use of proceeds therefrom, our outstanding debt had a weighted-average interest rate of 3.7% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on certain debt).
◦As of March 31, 2023, after giving effect to our April 2023 Senior Notes offering and the use of proceeds therefrom, 91% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2023, we completed the following financing activities (see note 4 to our condensed consolidated financial statements)
◦In January 2023, we issued $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due 2028 ("January 2023 Senior Notes"). We used the net proceeds from the January 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
◦In April 2023, we issued the April 2023 Senior Notes. We used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
•Significant cash flows from operations
◦Net cash provided by operating activities was $606 million for the three months ended March 31, 2023.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the first quarter of 2023, we paid a common stock dividend of $1.565 per share, totaling approximately $686 million.
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

Outlook Highlights
The following are certain highlights of our full year 2023 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2022, our full year 2023 site rental revenues growth will be positively impacted by tenant additions as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data.
◦We expect that our Fiber segment site rental revenues will benefit from payments to satisfy remaining rental obligations for certain canceled Sprint leases, net of estimated non-renewals, as a result of the T-Mobile US, Inc. and Sprint network consolidation ("Sprint Cancellations").
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
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2022 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2022 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit (loss), including their respective definitions, and (4) Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Our operating segments consist of (1) Towers and (2) Fiber. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for the three months ended March 31, 2023 and 2022 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,081	$1,075	+$6	+1%
Fiber site rental revenues	$543	$501	+$42	+8%
Total site rental revenues	$1,624	$1,576	+$48	+3%
Segment site rental gross margin:
Towers site rental gross margin(a)	$847	$850	$(3)	—%
Fiber site rental gross margin(a)	$371	$339	+$32	+9%
Segment services and other gross margin:
Towers services and other gross margin(a)	$47	$54	$(7)	(13)%
Fiber services and other gross margin(a)	$1	$1	$—	—%
Segment operating profit (loss):
Towers operating profit (loss)(a)	$863	$876	$(13)	(1)%
Fiber operating profit (loss)(a)	$323	$293	+$30	+10%
Net income (loss)	$418	$421	$(3)	(1)%
Adjusted EBITDA(b)	$1,104	$1,095	+$9	+1%

(a)See note 10 to our condensed consolidated financial statements and "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for further discussion of our definitions of segment site rental gross margin, segment services and other gross margin and segment operating profit (loss).
(b)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues grew $48 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $48 million and $2 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues for the first quarter of 2023 were $1.1 billion and increased by $6 million, or 1%, from $1.1 billion during the same period in the prior year. Towers site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Fiber site rental revenues for the first quarter of 2023 were $543 million and increased by $42 million, or 8%, from $501 million during the same period in the prior year. Fiber site rental revenues were predominately impacted by $48 million of payments related to the Sprint Cancellations.
Towers site rental gross margin was $847 million in the first quarter of 2023 compared to $850 million in the first quarter of 2022. The decrease was related to the previously-mentioned 1% increase in Towers site rental revenues being fully offset by the increase in site rental costs of operations. Fiber site rental gross margin was $371 million in the first quarter of 2023 compared to $339 million in the first quarter of 2022. The increase in Fiber site rental gross margin was predominately related to the previously-mentioned 8% increase in Fiber site rental revenues.
Towers services and other gross margin was $47 million for the first quarter of 2023 and decreased by $7 million from $54 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first quarter of 2023 were $195 million and increased by $14 million, or 8%, from $181 million during the same period in the prior year. This increase was primarily related to certain expenses, including travel and facilities, returning to their pre-pandemic levels following our return to the office in February 2022.

Towers operating profit (loss) for the first quarter of 2023 decreased by $13 million, or 1%, from the same period in the prior year. The decrease in Towers operating profit (loss) was primarily related to the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the first quarter of 2023 increased by $30 million, or 10%, from the same period in the prior year. The increase in Fiber operating profit (loss) was primarily related to the previously-mentioned increase in Fiber site rental gross margin.
Depreciation, amortization and accretion was approximately $431 million for first quarter of 2023 and increased by $11 million, or 3% during the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs, net were $202 million for the first quarter of 2023 and increased by $38 million, or 23%, from $164 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
For the first quarter of 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2022 Form 10-K.
Net income (loss) was $418 million during the first quarter of 2023 compared to $421 million during the first quarter of 2022. The decrease was predominately related to an increase in expenses, including (1) selling, general and administrative expenses, and (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs, net, partially offset by the previously-mentioned increase in Fiber operating profit (loss).
Adjusted EBITDA increased $9 million, or 1%, from the first quarter of 2022 to the first quarter of 2023, reflecting the previously-mentioned increase in Fiber operating profit (loss).
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

We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months consist of (1) Commercial Paper Notes, of which we had $577 million outstanding as of May 1, 2023, (2) $750 million aggregate principal amount of 3.150% senior unsecured notes ("3.150% Senior Notes") and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2022 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2023, after giving effect to our April 2023 Senior Notes offering and the use of the net proceeds therefrom. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents, and restricted cash(a)	$388
Undrawn 2016 Revolver availability(b)	6,862
Debt and other long-term obligations (current and non-current)	22,332
Total equity	7,223

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility. See the 2022 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $1.5 billion (consisting of Commercial Paper Notes, the 3.150% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results") and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2023	2022	Change
Net increase (decrease) in cash, cash equivalents, and restricted cash:
Operating activities	$606	$558	$48
Investing activities	(407)	(289)	(118)
Financing activities	(139)	(253)	114
Net increase (decrease) in cash, cash equivalents, and restricted cash	$60	$16	$44

Operating Activities
Net cash provided by operating activities of $606 million for the first three months of 2023 increased by $48 million, or 9%, compared to the first three months of 2022, due primarily to a net increase from changes in working capital and growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $407 million for the first three months of 2023 increased by $118 million, or 41%, from the first three months of 2022 primarily as a result of payments for acquisitions in our Towers segment and increased discretionary capital expenditures in our Fiber segment.
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
A summary of our capital expenditures for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended
	March 31, 2023				March 31, 2022
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$33	$272	$6	$311	$35	$209	$6	$250
Purchases of land interests	15	—	—	15	10	—	—	10
Sustaining	2	7	6	15	2	13	6	21
Total	$50	$279	$12	$341	$47	$222	$12	$281

(a)Towers segment includes $10 million and $16 million of capital expenditures incurred during the three months ended March 31, 2023 and 2022, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first three months of 2023 compared to the same period in 2022. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2023 capital expenditures.

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
Net cash used for financing activities of $139 million for the first three months of 2023 decreased by $114 million from the first three months of 2022 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common stock dividend payments and purchases of our common stock. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
The net proceeds of the January 2023 Senior Notes were used to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of May 1, 2023, there was no outstanding balance and $7.0 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of May 1, 2023, there was $577 million outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and note 4 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
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
Debt Covenants. Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2022 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. Our critical accounting policies and estimates as of December 31, 2022 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2022 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements.
Non-GAAP and Segment Financial Measures
We use earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"), which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, cumulative effect of a change in accounting principle, stock-based compensation expense, net and net (gain) loss from disposal of discontinued operations, net of tax. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

(In millions of dollars)	Three Months Ended March 31,
	2023	2022
Net income (loss)	$418	$421
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	—	14
Depreciation, amortization and accretion	431	420
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	202	164
(Gains) losses on retirement of long-term obligations	—	26
Interest income	(2)	—
Other (income) expense	3	1
(Benefit) provision for income taxes	7	6
Stock-based compensation expense, net	41	39
Adjusted EBITDA(a)	$1,104	$1,095

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
•in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio; and
•with respect to compliance with our debt covenants, which require us to maintain certain financial ratios that incorporate concepts such as, or similar to, Adjusted EBITDA.
In addition to the non-GAAP measures used herein and as discussed in note 10 to our condensed consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin, and (3) segment operating profit (loss), which are key measures used by management to evaluate the performance of our operating segments. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
We define segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. We define segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations. We define segment operating profit (loss) as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less segment selling, general and administrative expenses. All of these measurements of profit or loss are exclusive of depreciation, amortization and accretion, which are shown separately. Additionally, certain costs are shared across segments and are reflected in our segment measures through allocations that management believes to be reasonable.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2022 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements.
Interest Rate Risk
Our interest rate risk as of March 31, 2023 relates primarily to the impact of interest rate movements on the following, after giving effect to our April 2023 Senior Notes offering and the use of the net proceeds therefrom:
•the potential refinancing of our $22.3 billion of existing debt outstanding as of March 31, 2023;
•our 2.0 billion of floating rate debt as of March 31, 2023, which represented approximately 9% of our total debt as of March 31, 2023; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Over the past 14 months, the Federal Reserve has raised the federal funds rate nine times for a cumulative increase of 4.75%. Further increases in the federal funds rate could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2022 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2023, after giving effect to our April 2023 Senior Notes offering and the use of the net proceeds therefrom, we had 2.0 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $5 million.
Future Principal Payments and Interest Rates. The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2023, after giving effect to our April 2023 Senior Notes offering and the use of the net proceeds therefrom. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2022 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2023		2024	2025	2026	2027	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$780		$787	$534	$2,682	$2,278	$13,441	$20,502	$18,415
Average interest rate(b)(c)(d)	3.2%		3.3%	1.6%	3.0%	3.5%	4.2%	3.8%
Variable rate(e)	$740	(f)	$45	$60	$91	$1,066	$—	$2,002	$2,002
Average interest rate(e)	5.6%		4.7%	4.0%	3.9%	3.9%	—%	4.6%

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
(e)See note 7 to our consolidated financial statements in the 2022 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability metrics. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See the disclosure in note 8 to our condensed consolidated financial statements.
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2022 Form 10-K.
ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Composite Restated Certificate of Incorporation of Crown Castle Inc.	10-K	001-16441	February 24, 2023	3.1
3.2	Certificate of Correction of Restated Certificate of Incorporation of Crown Castle Inc., dated February 23, 2023	10-K	001-16441	February 24, 2023	3.2
3.3	Amended and Restated By-Laws of Crown Castle Inc., dated August 1, 2022	10-Q	001-16441	August 5, 2022	3.3
4.1	Eighth Supplemental Indenture dated January 11, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.000% Senior Notes due 2028	8-K	001-16441	January 11, 2023	4.1
4.2	Ninth Supplemental Indenture dated April 26, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.800% Senior Notes due 2028 and 5.100% Senior Notes due 2033	8-K	001-16441	April 26, 2023	4.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	May 3, 2023	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2023	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)