Form 10-Q
period 2023-06-30
CROWN CASTLE INC.
filed 2023-08-02
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 31, 2023: 433,678,544

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2023 outlook and plans, projections and estimates regarding (1) the value of our business model and demand for our communications infrastructure, (2) the growth of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) sources and uses of liquidity, (12) impact to our financial results from the Sprint Cancellations (as defined below), (13) drivers of cash flow growth, (14) our competitive advantage, (15) our dividends, including timing, amount, growth, targets, payment or tax characterization, (16) the timing of small cell deployments, (17) discretionary capital expenditures and expansion of our business, (18) impact of interest rate increases and (19) the restructuring plan, including the components thereof and charges and timing related thereto. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$276	$156
Restricted cash	207	166
Receivables, net	496	593
Prepaid expenses	182	102
Current portion of deferred site rental receivables	117	127
Other current assets	71	73
Total current assets	1,349	1,217
Deferred site rental receivables	2,128	1,954
Property and equipment, net of accumulated depreciation of $13,683 and $13,071, respectively	15,571	15,407
Operating lease right-of-use assets	6,385	6,526
Goodwill	10,085	10,085
Other intangible assets, net	3,388	3,596
Other assets, net	136	136
Total assets	$39,042	$38,921

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$240	$236
Accrued interest	219	183
Deferred revenues	793	736
Other accrued liabilities	312	407
Current maturities of debt and other obligations	819	819
Current portion of operating lease liabilities	342	350
Total current liabilities	2,725	2,731
Debt and other long-term obligations	21,599	20,910
Operating lease liabilities	5,750	5,881
Other long-term liabilities	1,922	1,950
Total liabilities	31,996	31,472
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: June 30, 2023—434 and December 31, 2022—433	4	4
Additional paid-in capital	18,202	18,116
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(11,155)	(10,666)
Total equity	7,046	7,449
Total liabilities and equity	$39,042	$38,921

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Site rental	$1,728	$1,567	$3,352	$3,143
Services and other	139	167	288	333
Net revenues	1,867	1,734	3,640	3,476
Operating expenses:
Costs of operations:(a)
Site rental	424	402	839	798
Services and other	98	112	202	225
Selling, general and administrative	210	190	405	371
Asset write-down charges	22	9	22	23
Acquisition and integration costs	1	1	1	1
Depreciation, amortization and accretion	445	427	876	847
Total operating expenses	1,200	1,141	2,345	2,265
Operating income (loss)	667	593	1,295	1,211
Interest expense and amortization of deferred financing costs, net	(208)	(165)	(410)	(329)
Gains (losses) on retirement of long-term obligations	—	—	—	(26)
Interest income	5	—	7	1
Other income (expense)	(2)	(2)	(4)	(4)
Income (loss) before income taxes	462	426	888	853
Benefit (provision) for income taxes	(7)	(5)	(14)	(11)
Net income (loss)	455	421	874	842
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(2)	—	(1)
Total other comprehensive income (loss)	1	(2)	—	(1)
Comprehensive income (loss)	$456	$419	$874	$841
Net income (loss), per common share:
Basic	$1.05	$0.97	$2.02	$1.95
Diluted	$1.05	$0.97	$2.01	$1.94
Weighted-average common shares outstanding:
Basic	434	433	433	433
Diluted	434	434	434	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$874	$842
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	876	847
(Gains) losses on retirement of long-term obligations	—	26
Amortization of deferred financing costs and other non-cash interest	14	7
Stock-based compensation expense, net	91	83
Asset write-down charges	22	23
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	2	3
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	36	(2)
Increase (decrease) in accounts payable	(1)	(8)
Increase (decrease) in other liabilities	(70)	(222)
Decrease (increase) in receivables	103	28
Decrease (increase) in other assets	(223)	(291)
Net cash provided by (used for) operating activities	1,725	1,337
Cash flows from investing activities:
Capital expenditures	(720)	(584)
Payments for acquisitions, net of cash acquired	(89)	(15)
Other investing activities, net	3	(10)
Net cash provided by (used for) investing activities	(806)	(609)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,347	748
Principal payments on debt and other long-term obligations	(39)	(36)
Purchases and redemptions of long-term debt	—	(1,274)
Borrowings under revolving credit facility	2,113	2,050
Payments under revolving credit facility	(2,739)	(1,565)
Net issuances (repayments) under commercial paper program	(1,024)	687
Payments for financing costs	(23)	(8)
Purchases of common stock	(29)	(63)
Dividends/distributions paid on common stock	(1,364)	(1,287)
Net cash provided by (used for) financing activities	(758)	(748)
Net increase (decrease) in cash, cash equivalents and restricted cash	161	(20)
Effect of exchange rate changes	—	—
Cash, cash equivalents, and restricted cash at beginning of period	327	466
Cash, cash equivalents, and restricted cash at end of period	$488	$446

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, March 31, 2023	434	$4	$18,154	$(6)	$(10,929)	$7,223
Stock-based compensation related activity, net of forfeitures		—	49	—	—	49
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	455	455
Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046

Balance, March 31, 2022	433	$4	$18,006	$(3)	$(9,971)	$8,036
Stock-based compensation related activity, net of forfeitures	—	—	45	—	—	45
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	(2)	—	(2)
Common stock dividends/distributions	—	—	—	—	(638)	(638)
Net income (loss)	—	—	—	—	421	421
Balance, June 30, 2022	433	$4	$18,050	$(5)	$(10,188)	$7,861

Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	115	—	—	115
Purchases and retirement of common stock	—	—	(29)	—	—	(29)
Other comprehensive income (loss)(a)	—	—	—		—	—
Common stock dividends/distributions	—	—	—	—	(1,363)	(1,363)
Net income (loss)	—	—	—	—	874	874
Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046

Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	102	—	—	102
Purchases and retirement of common stock	—	—	(63)	—	—	(63)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(1,277)	(1,277)
Net income (loss)	—	—	—	—	842	842
Balance, June 30, 2022	433	$4	$18,050	$(5)	$(10,188)	$7,861

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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 10.
As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). See note 12 for a discussion of the Company's restructuring plan, which includes discontinuing installation services as a Towers product offering.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of June 30, 2023, the condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated cash flows for the six months ended June 30, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2023 had a material impact on the Company's condensed consolidated financial statements.
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
Sprint Cancellation Payments. For the three and six months ended June 30, 2023, site rental revenues include $106 million and $154 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $57 million of accelerated prepaid rent amortization in the Company's Fiber segment during the three and six months ended June 30, 2023.
Services and Other Revenues
As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services and (2) installation services. See note 12 for a discussion of the Company's restructuring plan, which includes discontinuing installation services as a Towers product offering. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
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

CROWN CASTLE INC. AND SUBSIDIARIES
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
Additional Information on Revenues
As of January 1, 2023 and June 30, 2023, $2.3 billion and $2.4 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2023, approximately $360 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues. As of January 1, 2022, $2.6 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2022, approximately $350 million of the January 1, 2022 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2023.

	Six Months Ending December 31,	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Contracted amounts(a)	$2,472	$4,522	$4,173	$4,042	$3,988	$19,166	$38,363

(a)Based on the nature of the contract, tenant contracts are accounted for pursuant to relevant lease accounting (ASC 842) or revenue accounting (ASC 606) guidance. Excludes amounts related to services, as those contracts generally have a duration of one year or less.
See note 10 for further information regarding the Company's operating segments.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2023.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2023		Balance as of December 31, 2022	Stated Interest Rate as of June 30, 2023(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$43		$47	9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	698		698	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	745		745	4.2%
Finance leases and other obligations	Various	(d)	Various	(d)	266		246	Various	(d)
Total secured debt					1,752		1,736
2016 Revolver	Jan. 2016		July 2027		679	(e)	1,305	6.3%	(f)
2016 Term Loan A	Jan. 2016		July 2027		1,177		1,192	6.3%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	218	(g)	1,241	5.9%
3.150% Senior Notes	Jan. 2018		July 2023		750	(h)	749	3.2%
3.200% Senior Notes	Aug. 2017		Sept. 2024		748		748	3.2%
1.350% Senior Notes	June 2020		July 2025		497		497	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		897		896	4.5%
3.700% Senior Notes	May 2016		June 2026		747		747	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		994		992	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		497		497	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		743		742	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		996		996	3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		990		—	5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		994		993	3.8%
4.800% Senior Notes	Apr. 2023	(i)	Sept. 2028	(i)	593		—	4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		595		594	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		546		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		740		739	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,091		1,090	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		990		989	2.1%
2.500% Senior Notes	June 2021		July 2031		742		742	2.5%
5.100% Senior Notes	Apr. 2023	(i)	May 2033	(i)	742		—	5.1%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,234		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					20,666		19,993
Total debt and other obligations					22,418		21,729
Less: current maturities of debt and other obligations					819		819
Non-current portion of debt and other long-term obligations					$21,599		$20,910

(a)See the 2022 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2023, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(e)As of June 30, 2023, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $6.3 billion.
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

CROWN CASTLE INC. AND SUBSIDIARIES
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
(h)In July 2023, the Company repaid in full the 3.150% Senior Notes on the contractual maturity date.
(i)In April 2023, the Company issued $600 million aggregate principal amount of 4.800% senior unsecured notes due September 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due May 2033 (collectively, "April 2023 Senior Notes"). The Company used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2023, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2023		2024	2025	2026	2027	Thereafter
Scheduled principal payments and final maturities	$1,002	(a)	$835	$596	$2,774	$3,924	$13,452	$22,583	$(165)	$22,418

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (g) of the preceding table and $750 million aggregate principal amount of 3.150% senior unsecured notes ("3.150% Senior Notes") due July 2023. In July 2023, the Company repaid in full the 3.150% Senior Notes on the contractual maturity date.
Purchases and Redemptions of Long-Term Debt
There were no purchases and redemptions of long-term debt during the six months ended June 30, 2023.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on debt obligations	$205	$161	$403	$322
Amortization of deferred financing costs and adjustments on long-term debt	7	7	14	13
Capitalized interest	(4)	(3)	(7)	(6)
Total	$208	$165	$410	$329
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$276	$276	$156	$156
Restricted cash, current and non-current	1	212	212	171	171
Liabilities:
Total debt and other obligations	2	22,418	20,344	21,729	19,554
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

CROWN CASTLE INC. AND SUBSIDIARIES
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
For the six months ended June 30, 2023 and 2022, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the six months ended June 30, 2023 and 2022, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$455	$421	$874	$842

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	434	433	433	433
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	—	1	1	1
Diluted weighted-average number of common shares outstanding	434	434	434	434

Net income (loss), per common share:
Basic	$1.05	$0.97	$2.02	$1.95
Diluted	$1.05	$0.97	$2.01	$1.94

Dividends/distributions declared per share of common stock	$1.565	$1.470	$3.130	$2.940
During the six months ended June 30, 2023, the Company granted one million RSUs to the Company's executives and certain other employees.
8.Commitments and Contingencies
The Company is involved in various claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. The Company and certain of its subsidiaries are also contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, as mentioned in note 1, the Company has the option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
9.Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2023, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 7, 2023	March 15, 2023	March 31, 2023	$1.565	$681
Common Stock	May 1, 2023	June 15, 2023	June 30, 2023	$1.565	$681

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 12 for a discussion of the Company's common stock dividend declared in July 2023.
Purchases of the Company's Common Stock
For the six months ended June 30, 2023, the Company purchased 0.2 million shares of its common stock utilizing $29 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 12 for a discussion of the Company's restructuring plan, which includes discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 120,000 small cells on air or under contract and (2) 85,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
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
The following tables set forth the Company's segment operating results for the six months ended June 30, 2023 and 2022. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,080	$648		$1,728	$1,078	$489		$1,567
Segment services and other revenues	124	15		139	164	3		167
Segment revenues	1,204	663		1,867	1,242	492		1,734
Segment site rental costs of operations	243	171		414	232	162		394
Segment services and other costs of operations	92	3		95	107	2		109
Segment costs of operations(a)(b)	335	174		509	339	164		503
Segment site rental gross margin	837	477		1,314	846	327		1,173
Segment services and other gross margin	32	12		44	57	1		58
Segment selling, general and administrative expenses(b)	30	51		81	28	46		74
Segment operating profit (loss)	839	438		1,277	875	282		1,157
Other selling, general and administrative expenses(b)			$88	88			$79	79
Stock-based compensation expense, net			50	50			44	44
Depreciation, amortization and accretion			445	445			427	427
Interest expense and amortization of deferred financing costs, net			208	208			165	165
Other (income) expenses to reconcile to income (loss) before income taxes(c)			24	24			16	16
Income (loss) before income taxes				$462				$426
Capital expenditures	$61	$306	$12	$379	$45	$247	$11	$303
Total assets (at period end)	$21,973	$16,166	$903	$39,042	$22,286	$15,859	$868	$39,013

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $9 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended June 30, 2023 and 2022. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $41 million and $37 million for the three months ended June 30, 2023 and 2022, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$2,161	$1,191		$3,352	$2,153	$990		$3,143
Segment services and other revenues	270	18		288	327	6		333
Segment revenues	2,431	1,209		3,640	2,480	996		3,476
Segment site rental costs of operations	477	343		820	458	323		781
Segment services and other costs of operations	191	5		196	216	4		220
Segment costs of operations(a)(b)	668	348		1,016	674	327		1,001
Segment site rental gross margin	1,684	848		2,532	1,695	667		2,362
Segment services and other gross margin	79	13		92	111	2		113
Segment selling, general and administrative expenses(b)	61	100		161	56	93		149
Segment operating profit (loss)	1,702	761		2,463	1,750	576		2,326
Other selling, general and administrative expenses(b)			$170	170			$153	153
Stock-based compensation expense			91	91			83	83
Depreciation, amortization and accretion			876	876			847	847
Interest expense and amortization of deferred financing costs, net			410	410			329	329
Other (income) expenses to reconcile to income (loss) before income taxes(c)			28	28			61	61
Income (loss) before income taxes				$888				$853
Capital expenditures	$111	$585	$24	$720	$92	$469	$23	$584

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $17 million and $14 million for the six months ended June 30, 2023 and 2022, respectively, and (2) prepaid lease purchase price adjustments of $8 million for each of the six months ended June 30, 2023 and 2022. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $74 million and $69 million for the six months ended June 30, 2023 and 2022, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.
11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$284	$278
Interest paid	367	324
Income taxes paid	10	9
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	28	155
Increase (decrease) in accounts payable for purchases of property and equipment	16	(7)
Purchase of property and equipment under finance leases and installment land purchases	39	10

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The reconciliation of cash, cash equivalents and restricted cash reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$276	$156
Restricted cash, current	207	166
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$488	$327
12.Subsequent Events
Common Stock Dividend
On July 21, 2023, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on September 29, 2023 to common stockholders of record as of September 15, 2023.
Restructuring Plan
On July 24, 2023, the Company initiated a restructuring plan ("Plan") as part of its efforts to reduce costs to better align the Company's operational needs with lower tower activity. The Plan includes reducing the Company's total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on Company towers, and consolidating office space. In connection with the Plan, the Company estimates it will incur aggregate restructuring and related charges of approximately $120 million, most of which the Company expects to incur in the third and fourth quarters of 2023.

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
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 93% of our second quarter 2023 consolidated net revenues, of which 63% and 37% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 53% and 47% of our second quarter 2023 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid and continuing growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly constructed or acquired communications infrastructure, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development and installation services within our Towers segment. See note 12 to our condensed consolidated financial statements for a discussion of our restructuring plan, which includes discontinuing installation services as a Towers product offering.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $687 million for the six months ended June 30, 2023, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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

◦As of June 30, 2023, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $38.4 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the six months ended June 30, 2023, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the six months ended June 30, 2023, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the six months ended June 30, 2023, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of June 30, 2023, after giving effect to the repayment of our $750 million aggregate principal amount of 3.150% senior unsecured notes ("3.150% Senior Notes") utilizing proceeds from our 2016 Revolver, our outstanding debt had a weighted-average interest rate of 3.8% and weighted-average maturity of approximately eight years (assuming anticipated repayment dates on certain debt).
◦As of June 30, 2023, after giving effect to the repayment of our 3.150% Senior Notes, 88% of our debt had fixed rate coupons.
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
◦In April 2023, we issued $600 million aggregate principal amount of 4.800% senior unsecured notes due 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due 2033 (collectively, "April 2023 Senior Notes"). We used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
◦In July 2023, we repaid all of the 3.150% Senior Notes on the contractual maturity date.
•Significant cash flows from operations
◦Net cash provided by operating activities was $1.7 billion for the six months ended June 30, 2023.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the second quarter of 2023, we paid a common stock dividend of $1.565 per share, totaling approximately $681 million.
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
•We expect that, when compared to full year 2022, our full year 2023 site rental revenues growth will be positively impacted by (1) tenant additions as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data and (2) payments made to satisfy remaining rental obligations for certain canceled Sprint leases, net of estimated non-renewals, as a result of the T-Mobile US, Inc. and Sprint network consolidation ("Sprint Cancellations"), substantially all of which were received in the first half of 2023.
•We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2023 based on the anticipated returns on such discretionary investments.
◦We expect that our discretionary capital expenditures will increase as we accelerate the pace of small cell deployments.
•We also expect sustaining capital expenditures of approximately 1% of net revenues for full year 2023, consistent with historical annual levels.
See also "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our interest rate risks.
Recent Developments
On July 24, 2023, we initiated a restructuring plan ("Plan") as part of our efforts to reduce costs to better align our operational needs with lower tower activity as discussed further in "Item 2. MD&A—Results of Operations." The Plan includes reducing the total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on our towers, and consolidating office space. See note 12 to our condensed consolidated financial statements for further discussion of the Plan.
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

Highlights of our results of operations for the three months ended June 30, 2023 and 2022 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,080	$1,078	+$2	—%
Fiber site rental revenues	$648	$489	+$159	+33%
Total site rental revenues	$1,728	$1,567	+$161	+10%
Segment site rental gross margin:
Towers site rental gross margin(a)	$837	$846	$(9)	(1)%
Fiber site rental gross margin(a)	$477	$327	+$150	+46%
Segment services and other gross margin:
Towers services and other gross margin(a)	$32	$57	$(25)	(44)%
Fiber services and other gross margin(a)	$12	$1	+$11	+1,100%
Segment operating profit (loss):
Towers operating profit (loss)(a)	$839	$875	$(36)	(4)%
Fiber operating profit (loss)(a)	$438	$282	+$156	+55%
Net income (loss)	$455	$421	+$34	+8%
Adjusted EBITDA(b)	$1,188	$1,078	+$110	+10%

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

Site rental revenues grew $161 million, or 10%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $106 million and $6 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues and Towers site rental gross margin for the second quarter of 2023 were $1.1 billion and $837 million, respectively, compared to $1.1 billion and $846 million, respectively, in the same period in the prior year. The decrease in Towers site rental gross margin was primarily due to higher Towers site rental costs of operations, including ground lease agreements that contain contingent payment provisions such as consumer price index ("CPI")-based escalations.
Fiber site rental revenues and Fiber site rental gross margin for the second quarter of 2023 were $648 million and $477 million, respectively, and increased by $159 million and $150 million, respectively, from the same period in the prior year. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by $106 million of payments and $57 million of accelerated prepaid rent amortization, offset by $6 million of non-renewals, each related to the Sprint Cancellations.
Towers services and other gross margin was $32 million for the second quarter of 2023 and decreased by $25 million from $57 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the Plan, which includes discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $12 million for the second quarter of 2023 and increased by $11 million from $1 million during the same period in the prior year primarily as a result of site abandonment fees associated with the Sprint Cancellations.
Selling, general and administrative expenses for the second quarter of 2023 were $210 million and increased by $20 million, or 11%, from $190 million during the same period in the prior year. This increase was primarily related to increases in employee-related costs (including stock-based compensation) and increased investment in information technology.

Towers operating profit (loss) for the second quarter of 2023 decreased by $36 million, or 4%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the second quarter of 2023 increased by $156 million, or 55%, from the same period in the prior year as a result of the previously-mentioned increase in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $445 million for second quarter of 2023 and increased by $18 million, or 4%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs, net were $208 million for the second quarter of 2023 and increased by $43 million, or 26%, from $165 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
For the second quarter of 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2022 Form 10-K.
Net income (loss) was $455 million for the second quarter of 2023 compared to $421 million during the second quarter of 2022. The increase was primarily related to the previously-mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin and the previously-mentioned increase in expenses, including (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs, net.
Adjusted EBITDA increased by $110 million, or 10%, from the second quarter of 2022 to the second quarter of 2023, reflecting the previously-mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin and the previously-mentioned increase in selling, general and administrative expenses.
Highlights of our results of operations for the six months ended June 30, 2023 and 2022 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,161	$2,153	+$8	—%
Fiber site rental revenues	$1,191	$990	+$201	+20%
Total site rental revenues	$3,352	$3,143	+$209	+7%
Segment site rental gross margin:
Towers site rental gross margin(a)	$1,684	$1,695	$(11)	(1)%
Fiber site rental gross margin(a)	$848	$667	+$181	+27%
Segment services and other gross margin:
Towers services and other gross margin(a)	$79	$111	$(32)	(29)%
Fiber services and other gross margin(a)	$13	$2	+$11	+550%
Segment operating profit (loss):
Towers operating profit (loss)(a)	$1,702	$1,750	$(48)	(3)%
Fiber operating profit (loss)(a)	$761	$576	+$185	+32%
Net income (loss)	$874	$842	+$32	+4%
Adjusted EBITDA(b)	$2,292	$2,173	+$119	+5%

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

Site rental revenues grew $209 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $154 million and $8 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of up-front payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues and Towers site rental gross margin for the first six months of 2023 were $2.2 billion and $1.7 billion, respectively, compared to $2.2 billion and $1.7 billion, respectively, in the same period in the prior year. The decrease in Towers site rental gross margin was primarily due to higher Towers site rental costs of operations, including ground lease agreements that contain contingent payment provisions such as CPI-based escalations.
Fiber site rental revenues and Fiber site rental gross margin for the first six months of 2023 were $1.2 billion and $848 million, respectively, and increased by $201 million and $181 million, respectively, from the same period in the prior year. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by $154 million of payments and $57 million of accelerated prepaid rent amortization, offset by $8 million of non-renewals, each related to the Sprint Cancellations.
Towers services and other gross margin was $79 million for the first six months of 2023 and decreased by $32 million from $111 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the Plan, which includes discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $13 million for the first six months of 2023 and increased by $11 million from $2 million during the same period in the prior year primarily as a result of site abandonment fees associated with the Sprint Cancellations.

Selling, general and administrative expenses for the first six months of 2023 were $405 million and increased by $34 million, or 9%, from $371 million during the same period in the prior year. The increase was primarily related to increases in employee-related costs (including stock-based compensation), increased investment in information technology and certain other expenses, including travel and facilities, returning to their pre-pandemic levels following our return to the office in February 2022.
Towers operating profit (loss) for the first six months of 2023 decreased by $48 million, or 3%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the first six months of 2023 increased by $185 million, or 32%, from the same period in the prior year as a result of the previously-mentioned increase in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $876 million for the first six months of 2023 and increased by $29 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Interest expense and amortization of deferred financing costs, net were $410 million for the first six months of 2023 and increased by $81 million, or 25%, from $329 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities, we incurred losses on retirement of long-term obligations of $26 million during the first six months of 2022. See note 4 to our condensed consolidated financial statements.
For the first six months of 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2022 Form 10-K.
Net income (loss) was $874 million for the first six months of 2023 compared to $842 million during the first six months of 2022. The increase was primarily related to the previously-mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin and the previously-mentioned increase in expenses, including (1) selling, general and administrative expenses, (2) depreciation, amortization and accretion and (3) interest expense and amortization of deferred financing costs, net.
Adjusted EBITDA increased by $119 million, or 5%, from the first six months of 2022 to the first six months of 2023, reflecting the previously-mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin and the previously-mentioned increase in selling, general and administrative expenses.
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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, after giving effect to the repayment of our 3.150% Senior Notes utilizing proceeds from our 2016 Revolver, consist of (1) Commercial Paper Notes, of which we had $782 million outstanding as of July 31, 2023 and (2) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2022 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2023, after giving effect to the repayment of our 3.150% Senior Notes. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$488
Undrawn 2016 Revolver availability(b)	5,612
Debt and other long-term obligations (current and non-current)	22,338
Total equity	7,046

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $1.0 billion (consisting of Commercial Paper Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results"), (3) capital expenditures and (4) restructuring and related charges associated with the Plan described in note 12 to our condensed consolidated financial statements. We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2023	2022	Change
Net increase (decrease) in cash, cash equivalents and restricted cash:
Operating activities	$1,725	$1,337	$388
Investing activities	(806)	(609)	(197)
Financing activities	(758)	(748)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$161	$(20)	$181
Operating Activities
Net cash provided by operating activities of $1.7 billion for the first six months of 2023 increased by $388 million, or 29%, compared to the first six months of 2022, due primarily to a net increase from changes in working capital and growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $806 million for the first six months of 2023 increased by $197 million, or 32%, from the first six months of 2022 primarily as a result of payments for acquisitions in our Towers segment and increased discretionary capital expenditures in our Fiber segment.
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
A summary of our capital expenditures for the six months ended June 30, 2023 and 2022 is as follows:

	For the Six Months Ended
	June 30, 2023				June 30, 2022
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$67	$570	$12	$649	$62	$444	$11	$517
Purchases of land interests	38	—	—	38	25	—	—	25
Sustaining	6	15	12	33	5	25	12	42
Total	$111	$585	$24	$720	$92	$469	$23	$584

(a)Towers segment includes $20 million and $23 million of capital expenditures incurred during the six months ended June 30, 2023 and 2022, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first six months of 2023 compared to the same period in 2022. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2023 capital expenditures.
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
Net cash used for financing activities of $758 million for the first six months of 2023 increased by $10 million from the first six months of 2022 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common stock dividend payments and purchases of our common stock. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
The net proceeds of the April 2023 Senior Notes were used to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of July 31, 2023, we had an outstanding balance of $670 million and $6.3 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of July 31, 2023, there was $782 million outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$455	$421	$874	$842
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	22	9	22	23
Acquisition and integration costs	1	1	1	1
Depreciation, amortization and accretion	445	427	876	847
Amortization of prepaid lease purchase price adjustments	4	4	8	8
Interest expense and amortization of deferred financing costs, net	208	165	410	329
(Gains) losses on retirement of long-term obligations	—	—	—	26
Interest income	(5)	—	(7)	(1)
Other (income) expense	2	2	4	4
(Benefit) provision for income taxes	7	5	14	11
Stock-based compensation expense, net	50	44	91	83
Adjusted EBITDA(a)	$1,188	$1,078	$2,292	$2,173

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
Interest Rate Risk
Our interest rate risk as of June 30, 2023 relates primarily to the impact of interest rate movements on the following, after giving effect to the repayment of our 3.150% Senior Notes utilizing proceeds from our 2016 Revolver:
•our $2.7 billion of floating rate debt as of June 30, 2023, which represented approximately 12% of our total debt as of June 30, 2023; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve has repeatedly raised the federal funds rate for a cumulative increase of 5.25%. Further increases in the federal funds rate could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2022 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2023, after giving effect to the repayment of our 3.150% Senior Notes, we had 2.7 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $7 million.
Future Principal Payments and Interest Rates. The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2023, after giving effect to the repayment of our 3.150% Senior Notes. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2022 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2023		2024	2025	2026	2027	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$19		$790	$536	$2,683	$2,279	$13,452	$19,759	$17,521
Average interest rate(b)(c)(d)	4.7%		3.3%	1.6%	3.0%	3.5%	4.2%	3.8%
Variable rate(e)	$233	(f)	$45	$60	$91	$2,315	$—	$2,744	$2,744
Average interest rate(e)	5.9%		6.0%	4.9%	4.6%	4.5%	—%	4.7%

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

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of June 30, 2023, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1*	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	—	—	—	—
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated August 1, 2022	10-Q	001-16441	August 5, 2022	3.3
4.1	Ninth Supplemental Indenture dated April 26, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.800% Senior Notes due 2028 and 5.100% Senior Notes due 2033	8-K	001-16441	April 26, 2023	4.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	August 2, 2023	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)