Form 10-Q
period 2023-09-30
CROWN CASTLE INC.
filed 2023-11-01
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 30, 2023: 433,688,863

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2023 and 2024 outlook and plans, projections and estimates regarding (1) the value of our business model and demand for our communications infrastructure, (2) the growth of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) site rental revenues, including the growth thereof, (12) sources and uses of liquidity, (13) impact to our financial results from the Sprint Cancellations (as defined below), (14) drivers of cash flow growth, (15) our competitive advantage, (16) our dividends, including timing, amount, growth, targets, payment or tax characterization, (17) the timing of small cell deployments, (18) discretionary and sustaining capital expenditures and expansion of our business, (19) impact of interest rate increases, (20) the growth in our business and its driving factors, and (21) restructuring activities and the cost reductions, charges, scope, actions and savings associated therewith, including timing, amounts, impact and recurrence. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$117	$156
Restricted cash	167	166
Receivables, net	512	593
Prepaid expenses	143	102
Current portion of deferred site rental receivables	115	127
Other current assets	72	73
Total current assets	1,126	1,217
Deferred site rental receivables	2,189	1,954
Property and equipment, net of accumulated depreciation of $13,987 and $13,071, respectively	15,573	15,407
Operating lease right-of-use assets	6,309	6,526
Goodwill	10,085	10,085
Other intangible assets, net	3,276	3,596
Other assets, net	141	136
Total assets	$38,699	$38,921

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$236
Accrued interest	145	183
Deferred revenues	650	736
Other accrued liabilities	373	407
Current maturities of debt and other obligations	827	819
Current portion of operating lease liabilities	339	350
Total current liabilities	2,549	2,731
Debt and other long-term obligations	21,903	20,910
Operating lease liabilities	5,660	5,881
Other long-term liabilities	1,918	1,950
Total liabilities	32,030	31,472
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: September 30, 2023—434 and December 31, 2022—433	4	4
Additional paid-in capital	18,241	18,116
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(11,571)	(10,666)
Total equity	6,669	7,449
Total liabilities and equity	$38,699	$38,921

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Site rental	$1,577	$1,568	$4,929	$4,711
Services and other	90	178	378	511
Net revenues	1,667	1,746	5,307	5,222
Operating expenses:
Costs of operations:(a)
Site rental	420	405	1,259	1,204
Services and other	66	119	268	344
Selling, general and administrative	176	187	581	558
Asset write-down charges	8	3	30	26
Acquisition and integration costs	—	—	1	1
Depreciation, amortization and accretion	439	430	1,315	1,276
Restructuring charges	72	—	72	—
Total operating expenses	1,181	1,144	3,526	3,409
Operating income (loss)	486	602	1,781	1,813
Interest expense and amortization of deferred financing costs, net	(217)	(177)	(627)	(506)
Gains (losses) on retirement of long-term obligations	—	(2)	—	(28)
Interest income	3	1	10	1
Other income (expense)	—	(2)	(4)	(5)
Income (loss) before income taxes	272	422	1,160	1,275
Benefit (provision) for income taxes	(7)	(3)	(21)	(14)
Net income (loss)	265	419	1,139	1,261
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)	—	(3)
Total other comprehensive income (loss)	—	(2)	—	(3)
Comprehensive income (loss)	$265	$417	$1,139	$1,258
Net income (loss), per common share:
Basic	$0.61	$0.97	$2.63	$2.91
Diluted	$0.61	$0.97	$2.63	$2.91
Weighted-average common shares outstanding:
Basic	434	433	434	433
Diluted	434	434	434	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,139	$1,261
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,315	1,276
(Gains) losses on retirement of long-term obligations	—	28
Amortization of deferred financing costs and other non-cash interest	22	10
Stock-based compensation expense, net	126	120
Asset write-down charges	30	26
Deferred income tax (benefit) provision	1	2
Other non-cash adjustments, net	10	6
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(38)	(63)
Increase (decrease) in accounts payable	(20)	(10)
Increase (decrease) in other liabilities	(162)	(256)
Decrease (increase) in receivables	87	8
Decrease (increase) in other assets	(252)	(370)
Net cash provided by (used for) operating activities	2,258	2,038
Cash flows from investing activities:
Capital expenditures	(1,067)	(921)
Payments for acquisitions, net of cash acquired	(93)	(15)
Other investing activities, net	5	(10)
Net cash provided by (used for) investing activities	(1,155)	(946)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,347	748
Principal payments on debt and other long-term obligations	(58)	(55)
Purchases and redemptions of long-term debt	(750)	(1,274)
Borrowings under revolving credit facility	2,943	2,625
Payments under revolving credit facility	(4,088)	(2,580)
Net issuances (repayments) under commercial paper program	561	1,329
Payments for financing costs	(23)	(14)
Purchases of common stock	(29)	(64)
Dividends/distributions paid on common stock	(2,044)	(1,924)
Net cash provided by (used for) financing activities	(1,141)	(1,209)
Net increase (decrease) in cash, cash equivalents and restricted cash	(38)	(117)
Effect of exchange rate changes	—	(2)
Cash, cash equivalents, and restricted cash at beginning of period	327	466
Cash, cash equivalents, and restricted cash at end of period	$289	$347

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046
Stock-based compensation related activity, net of forfeitures		—	39	—	—	39
Purchases and retirement of common stock	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	265	265
Balance, September 30, 2023	434	$4	$18,241	$(5)	$(11,571)	$6,669

Balance, June 30, 2022	433	$4	$18,050	$(5)	$(10,188)	$7,861
Stock-based compensation related activity, net of forfeitures	—	—	38	—	—	38
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	(2)	—	(2)
Common stock dividends/distributions	—	—	—	—	(636)	(636)
Net income (loss)	—	—	—	—	419	419
Balance, September 30, 2022	433	$4	$18,087	$(7)	$(10,405)	$7,679

Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	154	—	—	154
Purchases and retirement of common stock	—	—	(29)	—	—	(29)
Other comprehensive income (loss)(a)	—	—	—		—	—
Common stock dividends/distributions	—	—	—	—	(2,044)	(2,044)
Net income (loss)	—	—	—	—	1,139	1,139
Balance, September 30, 2023	434	$4	$18,241	$(5)	$(11,571)	$6,669

Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	140	—	—	140
Purchases and retirement of common stock	—	—	(64)	—	—	(64)
Other comprehensive income (loss)(a)	—	—	—	(3)	—	(3)
Common stock dividends/distributions	—	—	—	—	(1,913)	(1,913)
Net income (loss)	—	—	—	—	1,261	1,261
Balance, September 30, 2022	433	$4	$18,087	$(7)	$(10,405)	$7,679

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of September 30, 2023, the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2023 had a material impact on the Company's condensed consolidated financial statements.
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
Sprint Cancellation Payments. For the three and nine months ended September 30, 2023, site rental revenues include $6 million and $160 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $57 million of accelerated prepaid rent amortization in the Company's Fiber segment during the nine months ended September 30, 2023.
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
Additional Information on Revenues
As of January 1, 2023 and September 30, 2023, $2.3 billion and $2.2 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2023, approximately $503 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues. As of January 1, 2022, $2.6 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2022, approximately $495 million of the January 1, 2022 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2023.

	Three Months Ending December 31,	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Contracted amounts(a)	$1,255	$4,937	$4,586	$4,448	$4,386	$19,781	$39,393

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2023.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2023		Balance as of December 31, 2022	Stated Interest Rate as of September 30, 2023(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$41		$47	9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	698		698	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	746		745	4.2%
Finance leases and other obligations	Various	(d)	Various	(d)	264		246	Various	(d)
Total secured debt					1,749		1,736
2016 Revolver	Jan. 2016		July 2027		160	(e)	1,305	6.5%	(f)
2016 Term Loan A	Jan. 2016		July 2027		1,169		1,192	6.5%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	1,803	(g)	1,241	6.1%
3.150% Senior Notes	Jan. 2018		July 2023		—	(h)	749	N/A
3.200% Senior Notes	Aug. 2017		Sept. 2024		749		748	3.2%
1.350% Senior Notes	June 2020		July 2025		498		497	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		897		896	4.5%
3.700% Senior Notes	May 2016		June 2026		748		747	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		994		992	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		497	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		744		742	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		996		996	3.7%
5.000% Senior Notes	Jan. 2023	(i)	Jan. 2028	(i)	991		—	5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		994		993	3.8%
4.800% Senior Notes	Apr. 2023	(j)	Sept. 2028	(j)	594		—	4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		595		594	4.3%
3.100% Senior Notes	Aug. 2019		Nov. 2029		546		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		740		739	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,091		1,090	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		990		989	2.1%
2.500% Senior Notes	June 2021		July 2031		742		742	2.5%
5.100% Senior Notes	Apr. 2023	(j)	May 2033	(j)	742		—	5.1%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,234		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					20,981		19,993
Total debt and other obligations					22,730		21,729
Less: current maturities of debt and other obligations					827		819
Non-current portion of debt and other long-term obligations					$21,903		$20,910

(a)See the 2022 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of September 30, 2023, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(e)As of September 30, 2023, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $6.8 billion.

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
(i)In January 2023, the Company issued $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due January 2028 ("January 2023 Senior Notes"). The Company used the net proceeds from the January 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
(j)In April 2023, the Company issued $600 million aggregate principal amount of 4.800% senior unsecured notes due September 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due May 2033 (collectively, "April 2023 Senior Notes"). The Company used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2023, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2023		2024	2025	2026	2027	Thereafter
Scheduled principal payments and final maturities	$1,819	(a)	$835	$597	$2,775	$3,406	$13,456	$22,888	$(158)	$22,730

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (g) of the preceding table.
Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2023.

	Principal Amount	Cash Paid(a)	Gains (Losses)
3.150% Senior Notes	$750	$750	$—

(a)Exclusive of accrued interest.

Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on debt obligations	$213	$174	$616	$496
Amortization of deferred financing costs and adjustments on long-term debt	8	6	22	19
Capitalized interest	(4)	(3)	(11)	(9)
Total	$217	$177	$627	$506

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$117	$117	$156	$156
Restricted cash, current and non-current	1	172	172	171	171
Liabilities:
Total debt and other obligations	2	22,730	20,046	21,729	19,554
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
For the nine months ended September 30, 2023 and 2022, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2023 and 2022, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$265	$419	$1,139	$1,261

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	434	433	434	433
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	—	1	—	1
Diluted weighted-average number of common shares outstanding	434	434	434	434

Net income (loss), per common share:
Basic	$0.61	$0.97	$2.63	$2.91
Diluted	$0.61	$0.97	$2.63	$2.91

Dividends/distributions declared per share of common stock	$1.565	$1.470	$4.695	$4.410
During the nine months ended September 30, 2023, the Company granted two million RSUs to the Company's executives and certain other employees.
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
9.Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2023, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 7, 2023	March 15, 2023	March 31, 2023	$1.565	$681
Common Stock	May 1, 2023	June 15, 2023	June 30, 2023	$1.565	$681
Common Stock	July 21, 2023	September 15, 2023	September 29, 2023	$1.565	$681

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 13 for a discussion of the Company's common stock dividend declared in October 2023.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2023, the Company purchased 0.2 million shares of its common stock utilizing $29 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 12 for a discussion of the Company's restructuring plan, which includes discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 115,000 small cells on air or under contract and (2) 85,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
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
The following tables set forth the Company's segment operating results for the three and nine months ended September 30, 2023 and 2022. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$1,074	$503		$1,577	$1,084	$484		$1,568
Segment services and other revenues	86	4		90	175	3		178
Segment revenues	1,160	507		1,667	1,259	487		1,746
Segment site rental costs of operations	236	175		411	230	166		396
Segment services and other costs of operations	61	3		64	114	3		117
Segment costs of operations(a)(b)	297	178		475	344	169		513
Segment site rental gross margin	838	328		1,166	854	318		1,172
Segment services and other gross margin	25	1		26	61	—		61
Segment selling, general and administrative expenses(b)	24	48		72	28	47		75
Segment operating profit (loss)	839	281		1,120	887	271		1,158
Other selling, general and administrative expenses(b)			$75	75			$81	81
Stock-based compensation expense, net			36	36			38	38
Depreciation, amortization and accretion			439	439			430	430
Restructuring charges			72	72			—	—
Interest expense and amortization of deferred financing costs, net			217	217			177	177
Other (income) expenses to reconcile to income (loss) before income taxes(c)			9	9			10	10
Income (loss) before income taxes				$272				$422
Capital expenditures	$49	$287	$11	$347	$45	$277	$15	$337
Total assets (at period end)	$21,783	$16,237	$679	$38,699	$22,226	$15,914	$721	$38,861

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $7 million for each of the three months ended September 30, 2023 and 2022 and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended September 30, 2023 and 2022. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $29 million and $31 million for the three months ended September 30, 2023 and 2022, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Towers	Fiber	Other	Consolidated Total	Towers	Fiber	Other	Consolidated Total
Segment site rental revenues	$3,234	$1,695		$4,929	$3,237	$1,474		$4,711
Segment services and other revenues	356	22		378	502	9		511
Segment revenues	3,590	1,717		5,307	3,739	1,483		5,222
Segment site rental costs of operations	714	518		1,232	689	490		1,179
Segment services and other costs of operations	252	8		260	329	7		336
Segment costs of operations(a)(b)	966	526		1,492	1,018	497		1,515
Segment site rental gross margin	2,520	1,177		3,697	2,548	984		3,532
Segment services and other gross margin	104	14		118	173	2		175
Segment selling, general and administrative expenses(b)	84	148		232	84	140		224
Segment operating profit (loss)	2,540	1,043		3,583	2,637	846		3,483
Other selling, general and administrative expenses(b)			$246	246			$234	234
Stock-based compensation expense			126	126			121	121
Depreciation, amortization and accretion			1,315	1,315			1,276	1,276
Restructuring charges			72	72			—	—
Interest expense and amortization of deferred financing costs, net			627	627			506	506
Other (income) expenses to reconcile to income (loss) before income taxes(c)			37	37			71	71
Income (loss) before income taxes				$1,160				$1,275
Capital expenditures	$160	$872	$35	$1,067	$137	$746	$38	$921

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $23 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively, and (2) prepaid lease purchase price adjustments of $12 million for each of the nine months ended September 30, 2023 and 2022. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $103 million and $100 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.
11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$429	$420
Interest paid	654	559
Income taxes paid	13	10
Supplemental disclosure of non-cash operating, investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	21	162
Increase (decrease) in accounts payable for purchases of property and equipment	5	(7)
Purchase of property and equipment under finance leases and installment land purchases	45	17

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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$117	$156
Restricted cash, current	167	166
Restricted cash reported within other assets, net	5	5
Cash, cash equivalents and restricted cash	$289	$327
12.Restructuring
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
In the third quarter 2023, the Company recorded approximately $72 million in charges in connection with the Plan, $61 million of which represent cash payments that have been or will be made in connection with employee severance and other one-time termination benefits. An additional $1 million of non-cash charges relate to share-based compensation. In connection with the office space consolidation, the Company recorded a $6 million charge related to remaining obligations under facility leases and $4 million of non-cash charges representing accelerated depreciation.
The Company expects to incur an additional approximately $35 million of related charges during the fourth quarter 2023, primarily related to the office space consolidation.
The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially complete and recorded by December 31, 2023 while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2027, respectively.
The following table summarizes the activities related to the restructuring for the nine months ended September 30, 2023:

	Employee Headcount Reduction	Office Space Consolidation	Total
Charges	$62	$10	$72
Payments	(35)	(1)	(36)
Non-cash items	(1)	(4)	(5)
Liability as of September 30, 2023	$26	$5	$31
As of September 30, 2023, the liability for restructuring charges is included in "Other accrued liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statements of operations and comprehensive income.
The Company does not allocate restructuring charges between its operating segments. If such charges were allocated to operating segments, for the three and nine months ended September 30, 2023, $41 million and $13 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $18 million allocated to Other.

13.Subsequent Events
Common Stock Dividend
On October 17, 2023, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on December 29, 2023 to common stockholders of record as of December 15, 2023.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring Update
On October 18, 2023, the Company announced plans to relocate approximately 1,000 employee positions from several locations nationwide to a centralized location by the end of the third quarter 2024. In connection with this action, the Company anticipates recording related restructuring charges, including employee relocation costs, employee severance and other one-time termination benefits, remaining obligations under facility leases and write-off of leasehold improvements; however, the magnitude of these charges is highly uncertain at this time.

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
General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 115,000 small cells on air or under contract and (3) approximately 85,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 95% of our third quarter 2023 consolidated net revenues, of which 68% and 32% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 69% and 31% of our third quarter 2023 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid and continuing growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly constructed or acquired communications infrastructure, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development services within our Towers segment. See note 12 to our condensed consolidated financial statements for a discussion of our restructuring plan, which includes discontinuing installation services as a Towers product offering.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $1.0 billion for the nine months ended September 30, 2023, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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

◦As of September 30, 2023, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $39.4 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the nine months ended September 30, 2023, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the nine months ended September 30, 2023, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the nine months ended September 30, 2023, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of September 30, 2023, our outstanding debt had a weighted-average interest rate of 3.8% and weighted-average maturity of approximately nine years (assuming anticipated repayment dates on certain debt).
◦As of September 30, 2023, 86% of our debt had fixed rate coupons.
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.3 billion for the nine months ended September 30, 2023.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During each of the first three quarters of 2023, we paid a common stock dividend of $1.565 per share, totaling approximately $2.0 billion.
◦We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion.
◦Over time, we expect to increase our dividend per share generally commensurate with our growth in cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 9 and 13 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
•Restructuring Plan
◦On July 24, 2023, we initiated a restructuring plan ("Plan") as part of our efforts to reduce costs to better align our operational needs with lower tower activity. The Plan includes reducing the total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on our towers, and consolidating office space. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the Plan.
◦The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially complete and recorded by December 31, 2023 while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2027, respectively.

Outlook Highlights
The following are certain highlights of our full year 2023 and 2024 outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2022, our full year 2023 and 2024 site rental revenues growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data. Site rental revenues growth in 2023 will also be positively impacted by payments received to satisfy remaining rental obligations for certain canceled Sprint leases, net of estimated non-renewals, as a result of the T-Mobile US, Inc. and Sprint network consolidation ("Sprint Cancellations"), substantially all of which were received in the first half of 2023. Management expects the absence of the aforementioned payments and a decline in long-term deferred revenue amortization will result in lower reported site rental revenues in 2024 as compared to 2023.
•We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2023 and 2024 based on the anticipated returns on such discretionary investments.
◦We expect that our discretionary capital expenditures will increase as we accelerate the pace of small cell deployments.
•We also expect sustaining capital expenditures of approximately 1% of net revenues for full year 2023 and 2024, consistent with historical annual levels.
•As part of the aforementioned Plan:
◦We expect to incur an additional approximately $35 million of related charges during the fourth quarter 2023, primarily related to the office space consolidation.
◦Additionally, we expect to realize approximately $30 million in labor and facilities cost savings in 2023, of which $15 million is expected in selling, general and administrative, $10 million in services and other costs of operations and $5 million in site rental costs of operations. In 2024, we expect to realize $105 million in labor and facilities cost savings, of which $50 million is expected in selling, general and administrative, $40 million in services and other costs of operations and $15 million in site rental costs of operations. The 2024 costs savings are expect to be partially offset by a $40 million reduction in services and other gross margin due to the discontinuation of installation services.
◦On October 18, 2023, we announced plans to relocate approximately 1,000 employee positions from several locations nationwide to a centralized location by the end of the third quarter 2024. In connection with this action, we anticipate recording related restructuring charges, including employee relocation costs, employee severance and other one-time termination benefits, remaining obligations under facility leases due to office closures and write-off of leasehold improvements; however, the magnitude of these charges is highly uncertain at this time.
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

Highlights of our results of operations for the three months ended September 30, 2023 and 2022 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,074	$1,084	$(10)	(1)%
Fiber site rental revenues	$503	$484	+$19	+4%
Total site rental revenues	$1,577	$1,568	+$9	+1%
Segment site rental gross margin:(a)
Towers site rental gross margin	$838	$854	$(16)	(2)%
Fiber site rental gross margin	$328	$318	+$10	+3%
Segment services and other gross margin:(a)
Towers services and other gross margin	$25	$61	$(36)	(59)%
Fiber services and other gross margin	$1	$—	+$1	+100%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$839	$887	$(48)	(5)%
Fiber operating profit (loss)	$281	$271	+$10	+4%
Net income (loss)	$265	$419	$(154)	(37)%
Adjusted EBITDA(b)	$1,047	$1,077	$(30)	(3)%

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

Site rental revenues grew $9 million, or 1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $6 million and $6 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues and Towers site rental gross margin for the third quarter of 2023 were $1.1 billion and $838 million, respectively, compared to $1.1 billion and $854 million, respectively, in the same period in the prior year. The decrease in Towers site rental gross margin was primarily due to a decrease in prepaid rent amortization and higher Towers site rental costs of operations, including ground lease agreements that contain contingent payment provisions such as consumer price index ("CPI")-based escalations.
Fiber site rental revenues and Fiber site rental gross margin for the third quarter of 2023 were $503 million and $328 million, respectively, and increased by $19 million and $10 million, respectively, from the same period in the prior year. The increase in Fiber site rental revenues was predominately impacted by the increased demand for small cells and fiber solutions.
Towers services and other gross margin was $25 million for the third quarter of 2023 and decreased by $36 million from $61 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the Plan, which includes discontinuing installation services as a Towers product offering.
Selling, general and administrative expenses for the third quarter of 2023 were $176 million and decreased by $11 million, or 6%, from $187 million during the same period in the prior year. This decrease was primarily related to decreases in employee-related costs.
Towers operating profit (loss) for the third quarter of 2023 decreased by $48 million, or 5%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the third quarter of 2023 increased by $10 million, or 4%, from the same period in the prior year as a result of the previously-mentioned increase in Fiber site rental gross margin.

Depreciation, amortization and accretion was $439 million for third quarter of 2023 and increased by $9 million, or 2%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Restructuring charges in connection with the Plan were $72 million for the third quarter of 2023. The charges primarily consisted of $61 million related to cash payments that have been or will be made associated with employee severance and other one-time termination benefits and $6 million of remaining obligations under facility leases payable through 2027. Additionally, non-cash charges of $1 million related to share-based compensation and $4 million for accelerated depreciation and asset write downs were also recorded.
Interest expense and amortization of deferred financing costs, net were $217 million for the third quarter of 2023 and increased by $40 million, or 23%, from $177 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
For the third quarter of 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2022 Form 10-K.
Net income (loss) was $265 million for the third quarter of 2023 compared to $419 million during the third quarter of 2022. The decrease was primarily related to the previously-mentioned decrease in Towers operating profit and previously-mentioned increases in restructuring charges and interest expense and amortization of deferred financing costs, net.
Adjusted EBITDA decreased by $30 million, or 3%, from the third quarter of 2022 to the third quarter of 2023, reflecting the previously-mentioned decrease in Towers operating profit.
Highlights of our results of operations for the nine months ended September 30, 2023 and 2022 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$3,234	$3,237	$(3)	—%
Fiber site rental revenues	$1,695	$1,474	+$221	+15%
Total site rental revenues	$4,929	$4,711	+$218	+5%
Segment site rental gross margin:(a)
Towers site rental gross margin	$2,520	$2,548	$(28)	(1)%
Fiber site rental gross margin	$1,177	$984	+$193	+20%
Segment services and other gross margin:(a)
Towers services and other gross margin	$104	$173	$(69)	(40)%
Fiber services and other gross margin	$14	$2	+$12	+600%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$2,540	$2,637	$(97)	(4)%
Fiber operating profit (loss)	$1,043	$846	+$197	+23%
Net income (loss)	$1,139	$1,261	$(122)	(10)%
Adjusted EBITDA(b)	$3,339	$3,249	+$90	+3%

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

Site rental revenues grew $218 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This growth was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $160 million and $14 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of up-front payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues and Towers site rental gross margin for the first nine months of 2023 were $3.2 billion and $2.5 billion, respectively, compared to $3.2 billion and $2.5 billion, respectively, in the same period in the prior year. The $28 million decrease in Towers site rental gross margin was primarily due to higher Towers site rental costs of operations, including ground lease agreements that contain contingent payment provisions such as CPI-based escalations.
Fiber site rental revenues and Fiber site rental gross margin for the first nine months of 2023 were $1.7 billion and $1.2 billion, respectively, and increased by $221 million and $193 million, respectively, from the same period in the prior year. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by $160 million of payments and $57 million of accelerated prepaid rent amortization, offset by $14 million of non-renewals, each related to the Sprint Cancellations.
Towers services and other gross margin was $104 million for the first nine months of 2023 and decreased by $69 million from $173 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the Plan, which includes discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $14 million for the first nine months of 2023 and increased by $12 million from $2 million during the same period in the prior year primarily as a result of site abandonment fees associated with the Sprint Cancellations.
Selling, general and administrative expenses for the first nine months of 2023 were $581 million and increased by $23 million, or 4%, from $558 million during the same period in the prior year. The increase was primarily related to increased investment in information technology and certain other expenses, including facilities, returning to their pre-pandemic operations following our return to the office in February 2022.

Towers operating profit (loss) for the first nine months of 2023 decreased by $97 million, or 4%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the first nine months of 2023 increased by $197 million, or 23%, from the same period in the prior year as a result of the previously-mentioned increase in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $1.3 billion for the first nine months of 2023 and increased by $39 million, or 3%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Restructuring charges in connection with the Plan were $72 million for the first nine months of 2023. The charges primarily consisted of $61 million related to cash payments that have been or will be made associated with employee severance and other one-time termination benefits and $6 million of remaining obligations under facility leases payable through 2027. Additionally, non-cash charges of $1 million related to share-based compensation and $4 million for accelerated depreciation and asset write downs were also recorded.
Interest expense and amortization of deferred financing costs, net were $627 million for the first nine months of 2023 and increased by $121 million, or 24%, from $506 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, 2016 Revolver and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities during the first nine months of 2022, we incurred losses on retirement of long-term obligations of $28 million. We did not incur any losses on retirement of long-term obligations during the first nine months of 2023.
For the first nine months of 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2022 Form 10-K.
Net income (loss) was $1.1 billion for the first nine months of 2023 compared to $1.3 billion during the first nine months of 2022. The decrease was primarily related to the previously-mentioned decrease in Towers operating profit and previously-mentioned increases in expenses, including interest expense and amortization of deferred financing costs, net, restructuring charges and depreciation, amortization and accretion, while being partially offset by the previously-mentioned increase in Fiber site rental gross margin.
Adjusted EBITDA increased by $90 million, or 3%, from the first nine months of 2022 to the first nine months of 2023, reflecting the previously-mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin.
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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $1.6 billion outstanding as of October 30, 2023 (2) the 3.200% Senior Notes and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2022 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2023. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash, cash equivalents and restricted cash(a)	$289
Undrawn 2016 Revolver availability(b)	6,802
Debt and other long-term obligations (current and non-current)	22,730
Total equity	6,669

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $2.6 billion (consisting of Commercial Paper Notes, the 3.200% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results"), (3) capital expenditures and (4) restructuring and related charges associated with the Plan described in note 12 to our condensed consolidated financial statements. We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2023	2022	Change
Net increase (decrease) in cash, cash equivalents and restricted cash:
Operating activities	$2,258	$2,038	$220
Investing activities	(1,155)	(946)	(209)
Financing activities	(1,141)	(1,209)	68
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38)	$(117)	$79
Operating Activities
Net cash provided by operating activities of $2.3 billion for the first nine months of 2023 increased by $220 million, or 11%, compared to the first nine months of 2022, due primarily to a net increase from changes in working capital and growth in our core business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $1.2 billion for the first nine months of 2023 increased by $209 million, or 22%, from the first nine months of 2022 primarily as a result of payments for acquisitions in our Towers segment and increased discretionary capital expenditures in our Fiber segment.
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

A summary of our capital expenditures for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months Ended
	September 30, 2023				September 30, 2022
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$101	$843	$17	$961	$92	$711	$16	$819
Purchases of land interests	51	—	—	51	37	—	—	37
Sustaining	8	29	18	55	8	35	22	65
Total	$160	$872	$35	$1,067	$137	$746	$38	$921

(a)Towers segment includes $27 million and $34 million of capital expenditures incurred during the nine months ended September 30, 2023 and 2022, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first nine months of 2023 compared to the same period in 2022. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2023 and 2024 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock (currently expected to total at least $6.26 per share over the next 12 months, or an aggregate amount of approximately $2.7 billion, (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See notes 4 and 9 to our condensed consolidated financial statements.
Net cash used for financing activities of $1.1 billion for the first nine months of 2023 decreased by $68 million from the first nine months of 2022 as a result of the net impact from our issuances, purchases and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), common stock dividend payments and purchases of our common stock. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of October 30, 2023, we had an outstanding balance of $160 million and $6.8 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of October 30, 2023, there was $1.6 billion outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and note 4 to our condensed consolidated financial statements for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock Activity. See notes 9 and 13 to our condensed consolidated financial statements for further information regarding our common stock and dividends.

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
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, net (income) loss from discontinued operations, (gain) loss on sale of discontinued operations, cumulative effect of a change in accounting principle, stock-based compensation expense, net and net (gain) loss from disposal of discontinued operations, net of tax. The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$265	$419	$1,139	$1,261
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	8	3	30	26
Acquisition and integration costs	—	—	1	1
Depreciation, amortization and accretion	439	430	1,315	1,276
Restructuring charges	72	—	72	—
Amortization of prepaid lease purchase price adjustments	4	4	12	12
Interest expense and amortization of deferred financing costs, net	217	177	627	506
(Gains) losses on retirement of long-term obligations	—	2	—	28
Interest income	(3)	(1)	(10)	(1)
Other (income) expense	—	2	4	5
(Benefit) provision for income taxes	7	3	21	14
Stock-based compensation expense, net	36	38	126	121
Adjusted EBITDA(a)	$1,047	$1,077	$3,339	$3,249

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
Interest Rate Risk
Our interest rate risk as of September 30, 2023 relates primarily to the impact of interest rate movements on the following:
•our $3.1 billion of floating rate debt as of September 30, 2023, which represented approximately 14% of our total debt as of September 30, 2023; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve has repeatedly raised the federal funds rate for a cumulative increase of 5.25%. Further increases in the federal funds rate could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2022 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2023, we had $3.1 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $8 million.
Future Principal Payments and Interest Rates. The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2023. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2022 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2023		2024	2025	2026	2027	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$9		$789	$536	$2,684	$2,280	$13,457	$19,755	$16,914
Average interest rate(b)(c)(d)	5.2%		3.3%	1.6%	3.0%	3.5%	4.2%	3.8%
Variable rate(e)	$1,810	(f)	$45	$60	$91	$1,126	$—	$3,132	$3,132
Average interest rate(e)	6.1%		6.2%	5.2%	4.8%	4.8%	—%	5.5%

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

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of September 30, 2023, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated August 1, 2022	10-Q	001-16441	August 5, 2022	3.3
10.1*	Separation and Release Agreement between Crown Castle Inc. and Catherine Piche, effective as of October 6, 2023	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	November 1, 2023	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2023	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)