Form 10-K
period 2023-12-31
CROWN CASTLE INC.
filed 2024-02-23
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $49.2 billion as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $113.94 per share.
Applicable Only to Corporate Registrants
As of February 20, 2024, there were 434,215,269 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2024 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

CROWN CASTLE INC.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2023 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements.
Examples of forward-looking statements include our full year 2024 outlook and our plans, projections, expectations and estimates regarding (1) the value of our business model and the demand for our communications infrastructure, (2) the growth potential of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) site rental revenues, including the growth thereof, (12) sources and uses of liquidity, (13) impact from the T-Mobile and Sprint network consolidation, (14) drivers of cash flow growth, (15) our competitive advantage, (16) our dividends, including timing, amount, payment or tax characterization, (17) the timing of small cell deployments, (18) discretionary and sustaining capital expenditures and expansion of our business, (19) impact of elevated interest rates, (20) the growth in our business and its driving factors, (21) our ESG (as defined below) goals, including carbon neutrality, (22) non-renewals, (23) restructuring activities and the cost reductions, charges, scope, actions and savings associated therewith, including timing, amounts, impact and recurrence, (24) strategic review and (25) actions by activist stockholders and the impact therefrom. All future dividends are subject to declaration by our board of directors.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2023 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2023 Form 10-K refer to Crown Castle Inc. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCI"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I
Item 1.    Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 115,000 small cells on air or under contract and (3) approximately 90,000 route miles of fiber primarily supporting small cells and fiber solutions. We refer to our towers, small cells and fiber assets collectively as "communications infrastructure," and to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions. Our core business is providing access, including space or capacity, to our shared communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our shared communications infrastructure, which we expect to result in significant incremental cash flows due to our low incremental operating costs. We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—REIT Status" and notes 2 and 9 to our consolidated financial statements.
Over nearly three decades, we have assembled a leading portfolio of towers predominately through acquisitions from large wireless carriers or their predecessors. More recently, we have extended our communications infrastructure presence by investing significantly in our Fiber segment. Through our product offerings of towers and small cells, we seek to provide a comprehensive solution to enable our wireless tenants to expand coverage and capacity for their wireless networks. Furthermore, within our Fiber segment, we seek to generate cash flow growth and stockholder return by deploying our fiber for both small cells' and fiber solutions' tenants.
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
Our largest tenants are T-Mobile, AT&T and Verizon Wireless, which collectively accounted for approximately three-fourths of our 2023 consolidated site rental revenues. See note 14 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 94% of our 2023 consolidated net revenues, of which 66% and 34% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 64% and 36% of our 2023 site rental revenues related to fiber solutions and small cells, respectively. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. See "Item 1. Business—The Company" for further information. As of December 31, 2023, exclusive of renewals exercisable at the tenants' option, our tenant contracts had a weighted-average remaining life of approximately six years and represented $39 billion of expected future cash inflows.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services"). See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring ("Plan"), which included discontinuing tenant equipment installations or subsequent augmentations (collectively, "installation services") as a Towers product offering.
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
Industry Overview
Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by factors such as growth in (1) mobile entertainment (such as mobile video, mobile applications and social networking), (2) mobile internet usage (supporting web browsing and trends in telehealth, remote working, online learning and other remote communications), (3) machine-to-machine applications or the "Internet of Things" (such as connected cars and wearables), and (4) the adoption of other bandwidth-intensive applications (such as cloud services, artificial intelligence and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets and other emerging and embedded devices, and U.S. wireless carriers are among the first carriers in the world to begin offering commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
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
•the continued adoption of bandwidth-intensive applications, including artificial intelligence, could result in demand for high-capacity, multi-location, fiber-based network solutions; and
•increased government initiatives to expand broadband infrastructure to support connectivity throughout the U.S.
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
We generally receive monthly rental payments and, in some cases, upfront payments, from our Towers tenants pursuant to long-term tenant contracts with (1) initial contract terms generally between five to 15 years, (2) multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price. We strive to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates.
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 98% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See "Item 1A. Risk Factors" for additional information regarding higher non-renewals (which we define as the reduction in site rental revenues as a result of tenant churn, terminations and, in limited circumstances, reductions of existing lease rates) expected as a result of the T-Mobile and Sprint network consolidation. See note 3 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options as of December 31, 2023.
The average monthly rental payment from a new tenant added to towers can vary based on (1) aggregate tenant volume, (2) the location of the tower, or (3) the amount of tower and ground space leased to a tenant, which can be influenced by the quantity, size, and weight of the tenant's antenna installation or related equipment. When possible, we seek to receive rental payment increases in connection with tenant contract amendments, pursuant to which our tenants add antennas or other equipment to our towers or ground space on which they already have equipment pursuant to preexisting tenant contracts. Our Towers tenant contracts and pricing are not influenced by whether or not we perform the site development services.
As of December 31, 2023, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower was approximately 2.5.
Fiber Segment. Our Fiber segment consists of communications infrastructure offerings of small cells and fiber solutions.
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
Most of our fiber assets were acquired through transactions dating back to 2012, with the largest transactions occurring in 2017. Our fiber assets include those we acquired from LTS Group Holdings LLC, Inc., Wilcon Holdings LLC and FPL FiberNet Holdings, LLC and certain other subsidiaries of NextEra Energy in 2017, Quanta Fiber Networks, Inc. in 2015, and NextG Networks, Inc. in 2012.
We generally receive monthly recurring payments and, in some cases, upfront payments, from our Fiber tenants pursuant to tenant contracts with initial terms that generally vary between one to 20 years. The average monthly rental payment from a new tenant can vary based on the amount or cost of (1) construction for initial and subsequent tenants, (2) fiber strand requirements and supply, (3) equipment at the site, (4) the market in the U.S. where the fiber is located and the competition thereof and (5) any upfront payment received.
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
Nearly half of our site rental costs of operations consists of Towers ground lease expenses, and the remainder includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), repairs and maintenance, employee compensation or related benefit costs, property taxes, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing communications infrastructure at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically between 1% and 2% of net revenues. See note 13 to our consolidated financial statements for a tabular presentation of the rental payments we owe to landlords pursuant to our operating lease agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to site development services in our Towers segment. See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. In 2023, approximately 51% of our services and other revenues related to installation services, and the remainder predominately related to site development services. We seek to grow our services revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We do not always provide the site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). Typically, our site development services are non-recurring and are billed on a fixed fee basis, and the terms and pricing of site development services are negotiated separately from our tenant contracts.
Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.

Our Fiber customers generally consist of large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise (including healthcare and financial), wholesale, government and education institutions.
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately three-fourths of our 2023 site rental revenues. See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 14 to our consolidated financial statements. For 2023, our site rental revenues by tenant were as follows:
Sales and Marketing. Our sales organization markets our communications infrastructure with the objective of contracting access with tenants to existing communications infrastructure or to new communications infrastructure prior to construction. We seek to become the critical partner and preferred independent communications infrastructure provider for our tenants and increase tenant satisfaction relative to our peers by leveraging our (1) existing unique communications infrastructure footprint, (2) tenant relationships, (3) process-centric approach, (4) technological tools and (5) construction capabilities and expertise relative to the Fiber segment.
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
Additional information regarding our sustainability initiatives and progress is also available through the Investors section of our website at https://investor.crowncastle.com. The information on our website, including our ESG Reports, is not, and shall not be deemed to be, incorporated by reference into this 2023 Form 10-K or any other filings with the SEC unless expressly noted in any such other filings.
Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. As of January 31, 2024, we employed approximately 4,700 people, all of whom were based in the U.S. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our stockholders. We also conduct company-wide employee surveys to help us understand how they feel about working at our company and track the results to inform our human capital strategies.
We continue to focus on building and retaining a more diverse workforce and a more inclusive community to make our company stronger and more innovative. We actively partner with non-profit and community organizations to create a diverse talent pipeline. In addition, our board of directors is currently comprised of 58% female or racially diverse directors.
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
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. See "Item 1A. Risk Factors" and note 16 to our consolidated financial statements for further discussion of our July 2023 restructuring activities, which included reducing the total employee headcount by approximately 15%.
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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and small cells, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain prior approval from local officials. Local zoning authorities may render decisions that prevent the construction or modification of towers or small cells, or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of such infrastructure. Over the last several years, the FCC has adopted regulations and 32 states have passed legislation intended to expedite and streamline the deployment of wireless networks, including establishing presumptively reasonable timeframes for reviews by local and state governments. Notwithstanding such developments, decisions of local regulatory authorities and utilities in certain jurisdictions may continue to adversely affect deployment timing and cost.
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
The amount, timing, and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in tenant network investment typically impact the demand for our communications infrastructure. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies (including small cells and fiber solutions), or change in plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the industries in which our tenants operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for data or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our tenants or their industries, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure or services. In addition, a slowdown may increase competition for site rental tenants or services. Such an industry slowdown or a reduction in tenant network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues, reduce demand for our communications infrastructure and services and impact our dividend per share growth.
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. In addition to our three largest tenants, we also derive a meaningful portion of our revenues and anticipated future growth from DISH Network Corporate ("DISH"). The loss of any one of our largest tenants, including DISH, as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets (including goodwill), or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us.
Consolidation among our largest tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower or small cell network, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of our tenant contracts, we generally expect that the impact to our site rental revenues from any termination of our tenant contracts as a result of such potential consolidation would be spread out over multiple years. Such consolidation (or potential consolidation) may result in a reduction or slowdown in such tenants' network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our communications infrastructure and services, which in turn may result in a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.
On January 6, 2022, we entered into an agreement with T-Mobile that contemplates T-Mobile and Sprint network consolidation. We anticipate that this consolidation will result in approximately $200 million in Towers non-renewals in 2025. We expect an additional impact of $35 million in Fiber non-renewals, with $10 million impacting results in 2024 and the remainder in 2025. Excluding the anticipated impact from the T-Mobile and Sprint network consolidation, we expect each of towers and small cell non-renewals to remain in line with our historical range of 1 to 2% of their respective annual site rental revenues.
Due to network consolidation non-renewals and interest rate increases discussed in "—Risks Related to Our Debt and Equity," we expect our annual dividend per share growth through 2025 to be below our long-term annual target.
See "Item 1. Business—The Company" and note 14 to our consolidated financial statements for further information regarding our largest tenants.
The expansion or development of our business, including through acquisitions, increased product offerings or other strategic opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
We seek to expand and develop our business, including through acquisitions, increased product offerings, or other strategic opportunities. In the ordinary course of our business, we review, analyze and evaluate various potential transactions or other activities in which we may engage. Such transactions or activities could be complex, costly and time-consuming, or cause disruptions in, increase risk to or otherwise negatively impact our business. Among other things, such transactions and activities may:
•disrupt our business relationships with our tenants and landlords, depending on the nature of or counterparty to such transactions and activities;
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

Our Fiber segment has expanded, and the Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
Over the last decade, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 34% and 31% of our site rental revenues for the years ended December 31, 2023 and 2022, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including those relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, labor costs, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
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
•risks relating to efficiently and rapidly adjusting the size of the personnel needed to operate our Fiber business;
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
Our review of potential strategic alternatives may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business. There is no guarantee that any transaction resulting from the strategic review will ultimately benefit our shareholders.
In December 2023, our board of directors established a Fiber Review Committee to oversee and direct the review of strategic and operational alternatives that may be available to us with respect to our Fiber business, including potential sale, merger, spin-off, joint-venture and financing transactions, as well as a range of other strategic and operational opportunities for improved value-creation. There is no assurance that the process will result in the approval or completion of any specific transaction or outcome. We are actively working with financial advisors and legal counsel in this strategic review process.
The process of reviewing potential strategic and operational alternatives is time consuming and costly and may divert management's attention. It may also be disruptive to our business operations and long-term planning, which may cause concern to our current or potential investors, customers, employees, strategic partners, vendors and other stakeholders and may have a material impact on our operating results or result in increased volatility in our stock price.
Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on favorable terms. There can be no assurance that any potential transaction or other strategic alternative will be successfully implemented, achieve the intended benefits or provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners.
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
Such safety risks may cause personal injury or loss of life, severe damage to or destruction of property, suspension of operations or services, or significant damage to the environment, creating financial, regulatory or reputational damage that could adversely affect our business. See "—Our business may be adversely impacted by climate-related events, natural disasters, including wildfires, and other unforeseen events" below for additional information regarding potential adverse impacts to our business which may result from wildfires and other climate-related events.
Further, investments in newly constructed communications infrastructure may result in lower initial returns compared to returns on our existing communications infrastructure or us not being able to realize future tenant additions at anticipated levels. Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Our failure to perform timely and in accordance with the performance criteria exposes us to penalties specified in the contract or possible litigation. We often experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. We may also experience unforeseen delays and increased project costs as a result of supply chain disruptions and labor shortages, which may impact the availability of equipment and materials needed for, and availability of contractors to work on, our construction projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
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

Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our towers site rental gross margin for the year ended December 31, 2023 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2023, approximately 53% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2023 is as follows:
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
•31% of our towers are leased or subleased or operated and managed under master leases, subleases or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and we have the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin. We have the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of our towers under master leases, subleases, and other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $400 million, which payments, if such option is exercised, would be due prior to 2032 (less than $15 million would be due before 2029).
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
•availability of key components;
•our market share; and
•changes in the size, scope, or volume of work performed.

During 2023, due primarily to a decline in tenant activity, services and other revenues decreased by 36% compared to the year ended December 31, 2022. In July 2023, we announced the discontinuation of installation services as a Towers product offering while continuing to offer site development services on our towers. See note 16 to our consolidated financial statements and "Item 7. MD&A—General Overview—Highlights of Business Fundamentals and Results" for further discussion of our July 2023 restructuring activities.
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
Despite existing security measures, certain of our information technology and communications infrastructure may be subject to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, ransomware or other malicious software, cyber-attacks and other security breaches. In addition, our reliance on cloud- or internet-based services and on remote access to information systems increases our exposure to potential cybersecurity incidents. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants or access by our tenants to certain of our information technology systems, (2) our inability to meet expected levels of service to our tenants, (3) data transmitted over our tenants' networks being compromised or misappropriated, or (4) business or other sensitive data being compromised, misappropriated or lost. Although we believe we have a comprehensive incident response plan and other cybersecurity measures and policies in place, we cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results.
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
In recent years, certain of our investors, tenants, employees and other stakeholders have increased their focus on ESG matters and disclosure. In response, we have published ESG reports and related materials and made other public announcements regarding our ESG position, initiatives and goals. Our ESG metrics, initiatives and goals, and progress against those goals, may be based on standards that are still developing and that may not be uniformly adopted or applied by other companies, processes and internal controls that continue to evolve, potentially missing or deficient third-party data, wide range of acceptable estimation techniques, and estimates and assumptions that are subject to a greater degree of uncertainty and may change more frequently than those underlying our financial metrics. Our ESG initiatives and goals may be difficult to implement, may be contrary to interests of other stakeholders and may increase operating costs and result in changes to certain of our operations, assets and processes. In addition, a number of governmental and self-regulatory organizations have developed or are developing climate change-based laws and regulations, with varying scopes and complexity, that could, if adopted, significantly increase compliance burdens and associated costs.
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
Our ability to sustain and grow our business and execute on our strategy requires us, in part, to attract, recruit and retain qualified and experienced employees, including key management personnel and other talent. We have encountered a competitive labor market for experienced talent in our industry due, in part, to macroeconomic conditions. Our stock price decline has caused, and may continue to cause, a failure to achieve certain metrics on which vesting of our performance-based equity awards is based. If our total compensation package is not viewed as competitive, our ability to successfully attract, recruit and retain key employees could adversely impact our business, operations, and costs, which could result in the loss of institutional knowledge and expertise of departing employees.
In addition, see "—Changes to management, including turnover of our top executives, could have an adverse effect on our business.", "—Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated." and "—Our review of potential strategic alternatives may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business. There is no guarantee that any transaction resulting from the strategic review will ultimately benefit our shareholders." for a discussion of the strategic and operational review, recent management changes, the recent reduction in force, and the potential adverse impact on our workforce therefrom.
Changes to management, including turnover of our top executives, could have an adverse effect on our business.
Our business has experienced significant executive management changes. In December 2023, we announced the departure of Jay A. Brown, our President and Chief Executive Officer ("CEO"), the appointment of Anthony J. Melone, a member of our board of directors, to serve as an interim President and CEO, and the creation of an ad hoc CEO Search Committee of the board of directors to conduct a search for our next CEO. The timeline for identifying and integrating a new CEO is currently unknown. We must timely hire a new CEO, successfully integrate the new executive and smoothly transition that person into their new role within our organization to achieve our long-term operating objectives. In addition, we have experienced the departure and transition of leadership in our Towers organization.
These leadership changes may be inherently difficult to manage and may hamper our ability to meet our financial and operational goals as new management becomes familiar with their roles and the business. Such changes may also result in added costs, uncertainty concerning our future direction, decreased employee morale, and the loss of personnel with deep institutional knowledge and industry relationships. Any of the foregoing could result in significant disruptions to our operations and impact our ability to execute on our strategy and pursue strategic initiatives.
Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Since our executive officers are at-will employees, they could terminate their employment with us at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In July 2023, we initiated the Plan as part of our efforts to reduce costs to better align our operational needs with lower tower activity. The Plan included reducing our total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering, and consolidating office space. As a result of the foregoing actions, we incurred $85 million of restructuring charges in 2023. We expect to incur an additional approximately $14 million of related charges during the first half of 2024, primarily related to the office space consolidation. The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially completed and recorded by June 30, 2024 while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2032, respectively.
In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the execution of these actions. We have made certain assumptions in estimating the anticipated savings we expect to achieve under the Plan, which include the estimated savings from the elimination of certain headcount and the consolidation of office space. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from the Plan is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As such, we may not realize, in full or in part, or sustain, the anticipated benefits from the Plan or do so within the expected time frame, and anticipated benefits may not be adequate to meet our long-term profitability and operational expectations.
Furthermore, the Plan may result in unintended consequences, including:
•employee attrition beyond the intended reduction in force;
•damage to our corporate culture and decreased employee morale and productivity among our remaining employees;
•diversion of management attention;
•adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future);
•loss of institutional knowledge and expertise of departing employees;
•inability to timely and efficiently scale our workforce in response to shifting demand in our business; and
•potential failure or delays to meet operational and growth targets due to the loss of qualified employees.
If we experience any of these adverse consequences, the Plan and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or stock price.
We have been, and may in the future be, subject to activities initiated by activist stockholders. In December 2023, we entered into a Cooperation Agreement ("Cooperation Agreement") with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (collectively, "Elliott"). Pursuant to the Cooperation Agreement, we agreed, among other things, (1) to promptly appoint Jason Genrich and Sunit Patel as members of the board of directors, with an initial term expiring at the Company's 2024 Annual Meeting of Stockholders, (2) to establish a Fiber Review Committee to conduct a strategic and operational review of our Fiber business and (3) to establish a CEO Search Committee to conduct a search for the next CEO of our company. In addition, another activist investor has notified us of its intent to nominate a slate of nominees to stand for election as directors at our 2024 Annual Meeting of Stockholders in opposition to the nominees recommended by our board of directors.
We strive to maintain constructive, ongoing communications with all stockholders, and we welcome constructive input from all stockholders toward the shared goal of enhancing long-term stockholder value. Nonetheless, we may not be successful in engaging constructively with one or more stockholders, and any resulting activist campaign that contests, or seeks to change, our strategic direction or business mix could have an adverse effect on us because: (1) responding to actions by activist stockholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our board of directors or management from the pursuit of business strategies, which could adversely affect our results of operations or financial condition; (2) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability, or lack of continuity, any of which may be exploited by our competitors, cause concern to our current or potential customers, cause concern in the minds of our employees and make it more difficult to attract and retain qualified personnel; and (3) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Our Debt and Equity
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $22.8 billion as of February 20, 2024). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
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
Since March 2022, the Federal Reserve has repeatedly raised the federal funds rate for a cumulative increase of 5.25%, which adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. As of February 20, 2024, approximately 8% of our outstanding indebtedness consisted of variable interest rates. Such variable interest debt had a weighted average rate of 6.3% as of February 20, 2024, compared to 5.4% and 1.1% as of December 31, 2022 and 2021, respectively. Any prolonged period of elevated interest rates or further increases to interest rates on such debt could continue to adversely impact our financial results and our ability to meet our dividend growth targets, strategically deploy our capital or execute our business plan. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of our interest rate risk.
Currently, we have debt instruments in place that limit, in certain circumstances, our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior unsecured credit facility ("2016 Credit Agreement"), which consists of our senior unsecured term loan A facility and senior unsecured revolving credit facility (collectively, "2016 Credit Facility"), contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the associated revenues. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
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
We have a substantial amount of indebtedness, which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all. As of February 20, 2024, approximately 51% of our fixed rate debt, with a weighted average interest rate of 3.6%, is scheduled to mature over the next five years. If interest rates remain elevated or continue to increase, we may have to (1) refinance our maturing fixed rate debt at interest rates that exceed the current interest rates on such debt or (2) use our variable interest rate debt to repay such fixed rate debt, thereby increasing our exposure to interest rate fluctuations.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $7.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 20, 2024, had $7.0 billion of undrawn availability, or (3) our ability to issue the full amount of the $2.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of February 20, 2024, had $578 million outstanding.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance strategic initiatives or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2021 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 20, 2024, we had $750 million of gross sales of common stock remaining under our 2021 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 10 to our consolidated financial statements. As of February 20, 2024, we had approximately 434 million shares of common stock outstanding.
We have reserved an aggregate of approximately 15 million of common stock for issuance in connection with awards granted under our stock compensation plans.
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
Our By-laws permit special meetings of the stockholders to be called only upon the request of our CEO or the board of directors, and deny stockholders the ability to call such meetings. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover, or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
During each of the quarters in the year ended 2023, we paid a common stock dividend of $1.565 per share, totaling approximately $2.7 billion, which represents an increase of 4.7% from the common stock dividends paid in the aggregate in the year ended 2022. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion. Over time, we expect to increase our dividend per share as we grow cash flows. Any future dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
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
Certifications
We submitted the CEO certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on May 25, 2023 with no qualifications. We have included the certifications of our CEO and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this 2023 Form 10-K.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Our company maintains a comprehensive Information Security Program ("IS Program") focused on detection, assessment and mitigation of cybersecurity risks. Our dedicated enterprise security team, led by our Chief Information Security Officer ("CISO"), administers the IS Program and is responsible for identification, investigation and response to cyber threats and vulnerabilities. The enterprise security team also implements, manages, and assesses our company's cyber policies, standards and procedures, which leverage our team's expertise and the National Institute of Standards and Technology Cybersecurity Framework. We have developed an incident response plan to handle suspected loss of, or unauthorized access to, information. We regularly conduct tabletop exercises, red team exercises, simulations, and other exercises to evaluate the effectiveness of our IS Program and to position our company for a coordinated, strategic response in the event of an actual security incident. All employees are required to complete cybersecurity trainings and employees in higher-risk roles are required to complete additional customized training tailored to address their specific risk exposure. Our Security Operations Center ("SOC"), which operates 24 hours a day, 365 days a year, is designed to provide visibility of security events across the company and a mechanism for swiftly addressing cyber threats before they compromise data security. Through a combination of a threat management platform and our team of cybersecurity specialists, our SOC continuously monitors and proactively isolates and analyzes cybersecurity alerts to help us address cybersecurity risks.

The identification, assessment and management of cybersecurity risks are integrated into our existing enterprise risk management ("ERM") framework. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis, which are presented to and reviewed by the Audit Committee.

We engage third-party providers to conduct evaluations of our security controls, including through vulnerability assessments and penetration testing, independent audits or consulting on best practices. These evaluations include testing both the design and operational effectiveness of security controls. Additionally, our internal audit team regularly evaluates the effectiveness of the IS Program, with results reported to the board of directors.

We also have policies and procedures in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements on our suppliers, which include maintaining a security management program, complying with information handling requirements, and notifying us in the event of any known or suspected cyber incident. Where appropriate, we assess third-party cybersecurity controls and include security and privacy addenda to our vendor contracts.

Our CISO reports directly to our Executive Vice President and Chief Information Officer ("CIO"), who reports to our CEO. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication with and reporting from the enterprise security team, many of whom hold cybersecurity certifications, and through the use of technological tools and software and results from third-party assessments. Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has 25 years of cybersecurity experience, including having served as Chief Technology Officer/CISO and co-founder of two cybersecurity companies, during which time he provided cybersecurity consulting services to Fortune 500 companies and taught digital and network forensics course at the National Computer Forensics Institute. Prior to joining our company, our CISO served as the Director of Security Services for a large network infrastructure company and our CIO was responsible for network security policies, technology, and operations, including intrusion detection systems and conduct penetration testing, at another large public company. The CIO (and previously, Vice President, Audit and Security) periodically reports to the Audit Committee regarding cybersecurity risk exposure and risk mitigation strategies. The board of directors also may review and assess cybersecurity risks in connection with its review of our company's mission critical risks.

While we have not, as of the date of this 2023 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See "Risk Factors" for more information on our cybersecurity risks.
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
Additionally, we own or lease approximately 90,000 route miles of fiber primarily supporting our (1) approximately 115,000 small cells on air or under contract and (2) fiber solutions. The majority of our fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
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
As of February 20, 2024, there were approximately 571 holders of record of our common stock.
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
Over time, we expect to increase our dividend per share as we grow cash flows. The declaration amount and payment of any future dividends, however, are subject to the determination and approval of our board of directors based on then-current or anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited under certain circumstances by the terms of our debt instruments.

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2018 and ending December 31, 2023. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
Index Value
2018
2019
2020
2021
2022
2023
Years Ended
Crown Castle Inc.
S&P 500 Market Index
FTSE NAREIT All Equity REITs Index

	Years Ended December 31,
Company/Market/Index	2018	2019	2020	2021	2022	2023
Crown Castle Inc.	$100.00	$135.46	$156.61	$211.54	$142.76	$128.06
S&P 500 Market Index	100.00	131.49	155.68	200.37	164.08	207.21
FTSE NAREIT All Equity REITs Index	100.00	128.66	122.07	172.49	129.45	144.16
The performance graph above and related text are being furnished solely to accompany this 2023 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.     [Reserved]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, operate and lease shared communications infrastructure. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, our REIT status, certain key terms of our tenant contracts and growth trends in the demand for data. Site rental revenues represented 94% of our 2023 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
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
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2023, we paid common stock dividends totaling approximately $2.7 billion.
•Investing capital efficiently to grow long-term dividends per share
◦We had discretionary capital expenditures of $1.3 billion for the year ended December 31, 2023, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms generally between five to 15 years with contractual escalators and multiple renewal periods generally between five to ten years each, exercisable at the option of the tenant.
◦Our fiber solutions tenant contracts' initial terms generally vary between one to 20 years.
◦As of December 31, 2023, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $39 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the year ended December 31, 2023, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 14 to our consolidated financial statements for a further discussion of our largest customers.
•Majority of land under our towers under long-term control

◦For the year ended December 31, 2023, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the year ended December 31, 2023, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of December 31, 2023, our outstanding debt had a weighted average interest rate of 3.9% and weighted average maturity of approximately eight years (assuming anticipated repayment dates on certain debt).
◦As of December 31, 2023, 92% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•During 2023, we refinanced and extended the maturities of certain of our debt (see note 7 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions)
•Significant cash flows from operations
◦Net cash provided by operating activities was $3.1 billion for the year ended December 31, 2023,
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Full year 2023 results included certain impacts from the small cell and fiber solutions lease cancellations ("Sprint Cancellations") related to the previously disclosed T-Mobile and Sprint network consolidation. For 2023, these Sprint Cancellations resulted in $21 million of non-renewals that were offset by cash payments of $170 million to satisfy the remaining rental obligations. Additionally, $59 million in accelerated amortization of prepaid rent from the remaining deferred revenues was recognized for the year ended December 31, 2023.
•Restructuring Plan
◦In July 2023, we initiated a restructuring plan ("Plan") as part of our efforts to reduce costs to better align our operational needs with lower tower activity. The Plan includes reducing the total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on our towers, and consolidating office space. See note 16 to our consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the Plan.
◦The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially completed and recorded by June 30, 2024, while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2032, respectively.
Common Stock Dividend
During each of the quarters in the year ended 2023, we paid a common stock dividend of $1.565 per share, totaling approximately $2.7 billion, which represents an increase of approximately 4.7% from the common stock dividends paid in the aggregate in the year ended 2022. We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion. Over time, we expect to increase our dividend per share as we grow cash flows. Any future common stock dividends are subject to declaration by our board of directors. See notes 10 and 17 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2023, our full year 2024 site rental revenues growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data. We expect site rental revenues to decrease year over year due to the absence in 2024 of payments received in 2023 that T-Mobile paid to satisfy remaining rental obligations for certain canceled Sprint leases, net of estimated non-renewals, as a result of the T-Mobile US, Inc. and Sprint network consolidation and a decline in long-term deferred revenue amortization.

•We expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures for 2024 based on the anticipated returns on such discretionary investments.
◦We expect that our discretionary capital expenditures will increase as we accelerate the pace of small cell deployments.
•We also expect sustaining capital expenditures of approximately 1% of net revenues for full year 2024, consistent with historical annual levels.
•As part of the aforementioned Plan:
◦In 2024, we expect to realize $105 million in labor and facilities cost savings, of which $50 million is expected in selling, general and administrative, $40 million in services and other costs of operations and $15 million in site rental costs of operations. The 2024 costs savings are expect to be partially offset by a $40 million reduction in services and other gross margin due to the discontinuation of installation services. See "Item 1A. Risk Factors" for a discussion of risks related to our restructuring activities.
•In December 2023, we announced a strategic and operating review of our Fiber segment.

Results of Operations
The following discussion of our results of operations for 2023 compared to 2022 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2022 compared to 2021 that is not included in this 2023 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.
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
Highlights of our results of operations for 2023, 2022 and 2021 are depicted below:

	Years Ended December 31,			Percent Change
(In millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Site rental revenues:
Towers site rental revenues	$4,313	$4,322	$3,804	—%	14%
Fiber site rental revenues	2,219	1,967	1,915	13%	3%
Total site rental revenues	6,532	6,289	5,719	4%	10%
Site rental gross margin(a):
Towers site rental gross margin	3,370	3,404	2,915	(1)%	17%
Fiber site rental gross margin	1,533	1,317	1,282	16%	3%
Services and other gross margin(a):
Towers services and other gross margin	127	238	187	(47)%	27%
Fiber services and other gross margin	16	3	3	433%	—%
Segment operating profit (loss)(a):
Towers operating profit (loss)	3,393	3,527	2,995	(4)%	18%
Fiber operating profit (loss)	1,355	1,130	1,111	20%	2%
Income (loss) from continuing operations	1,502	1,675	1,158	(10)%	45%
Net income (loss)	1,502	1,675	1,096	(10)%	53%
Adjusted EBITDA(b)	4,415	4,340	3,816	2%	14%
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

2023 and 2022
Total site rental revenues for 2023 grew by $243 million, or 4%, from 2022. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$6,289
$445
$96
$(179)
$(138)
$15
$4
$6,532
2022 Site Rental Revenues
Plus: Core Leasing Activity (a)(b)
Plus: Cash Escalations
Less: Non-renewals(b)
Plus: Change in Impact from Straight-Line Accounting
Plus: Change in Prepaid Rent Amortization(c)
Plus: Acquisitions(d)
2023 Site Rental Revenues

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Core leasing activity and non-renewals include $170 million and $21 million, respectively, of payments received from and non-renewals associated with Sprint Cancellations, respectively.
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits, inclusive of $59 million of accelerated prepaid rent amortization associated with the Sprint Cancellations.
(d)Represents the contribution from recent acquisitions until the one-year anniversary of such acquisitions.
Towers site rental revenues and Towers site rental gross margin for 2023 were $4.3 billion and $3.4 billion, respectively, compared to $4.3 billion and $3.4 billion, respectively, from 2022. As a significant portion of our Towers site rental revenue growth was generated from long-term contracts, revenue increases under contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment. The $34 million decrease in Towers site rental gross margin was primarily due to higher Towers site rental costs of operations, including ground lease agreements that contain contingent payment provisions such as CPI-based escalations.
Fiber site rental revenues and Fiber site rental gross margin for 2023 were $2.2 billion and $1.5 billion, respectively, and increased by $252 million and $216 million, respectively, from 2022. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by $170 million of payments and $59 million of accelerated prepaid rent amortization, offset by $21 million of non-renewals, each related to the Sprint Cancellations.
Towers services and other gross margin was $127 million for 2023 and decreased by $111 million from $238 million from 2022, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 16 to our consolidated financial statements for a discussion of the Plan, which included discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $16 million for 2023 and increased by $13 million from $3 million from 2022 primarily as a result of site abandonment fees associated with the Sprint Cancellations.

Selling, general and administrative expenses for 2023 were $759 million and increased by $9 million, or 1%, from $750 million from 2022. The increase in selling, general and administrative expenses was primarily related to (1) increased investment in information technology, (2) the strategic review previously announced in December 2023 and (3) certain other expenses, including facilities, returning to their pre-pandemic operations following our return to office in February 2022, partially offset by (4) a decrease in labor cost as a result of our aforementioned restructuring activities.
Towers operating profit (loss) for 2023 decreased by $134 million, or 4%, from 2022. The decrease in Towers operating profit (loss) was primarily related to the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for 2023 increased by $225 million, or 20%, from 2022. The increase in Fiber operating profit (loss) was primarily related to the previously-mentioned increase in Fiber site rental gross margin.
Depreciation, amortization and accretion was approximately $1.8 billion for 2023 and increased by $47 million, or 3%, from 2022. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Restructuring charges in connection with the Plan were $85 million for 2023. The charges primarily consisted of $62 million related to cash payments that have been made in 2023 or are expected to be made in 2024 associated with employee severance and other one-time termination benefits and $16 million of remaining obligations under facility leases payable through 2032. Additionally, we also recorded non-cash charges of $1 million related to share-based compensation and $6 million for accelerated depreciation.
Interest expense and amortization of deferred financing costs, net were $850 million for 2023 and increased by $151 million, or 22%, from $699 million during 2022. The increase predominately resulted from an increase in the interest rates on the 2016 Term Loan A, 2016 Revolver and Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 7 to our consolidated financial statements, "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt and interest rate increases.
As a result of repaying certain of our indebtedness in conjunction with our refinancing activities during 2022, we incurred losses on retirement of long-term obligations of $28 million. We did not incur any losses on retirement of long-term obligations during 2023. See note 7 to our consolidated financial statements.
The provisions for income taxes for 2023 and 2022 were $26 million and $16 million, respectively. For both 2023 and 2022, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 to our consolidated financial statements.
Net income (loss) was $1.5 billion during 2023 compared to $1.7 billion during 2022. The decrease was related to the previously-mentioned decrease in Towers operating profit and previously-mentioned increases in expenses, including interest expense and amortization of deferred financing costs, net, restructuring charges and depreciation, amortization and accretion, while being partially offset by the previously-mentioned increase in Fiber operating profit.
Adjusted EBITDA increased by $75 million, or 2%, from 2022 to 2023. The increase was predominately related to the previously mentioned increase in Fiber operating profit (loss), partially offset by the previously-mentioned decrease in Towers services and other gross margin.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from (1) the largest U.S. wireless carriers and (2) other towers and fiber solutions tenants. As a leading provider of shared communications infrastructure in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our portfolio of communications infrastructure, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for shared communications infrastructure investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2021 ATM Program or any similar successor program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $578 million outstanding as of February 20, 2024, (2) the 3.200% Senior Notes and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status," "Item 7. MD&A—General Overview" and note 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2023. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt as well as note 10 to our consolidated financial statements for additional information regarding our 2021 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$281
Undrawn 2016 Revolver availability(b)	6,291
Total debt and other obligations (current and non-current)	22,921
Total equity	6,381
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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2021 ATM Program or any similar successor program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $835 million (consisting of the 3.200% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 7. MD&A—General Overview—Common Stock Dividend"), (3) capital expenditures and (4) restructuring and related charges associated with the Plan described in note 16 to our consolidated financial statements. We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 7 to our consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2023	2022	2021
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents
Operating activities	$3,126	$2,878	$2,789
Investing activities	(1,519)	(1,352)	(1,332)
Financing activities	(1,654)	(1,665)	(1,310)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents - continuing operations	(47)	(139)	147
Effect of exchange rate changes on cash	1	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents- continuing operations	(46)	(139)	147
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents - discontinued operations(a)	—	—	(62)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(46)	$(139)	$85
(a)See note 9 to our consolidated financial statements for further information.
Operating Activities
The increase in net cash provided by operating activities of $248 million for 2023 from 2022 was due primarily to a net increase from changes in working capital and growth in our core business, including $170 million of payments received from Sprint Cancellations. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for 2023 increased by $167 million from 2022 primarily as a result of increased discretionary capital expenditures in our Fiber segment.
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
A summary of our capital expenditures for the last three years is as follows:

	For the Years Ended
	December 31, 2023				December 31, 2022				December 31, 2021
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$122	$1,131	$24	$1,277	$121	$1,017	$24	$1,162	$138	$905	$33	$1,076
Purchases of land interests	64	—	—	64	53	—	—	53	64	2	—	66
Sustaining	8	44	31	83	11	41	43	95	19	49	19	87
Total	$194	$1,175	$55	$1,424	$185	$1,058	$67	$1,310	$221	$956	$52	$1,229
(a)Towers segment includes $32 million, $48 million and $65 million of capital expenditures incurred during the years ended December 31, 2023, 2022 and 2021, respectively, in connection with tenant installations and upgrades on our towers.
Capital expenditures increased from 2022 to 2023 and were primarily impacted by the previously-mentioned increased discretionary capital expenditures in our Fiber segment. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2024 capital expenditures.
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
In 2023, our financing activities predominately related to the following:
•paying an aggregate of $2.7 billion in dividends on our common stock;
•issuing $1.5 billion aggregate principal amount of senior unsecured notes in December 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses;
•repaying in full the previously outstanding 3.150% Senior Notes on the contractual maturity date in July 2023;
•issuing $1.35 billion aggregate principal amount of senior unsecured notes in April 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under the Revolver and pay related fees and expenses; and
•issuing $1.0 billion aggregate principal amount of senior unsecured notes in January 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under the Revolver and pay related fees and expenses.
In 2022, our financing activities predominately related to the following:
•paying an aggregate of $2.6 billion in dividends on our common stock;
•issuing $750 million aggregate principal amount of senior unsecured notes in March 2022, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses;
•prepaying in full the previously outstanding Tower Revenue Notes, Series 2018-1 in March 2022;
•redeeming in full the previously outstanding 3.849% Secured Notes in March 2022;
•entering into an amendment to the 2016 Credit Facility in July 2022 that provided for, among other things, (1) the extension of the maturity date from June 2026 to July 2027, (2) an increase to the aggregate commitments under the 2016 Revolver from $5.0 billion to $7.0 billion, (3) certain modifications to a specified sustainability metric and (4) the replacement of the LIBOR pricing benchmark with the Term SOFR pricing benchmark; and
•increasing the size of our CP Program in March 2022 to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding.

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
ATM Program. In March 2021, we established the 2021 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2021 ATM Program, or any similar successor program, may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2021 ATM Program, or any similar successor program, for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. See also note 10 to our consolidated financial statements. As of February 20, 2024, we had $750 million of gross sales of common stock availability remaining on our 2021 ATM Program.
Credit Facility. See note 7 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 20, 2024, we did not have an outstanding balance under our 2016 Revolver and maintained $7.0 billion in undrawn availability. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
Commercial Paper Program. See note 7 to our consolidated financial statements for further information regarding our CP Program. As of February 20, 2024, there was $578 million outstanding under our CP Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
Restricted Cash and Cash Equivalents. Pursuant to the indentures governing certain of our operating companies' debt securities, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash and cash equivalents in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also note 2 to our consolidated financial statements.

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2023. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2024	2025	2026	2027	2028	Thereafter	Totals
Debt and other long-term obligations(a)	$835	$599	$2,777	$3,918	$2,628	$12,335	$23,092
Interest payments on debt and other long-term obligations(b)(c)	873	850	815	705	581	5,642	9,466
Lease obligations(d)	570	557	548	542	540	5,472	8,229
Total material cash requirements	$2,278	$2,006	$4,140	$5,165	$3,749	$23,449	$40,787
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
(b)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2023 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $993 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
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

The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2023. As of December 31, 2023, the leases for land interests under our towers had an average remaining life of approximately 35 years, weighted based on towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining the rights to land under our towers.

(a)Inclusive of land owned through fee interests and perpetual easements.
(b)For the three months ended December 31, 2023, without consideration of the term of the tenant contract.
Debt Covenants
Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the 2016 Credit Agreement as of December 31, 2023.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2023
CCI	Total Net Leverage Ratio	≤ 6.50x	5.2x
CCI	Total Senior Secured Leverage Ratio	≤ 3.50x	0.3x
CCI	Consolidated Interest Coverage Ratio(c)	N/A	N/A

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. The critical accounting policies and estimates for 2023 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.
Lease Accounting—Lessee. For our Towers segment, our lessee arrangements primarily consist of ground leases for land under our towers and are for an initial term generally between five to 15 years. We also enter into ground leases, such as term easements, in which we prepay the entire term. For our Fiber segment, our lessee arrangements primarily include leases of fiber assets to facilitate our small cells and fiber solutions. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at our option. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
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
Revenue Recognition. 94% of our total revenue for 2023 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally between five to 15 years for site rental revenues derived from wireless tenants and generally between one to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues"

and "Other long-term liabilities" on the consolidated balance sheet. Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represented 6% of our total revenues for 2023. For the periods presented, services and other revenues consists predominately of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. Our services generally have a duration of one year or less. Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Acquisitions—General. The majority of our towers have been acquired directly or indirectly from the three largest wireless carriers (or their predecessors) through transactions consummated since 1999 while most of our fiber assets were acquired through transactions dating back to 2012, with the largest transactions occurring in 2017. We evaluate each of our acquisitions to determine if it should be accounted for as a business combination or as an acquisition of assets. For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. See "Item 7. MD&A—Accounting and Reporting Matters—Accounting for Acquisitions—Valuation" below.
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
Accounting for Acquisitions—Valuation. As of December 31, 2023, our largest asset was property and equipment (which primarily consists of communications infrastructure) followed by goodwill, operating lease ROU assets and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets.

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
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, leased facility and certain pole attachment agreements, to remove communications infrastructure or remediate the space upon which certain of our communications infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or small cells or remediate the land. We do not record an obligation for asset retirement activities related to our fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our communications infrastructure or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our communications infrastructure or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2023, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Goodwill—Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Our reporting units are the same as our operating segments (Towers and Fiber). See note 14 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2023, which resulted in no impairments.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs. Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2023 relates to TRSs. Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization. See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.

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
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP and Segment Financial Measures
In addition to the non-GAAP measures used herein and as discussed in note 14 to our consolidated financial statements, we also provide (1) segment site rental gross margin, (2) segment services and other gross margin, and (3) segment operating profit (loss), which are key measures used by management to evaluate the performance of our operating segments. These segment measures are provided pursuant to GAAP requirements related to segment reporting.
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

	Years Ended December 31,
(In millions of dollars)	2023	2022	2021
Net income (loss)	$1,502	$1,675	$1,096
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	33	34	21
Acquisition and integration costs	1	2	1
Depreciation, amortization and accretion	1,754	1,707	1,644
Restructuring charges	85	—	—
Amortization of prepaid lease purchase price adjustments	16	16	18
Interest expense and amortization of deferred financing costs, net	850	699	657
(Gains) losses on retirement of long-term obligations	—	28	145
Interest income	(15)	(3)	(1)
Other (income) expense	6	10	21
(Benefit) provision for income taxes	26	16	21
Stock-based compensation expense, net	157	156	131
Net (gain) loss from disposal of discontinued operations, net of tax	—	—	62
Adjusted EBITDA(a)	$4,415	$4,340	$3,816
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. As of December 31, 2023 and December 31, 2022 we had no interest rate swaps.
Interest Rate Risk
Our interest rate risk as of December 31, 2023 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our $22.9 billion in existing debt, compared to $21.7 billion in the prior year;
•our $1.8 billion of floating rate debt, compared to $3.7 billion in the prior year, representing approximately 8% and 17% of total debt respectively; potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve has repeatedly raised the federal funds rate for a cumulative increase of 5.25%, which adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. Any prolonged period of elevated interest rates or further increases to interest rates could increase our costs of borrowing. See also "Item 1a. Risk Factors" for a further discussion of risks stemming from interest rate increases.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2023, we had $1.8 billion of floating rate debt. A hypothetical unfavorable fluctuation in market interest rates on our existing floating rate debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $5 million.
Potential Future Borrowings of Incremental Debt. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.
Potential Refinancing of Existing Debt. Our contractual debt maturities over the next 12 months consist of Commercial Paper Notes that may be outstanding from time to time, the 3.200% Senior Notes and principal payments on certain outstanding debt. See below for a tabular presentation of our scheduled contractual debt maturities as of December 31, 2023.

Future Principal Payments and Interest Rates
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2023. These debt maturities reflect final maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$791	$539	$2,686	$2,282	$2,628	$12,334	$21,260	$19,369
Average interest rate(b)(c)(d)	3.3%	1.6%	3.0%	3.5%	4.5%	3.6%	3.6%
Variable rate debt(e)	$45	$60	$91	$1,636	$—	$—	$1,832	$1,832
Average interest rate(e)	5.9%	4.7%	4.4%	4.5%	—%	—%	4.5%
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
(d)    If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2023 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $993 million. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Crown Castle Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Towers Segment - Site Rental Revenues

As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized $4,313 million in site rental revenues from the Towers segment for the year ended December 31, 2023. The Company generates site rental revenues from its core business by providing tenants with access to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract.

The principal considerations for our determination that performing procedures relating to revenue recognition for the site rental revenues from the Towers segment is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition for the site rental revenues from the Towers segment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for the site rental revenues from the Towers segment. These procedures also included, among others (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining tenant contracts on a test basis and (ii) testing the appropriateness of the amount of revenue recognized based on contractual terms for the selected tenant contracts.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 23, 2024

We have served as the Company’s auditor since 2011.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$105	$156
Restricted cash and cash equivalents	171	166
Receivables, net of allowance of $19 and $19, respectively	481	593
Prepaid expenses	103	102
Current portion of deferred site rental receivables	116	127
Other current assets	56	73
Total current assets	1,032	1,217
Deferred site rental receivables	2,239	1,954
Property and equipment, net	15,666	15,407
Operating lease right-of-use assets	6,187	6,526
Goodwill	10,085	10,085
Site rental contracts and tenant relationships, net	3,122	3,535
Other intangible assets, net	57	61
Other assets, net	139	136
Total assets	$38,527	$38,921
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252	$236
Accrued interest	219	183
Deferred revenues	605	736
Other accrued liabilities	342	407
Current maturities of debt and other obligations	835	819
Current portion of operating lease liabilities	332	350
Total current liabilities	2,585	2,731
Debt and other long-term obligations	22,086	20,910
Operating lease liabilities	5,561	5,881
Other long-term liabilities	1,914	1,950
Total liabilities	32,146	31,472
Commitments and contingencies (see note 12)
CCI stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: December 31, 2023—434 and December 31, 2022—433	4	4
Additional paid-in capital	18,270	18,116
Accumulated other comprehensive income (loss)	(4)	(5)
Dividends/distributions in excess of earnings	(11,889)	(10,666)
Total equity	6,381	7,449
Total liabilities and equity	$38,527	$38,921

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net revenues:
Site rental	$6,532	$6,289	$5,719
Services and other	449	697	621
Net revenues	6,981	6,986	6,340
Operating expenses:
Costs of operations:(a)
Site rental	1,664	1,602	1,554
Services and other	316	466	439
Selling, general and administrative	759	750	680
Asset write-down charges	33	34	21
Acquisition and integration costs	1	2	1
Depreciation, amortization and accretion	1,754	1,707	1,644
Restructuring charges	85	—	—
Total operating expenses	4,612	4,561	4,339
Operating income (loss)	2,369	2,425	2,001
Interest expense and amortization of deferred financing costs, net	(850)	(699)	(657)
Gains (losses) on retirement of long-term obligations	—	(28)	(145)
Interest income	15	3	1
Other income (expense)	(6)	(10)	(21)
Income (loss) from continuing operations before income taxes	1,528	1,691	1,179
Benefit (provision) for income taxes	(26)	(16)	(21)
Income (loss) from continuing operations	1,502	1,675	1,158
Discontinued operations (see note 9):
Net gain (loss) from disposal of discontinued operations, net of tax	—	—	(62)
Income (loss) from discontinued operations, net of tax	—	—	(62)
Net income (loss)	$1,502	$1,675	$1,096
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(1)	—
Total other comprehensive income (loss)	1	(1)	—
Comprehensive income (loss)	$1,503	$1,674	$1,096
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$3.46	$3.87	$2.68
Income (loss) from discontinued operations, basic	—	—	(0.14)
Net income (loss)—basic	$3.46	$3.87	$2.54
Income (loss) from continuing operations, diluted	$3.46	$3.86	$2.67
Income (loss) from discontinued operations, diluted	—	—	(0.14)
Net income (loss)—diluted	$3.46	$3.86	$2.53
Weighted-average common shares outstanding:
Basic	434	433	432
Diluted	434	434	434
(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Income (loss) from continuing operations	$1,502	$1,675	$1,158
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,754	1,707	1,644
(Gains) losses on retirement of long-term obligations	—	28	145
Amortization of deferred financing costs and other non-cash interest	29	17	13
Stock-based compensation expense, net	157	156	129
Asset write-down charges	33	34	21
Deferred income tax (benefit) provision	8	3	4
Other non-cash adjustments, net	14	5	21
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	36	—	(17)
Increase (decrease) in accounts payable	(14)	(5)	15
Increase (decrease) in other liabilities	(265)	(281)	(118)
Decrease (increase) in receivables	115	(49)	(113)
Decrease (increase) in other assets	(243)	(412)	(113)
Net cash provided by (used for) operating activities	3,126	2,878	2,789
Cash flows from investing activities:
Capital expenditures	(1,424)	(1,310)	(1,229)
Payments for acquisitions, net of cash acquired	(96)	(35)	(111)
Other investing activities, net	1	(7)	8
Net cash provided by (used for) investing activities	(1,519)	(1,352)	(1,332)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,843	748	3,985
Principal payments on debt and other long-term obligations	(79)	(74)	(1,076)
Purchases and redemptions of long-term debt	(750)	(1,274)	(2,089)
Borrowings under revolving credit facility	3,613	3,495	1,245
Payments under revolving credit facility	(4,248)	(2,855)	(870)
Net issuances (repayments) under commercial paper program	(1,241)	976	(20)
Payments for financing costs	(39)	(14)	(42)
Purchases of common stock	(30)	(65)	(70)
Dividends/distributions paid on common stock	(2,723)	(2,602)	(2,373)
Net cash provided by (used for) financing activities	(1,654)	(1,665)	(1,310)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents - continuing operations	(47)	(139)	147
Discontinued operations (see note 9):
Net cash provided by (used for) operating activities	—	—	(62)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents - discontinued operations	—	—	(62)
Effect of exchange rate changes on cash	1	—	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	327	466	381
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$281	$327	$466

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Dividends/Distributions in Excess of Earnings	Total
	Shares	($0.01 Par)
Balance, December 31, 2020	431	$4	$17,933	$(4)	$(8,472)	$9,461
Stock-based compensation related activity, net of forfeitures	1	—	148	—	—	148
Purchases and retirement of common stock	—	—	(70)	—	—	(70)
Common stock dividends/distributions	—	—	—	—	(2,377)	(2,377)
Net income (loss)	—	—	—	—	1,096	1,096
Balance, December 31, 2021	432	4	18,011	(4)	(9,753)	8,258
Stock-based compensation related activity, net of forfeitures	1	—	170	—	—	170
Purchases and retirement of common stock	—	—	(65)	—	—	(65)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,588)	(2,588)
Net income (loss)	—	—	—	—	1,675	1,675
Balance, December 31, 2022	433	4	18,116	(5)	(10,666)	7,449
Stock-based compensation related activity, net of forfeitures	1	—	184	—	—	184
Purchases and retirement of common stock	—	—	(30)	—	—	(30)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(2,725)	(2,725)
Net income (loss)	—	—	—	—	1,502	1,502
Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
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
As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment. For the periods presented, such services predominately consisted of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering.
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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represents (1) the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments, (2) cash securing performance obligations such as letters of credit and (3) any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs or (6) a portion of advance rents from tenants. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. See note 15 for a reconciliation of cash and cash equivalents and restricted cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Receivables Allowance
An allowance for credit losses is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for credit losses are charged either to "Site rental costs of operations" or to "Services and other costs of operations," as appropriate, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
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
Lessee. For its Tower segment, the Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term between five to 15 years and are renewable (and cancellable after a notice period) at the Company's option. The Company also enters into term ground leases, such as term easements, in which it prepays the entire term. For its Fiber segment, the Company's lessee arrangements primarily include leases of fiber assets to support the Company's small cells and fiber solutions.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned through fee interests and perpetual easements, which have no definite life. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation for the majority of communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (where applicable and including optional renewal periods). Additions and permanent improvements to the Company's communications infrastructure are capitalized, while maintenance and repairs are expensed.
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $299 million, $265 million and $238 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $40 million, $39 million and $19 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Asset Retirement Obligations
Pursuant to its ground lease, leased facility and certain pole attachment agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space on which certain of its communications infrastructure is located. The Company does not record an obligation for asset retirement activities related to its fiber, as a settlement date is indeterminable and therefore a reasonable estimation of fair value cannot be made. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2023, which resulted in no impairments.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing, with the exception of costs incurred related to revolving lines of credit, are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "Debt and other long-term obligations" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs, net" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the related debt liability. Third party costs incurred to obtain financing through a revolving line of credit are deferred and are included in "Other assets, net" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs, net" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the 2016 Credit Agreement (as defined in note 7).
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
Site Rental Revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges between five to 15 years for wireless tenants and between one to 20 years for fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
Sprint Cancellation Payments. For the year ended December 31, 2023, site rental revenues include $170 million of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $59 million of accelerated prepaid rent amortization in the Company's Fiber segment for the year ended December 31, 2023.
Services and Other Revenues. As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services primarily relating to its Towers segment, predominately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
consisting of (1) site development services and (2) installation services. See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of these performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The services revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective tenant contract based on estimated standalone selling price. The volume and mix of site development services may vary among tenant contracts and may include a combination of some or all of the above performance obligations. Amounts are billed per contractual milestones, with payments generally due within 45 to 90 days, and generally do not contain variable-consideration provisions.
The transaction price for the Company's tower installation services consists of amounts for (1) permanent improvements to the Company's towers that represent a lease component and (2) the performance of the service. Amounts under the Company's tower installation service agreements that represent a lease component are recognized as site rental revenues on a straight-line basis over the length of the associated estimated lease term. For the performance of the installation service, the Company has one performance obligation, which is satisfied at the time of the applicable installation or augmentation and recognized as services and other revenues on the Company's consolidated statement of operations and comprehensive income (loss). Since performance obligations are typically satisfied prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s consolidated balance sheet. Generally, the services the Company provides to its tenants have a duration of one year or less.
Additional Information on Revenues. As of January 1, 2023 and December 31, 2023, $2.3 billion and $2.1 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2023, approximately $631 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues. As of January 1, 2022, $2.6 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2022, approximately $668 million of the January 1, 2022 unrecognized revenues balance was recognized as revenues.
See note 3 for further discussion regarding the Company’s revenues.
Costs of Operations
Nearly half of the Company's site rental costs of operations expenses consist of Towers ground lease expenses, and the remainder includes fiber access expenses, repairs and maintenance expenses, employee compensation or related benefit costs, property taxes, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of between five to 15 years and are renewable for pre-determined periods. The Company also enters into ground leases, such as term easements, in which it prepays the entire term in advance. Fiber access expenses primarily consist of leases of fiber assets and other access agreements to facilitate the Company's communications infrastructure.
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
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs, associated with the Company's site development and installation services. See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. The Company's costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
incurred prior to the satisfaction of associated performance obligations of $44 million and $43 million as of December 31, 2023 and 2022, respectively, are included in "Other current assets" on the Company's consolidated balance sheet.
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
Stock-based Compensation Expense, Net
Restricted Stock Units. The Company records stock-based compensation expense for unvested restricted stock units ("RSUs") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of RSUs for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation expense is as follows:
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

	Years Ended December 31,
	2023	2022	2021
Interest expense on debt obligations	$836	$685	$644
Amortization of deferred financing costs and adjustments on long-term debt	29	26	25
Capitalized interest	(15)	(12)	(12)
Total	$850	$699	$657
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2023 and 2022, the Company has not recorded any material penalties related to its income tax positions. See note 9.
Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2023, 2022 and 2021, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of RSUs as determined under the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2023	2022	2021
Income (loss) from continuing operations attributable to CCI common stockholders for basic and diluted computations	$1,502	$1,675	$1,158

Income (loss) from discontinued operations, net of tax	—	—	(62)
Net income (loss) attributable to CCI common stockholders	$1,502	$1,675	$1,096

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	434	433	432
Effect of assumed dilution from potential issuance of common shares relating to RSUs	—	1	2
Diluted weighted-average number of common shares outstanding	434	434	434

Net income (loss) attributable to CCI common stockholders, per common share:
Income (loss) from continuing operations, basic	$3.46	$3.87	$2.68
Income (loss) from discontinued operations, basic	—	—	(0.14)
Net income (loss) attributable to CCI common stockholders—basic	$3.46	$3.87	$2.54

Income (loss) from continuing operations, diluted	$3.46	$3.86	$2.67
Income (loss) from discontinued operations, diluted	—	—	(0.14)
Net income (loss)—diluted	$3.46	$3.86	$2.53

Dividends/distributions declared per share of common stock	$6.26	$5.98	$5.46
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
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2022 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2023 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued new guidance that is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The new guidance also expands interim segment disclosure requirements and requires disclosure of the position and title of the Company's chief operating decision-maker. The guidance will be effective for the Company's fiscal year ending December 31, 2024 and for interim periods starting in the first quarter of fiscal year 2025 with early adoption permitted. The guidance is required to be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the effect of the guidance, including the impact on its consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
In December 2023, the FASB issued new guidance that enhances the transparency and decision usefulness of income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid disclosures. The guidance will be effective for the Company's fiscal year ending December 31, 2025, and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the impact on its consolidated financial statements and related disclosures.
3.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2023. As of December 31, 2023, the weighted-average remaining term of tenant contracts was approximately six years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Contracted amounts(a)	$5,020	$4,668	$4,523	$4,440	$4,225	$15,778	$38,654
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
4.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2023	2022
Land(a)	—	$2,442	$2,339
Buildings	40 years	209	221
Communications infrastructure assets	1-20 years	25,479	24,353
Information technology assets and other	2-7 years	681	652
Construction in process	—	1,134	913
Total gross property and equipment		29,945	28,478
Less: accumulated depreciation		(14,279)	(13,071)
Total property and equipment, net		$15,666	$15,407
(a)Includes land owned through fee interests and perpetual easements.
Depreciation expense for the year ended December 31, 2023 was $1.3 billion, and for each of the years ended December 31, 2022 and December 31, 2021, depreciation expense was $1.2 billion.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

31% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and the Company has the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin, and the Company has the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of the Company's towers under master leases, subleases, or other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $400 million as of December 31, 2023, which payments, if such option is exercised, would be due prior to 2032 (less than $15 million would be due before 2029).
See note 13 for further discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.
5.Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill was $10.1 billion for each of the years ended December 31, 2023 and 2022. For the year ended December 31, 2022, additions due to acquisitions were $7 million. There were no additions during the year ended December 31, 2023.
Intangible Assets
The following is a summary of the Company's intangible assets.

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,880	$(4,758)	$3,122	$7,850	$(4,315)	$3,535
Other intangible assets	113	(56)	57	143	(82)	61
Total	$7,993	$(4,814)	$3,179	$7,993	$(4,397)	$3,596
Amortization expense related to intangible assets is classified as "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss) and was $447 million, $446 million, and $444 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2024 to 2028 is as follows:

	Years Ending December 31,
	2024	2025	2026	2027	2028
Estimated annual amortization	$398	$376	$372	$288	$284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
6.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	As of December 31,
	2023	2022
Deferred rental revenues	$1,310	$1,337
Deferred credits, net	216	261
Asset retirement obligation	355	327
Deferred income tax liabilities	26	18
Other long-term liabilities	7	7
Total	$1,914	$1,950
Pursuant to its ground lease, leased facility, and certain pole attachment agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space on which its communications infrastructure is located. The changes in the carrying amount of the Company's asset retirement obligations were as follows:

	Years Ending December 31,
	2023	2022
Balance, January 1	$327	$269
Additions	6	4
Accretion expense	24	20
Revision in estimates	—	37	(a)
Settlements	(2)	(3)
Balance, December 31	$355	$327
(a)Primarily relates to (1) increases in estimated undiscounted cash flows and (2) adjustments to estimated settlement dates for the year ended December 31, 2022, for certain asset retirement obligations and is offset against the associated asset retirement costs recorded within "Property and equipment, net" on the Company's consolidated balance sheet.
As of December 31, 2023, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $45 million, $49 million and $54 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2024 to 2028 are as follows:

	Years Ending December 31,
	2024	2025	2026	2027	2028
Below-market tenant leases	$41	$33	$25	$20	$18
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $140 million and $210 million as of December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
7.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of December 31, 2023.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,			Stated Interest Rate as of December 31,
					2023		2022	2023	(a)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		40		47	9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	698		698	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	746		745	4.2%
Finance leases and other obligations	Various	(c)	Various	(c)	270		246	Various	(c)
Total secured debt					1,754		1,736
2016 Revolver	Jan. 2016		July 2027		670	(d)	1,305	6.5%	(e)
2016 Term Loan A	Jan. 2016		July 2027		1,162		1,192	6.5%	(e)
Commercial Paper Notes	N/A	(f)	N/A	(f)	—		1,241	N/A
3.150% Senior Notes	Jan. 2018		July 2023		—	(g)	749	N/A
3.200% Senior Notes	Aug. 2017		Sept. 2024		749		748	3.2%
1.350% Senior Notes	June 2020		July 2025		498		497	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		898		896	4.5%
3.700% Senior Notes	May 2016		June 2026		748		747	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		994		992	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		497	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		744		742	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		997		996	3.7%
5.000% Senior Notes	Jan. 2023	(h)	Jan. 2028	(h)	991		—	5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		995		993	3.8%
4.800% Senior Notes	Apr. 2023	(h)	Sept. 2028	(h)	594		—	4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		595		594	4.3%
5.600% Senior Notes	Dec. 2023	(h)	June 2029	(h)	740		—	5.6%
3.100% Senior Notes	Aug. 2019		Nov. 2029		546		545	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		741		739	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,091		1,090	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		990		989	2.1%
2.500% Senior Notes	June 2021		July 2031		743		742	2.5%
5.100% Senior Notes	Apr. 2023	(h)	May 2033	(h)	743		—	5.1%
5.800% Senior Notes	Dec. 2023	(h)	Mar. 2034	(h)	740		—	5.8%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,234		1,233	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					21,167		19,993
Total debt and other obligations					22,921		21,729
Less: current maturities of debt and other obligations					835		819
Non-current portion of debt and other long-term obligations					$22,086		$20,910
(a)Represents the weighted-average stated interest rate, as applicable.
(b)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2023, the Tower Revenue Notes, Series 2015-2 and 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(d)As of December 31, 2023, the undrawn availability under the senior unsecured revolving credit facility ("2016 Revolver") was $6.3 billion.
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
(g)In July 2023, the Company repaid in full the 3.150% Senior Notes on the contractual maturity date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
(h)See "Bonds—Senior Notes" below for further discussion of senior unsecured notes issued during 2023.
The credit agreement governing the Company's 2016 Credit Facility ("2016 Credit Agreement") contains financial maintenance covenants. The Company is currently in compliance with these financial maintenance covenants. In addition, certain of the Company's debt agreements also contain restrictive covenants that place restrictions on CCI or its subsidiaries and may limit the Company's ability to, among other things, incur additional debt and liens, purchase the Company's securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
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
In June 2021, the Company entered into an amendment to the 2016 Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility to June 2026, (2) reductions to the interest rate spread ("Spread") and unused commitment fee ("Commitment Fee") percentage upon meeting specified annual sustainability targets ("Targets") and increases to the Spread and Commitment Fee percentage upon the failure to meet specified annual sustainability thresholds ("Thresholds") and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. The Spread and Commitment Fee are subject to an upward adjustment of up to 0.05% and 0.01%, respectively, if the Company fails to achieve the Thresholds. The Spread and Commitment Fee are subject to a downward adjustment of up to 0.05% and 0.01%, respectively, if the Company achieves the Targets. In January 2022, January 2023 and January 2024, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of the respective prior fiscal year ends, and, as such, the Spread and Commitment Fee percentage reductions were applied in January 2022 and maintained for both 2023 and 2024.
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
In March 2022, the Company increased the size of the CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. As of December 31, 2023, the Company had no net issuances under the CP Program.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2023, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $731 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
Bonds—Senior Notes
In December 2023, the Company issued $750 million aggregate principal amount of 5.600% senior unsecured notes due June 2029 and $750 million aggregate principal amount of 5.800% senior unsecured notes due March 2034 (collectively, "December 2023 Senior Notes"). The Company used the net proceeds from the December 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under its commercial paper program and pay related fees and expenses.
In April 2023, the Company issued $600 million aggregate principal amount of 4.800% senior unsecured notes due September 2028 and $750 million aggregate principal amount of 5.100% senior unsecured notes due May 2033 (collectively, "April 2023 Senior Notes"). The Company used the net proceeds from the April 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
In January 2023, the Company issued $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due January 2028 ("January 2023 Senior Notes"). The Company used the net proceeds from the January 2023 Senior Notes offering to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
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
In January 2018, the Company issued $750 million aggregate principal amount of 3.150% senior unsecured notes due July 2023 and $1.0 billion aggregate principal amount of 3.800% senior unsecured notes due February 2028 (collectively, "January 2018 Senior Notes"). The Company used the net proceeds of the January 2018 Senior Notes offering to repay (1) in full the previously outstanding January 2010 Tower Revenue Notes and (2) a portion of the outstanding borrowings under the 2016 Revolver. In July 2023, the Company repaid the January 2018 Senior Notes on the contractual maturity date.
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
Each of the 3.700% Senior Notes, 4.450% Senior Notes, August 2017 Senior Notes, 4.750% Senior Notes, 4.000% Senior Notes, January 2018 Senior Notes, August 2019 Senior Notes, February 2019 Senior Notes, June 2020 Senior Notes, April 2020 Senior Notes, June 2021 Senior Notes, February 2021 Senior Notes, March 2022 Senior Notes, January 2023 Senior Notes, April 2023 Senior Notes, and December 2023 Senior Notes (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
The Company may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any, to the date of redemption.
Previously Outstanding Indebtedness
Bonds—Senior Notes. In July 2023, the Company repaid in full the previously outstanding 3.150% senior notes due 2023.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2023, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,					Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2024	2025	2026	2027	2028
Scheduled principal payments and final maturities	$835	$599	$2,777	$3,918	$2,628	$12,335	$23,092	$(171)	$22,921

Purchases and Redemptions of Long-Term Debt
The following is a summary of the purchases, payments and redemptions of long-term debt during the years ended December 31, 2023, 2022 and 2021.

	Principal Amount	Cash Paid(a)	Gains (losses)(b)
	Year Ended December 31, 2023
3.150% Secured Notes	750	750	—
Total	$750	$750	$—
	Year Ended December 31, 2022
Tower Revenue Notes, Series 2018-1	$250	$252	$(3)
3.849% Secured Notes	1,000	1,022	(23)
2016 Revolver	—	—	(2)
Total	$1,250	$1,274	$(28)
	Year Ended December 31, 2021
5.250% Senior Notes	$1,650	$1,789	$(143)
2016 Term Loan A	—	—	(1)
Tower Revenue Notes, Series 2015-1	300	300	(1)
Total	$1,950	$2,089	$(145)
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

	Level in Fair Value Hierarchy	December 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$105	$105	$156	$156
Restricted cash and cash equivalents, current and non-current	1	176	176	171	171
Liabilities:
Total debt and other obligations	2	22,921	21,201	21,729	19,554
9.Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2023	2022	2021
Domestic	$1,499	$1,661	$1,144
Foreign(a)	29	30	35
Total	$1,528	$1,691	$1,179
(a)Inclusive of income (loss) from continuing operations before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(7)	$(6)	$(5)
Foreign	(9)	(9)	(8)
State	(2)	2	(4)
Total current	(18)	(13)	(17)
Deferred:
Foreign	(8)	(3)	(4)
Total deferred	(8)	(3)	(4)
Total tax benefit (provision)	$(26)	$(16)	$(21)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2023	2022	2021
Benefit (provision) for income taxes at statutory rate	$(321)	$(355)	$(248)
Tax adjustment related to REIT operations	313	349	243
Valuation allowances	—	(1)	—
State tax (provision) benefit, net of federal	(2)	2	(4)
Foreign tax	(16)	(11)	(12)
Total	$(26)	$(16)	$(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred income tax liabilities:
Property and equipment	$10	$8
Deferred site rental receivables	9	9
Site rental contracts and tenant relationships, net	29	29
Total deferred income tax liabilities	48	46
Deferred income tax assets:
Other intangible assets, net	29	30
Net operating loss carryforwards(a)	5	12
Straight-line rent expense liability	5	4
Accrued liabilities	5	6
Other	5	4
Valuation allowances	(2)	(2)
Total deferred income tax assets, net	47	54
Net deferred income tax assets (liabilities)	$(1)	$8
(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2023			December 31, 2022
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$26	$(1)	$25	$26	$(1)	$25
State	1	—	1	1	—	1
Foreign	(26)	(1)	(27)	(17)	(1)	(18)
Total	$1	$(2)	$(1)	$10	$(2)	$8

During 2023, the Company maintained previously recorded valuation allowances totaling $2 million related to certain deferred tax assets as management believes that it is not "more likely than not" that the Company will realize the assets.
At December 31, 2023, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.5 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. The Company also has foreign NOLs of $13 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the state NOLs started expiring in 2022 and end in 2036, and the foreign NOLs started expiring in 2023 and end in 2036. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired.
As of December 31, 2023, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination.
On April 26, 2021, the Company entered into an agreement in principle with the Australian Taxation Office ("ATO") to pay A$83 million to settle the previously disclosed outstanding audit of the Australian tax consequences of the Company's 2015 sale of Crown Castle Australia Holdings Pty Ltd ("CCAL"), formerly a 77.6% owned Australian subsidiary of the Company ("ATO Settlement"). The sale of CCAL generated approximately $1.2 billion in net proceeds to the Company, and resulted in a gain from the disposal of discontinued operations of $979 million for the year ended December 31, 2015.

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
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2023. Additionally, the Company does not believe any such additional assessments arising from examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2023, the Company's deferred tax assets are included in "Other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.
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
Declaration and Payment of Dividends
During the year ended December 31, 2023, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 7, 2023	March 15, 2023	March 31, 2023	$1.565	$681
Common Stock	May 1, 2023	June 15, 2023	June 30, 2023	$1.565	$681
Common Stock	July 21, 2023	September 15, 2023	September 29, 2023	$1.565	$681
Common Stock	October 17, 2023	December 15, 2023	December 29, 2023	$1.565	$681
(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 17 for a discussion of the Company's common stock dividend declared in February 2024.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2023 on the Company's common stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 31, 2023	$1.565000	$1.032151	$0.015327	$1.016824	$0.532849
Common Stock	June 30, 2023	$1.565000	$1.032151	$0.015327	$1.016824	$0.532849
Common Stock	September 29, 2023	$1.565000	$1.032151	$0.015327	$1.016824	$0.532849
Common Stock	December 29, 2023	$1.565000	$1.032151	$0.015327	$1.016824	$0.532849
(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2023, 2022 and 2021, the Company purchased 0.2 million, 0.4 million and 0.4 million shares of its common stock, respectively, utilizing $30 million, $65 million and $70 million in cash, respectively. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
11.Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has granted stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. Following the stockholder approval of the 2022 Long-Term Incentive Plan ("2022 LTIP"), no further awards can be made under the 2013 Long-Term Incentive Plan ("2013 LTIP"). As of December 31, 2023, the Company had approximately 1 million shares available for issuance under existing awards pursuant to the 2013 LTIP and approximately 1 million and 13 million shares available for issuance under existing and future awards, respectively, pursuant to the 2022 LTIP.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of the Company's common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual awards that contain only service-based conditions, (2) annual performance awards that vest subject to the achievement of certain stock performance-based metrics (as further described below), (3) new hire, promotional or relocation awards that generally contain only service-based vesting conditions and (4) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.
The following is a summary of the RSU activity during the year ended December 31, 2023.

RSUs
(In millions)
Outstanding at the beginning of year	2
Granted	2
Vested	(1)
Forfeited	—
Outstanding at end of year	3
The Company granted approximately two million RSUs to its executives and certain other employees for the year ended December 31, 2023 and approximately one million RSUs for each of the years ended December 31, 2022 and 2021. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2023, 2022 and 2021 was $126.56, $146.52 and $155.01 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2023 was approximately 2.2 years.
Of the approximately two million RSUs granted during the year ended December 31, 2023, (1) approximately 1.1 million and 0.1 million RSUs were subject to time-based vesting conditions, vesting over a three-year period and a one-year period, respectively, and (2) approximately 0.3 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon (a) the Company's total stockholder returns (defined as share price appreciation plus the value of dividends paid during the performance period) and (b) the Company's total stockholder return compared to that of the companies in the Standard & Poor's 500 Index. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Risk-free rate	4.5%	1.7%	0.2%
Expected volatility	27%	31%	30%
Expected dividend rate	4.6%	3.0%	3.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The Company recognized aggregate stock-based compensation expense related to RSUs of $139 million, $134 million and $110 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2023 is $74 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested during the years ended December 31, 2023, 2022 and 2021.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2023	1	$92
2022	1	187
2021	1	199
Stock-based Compensation Expense, Net
The following table discloses the components of stock-based compensation expense, net.

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense, net:
Site rental costs of operations	$19	$18	$14
Services and other costs of operations	10	10	8
Selling, general and administrative expenses	128	128	109
Total stock-based compensation expense, net	$157	$156	$131
12.Commitments and Contingencies
Other Matters
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
See note 13 for a discussion of operating lease commitments. In addition, as mentioned in note 4, the Company has the option to purchase approximately 53% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
13.Leases
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2023 and other information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease expense(a)	$708	$660	$646
Variable lease expense(b)	205	175	164
Total lease expense(c)	$913	$835	$810
(a)Represents the Company's operating lease expense related to its ROU assets for the years ended December 31, 2023, 2022 and 2021.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the years ended December 31, 2023, 2022 and 2021. Such contingencies are recognized as expense in the period they are resolved.
(c)Excludes those direct operating expenses accounted for pursuant to accounting guidance outside the scope of ASC 842.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint), and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 4 for further discussion of the Company's prepaid master lease agreements. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.3 billion and $2.9 billion, respectively, as of December 31, 2023. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $4.3 billion and $2.7 billion, respectively, as of December 31, 2022. For each of the years ended December 31, 2023 and 2022, the Company recorded $182 million to "Depreciation, amortization and accretion" related to finance leases, and for 2021 recorded $200 million.
Other Lessee Information
As of December 31, 2023, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 15 years and 4.2%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2023:

	Years Ending December 31,					Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
	2024	2025	2026	2027	2028
Operating leases(a)	$570	$557	$548	$542	$540	$5,472	$8,229	$(2,336)	$5,893
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
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 16 to our consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 115,000 small cells on air or under contract and (2) 90,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
The measurement of profit or loss used by the Company's chief operating decision maker ("CODM") to evaluate the performance of its operating segments is segment operating profit (loss). Additionally, the Company CODM also reviews segment site rental gross margin and segment services and other gross margin. The Company defines segment operating profit (loss) as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less segment selling, general and administrative expenses. The Company defines segment site rental gross margin as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations. All of these measurements are exclusive of depreciation, amortization and accretion, which are shown separately.
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

	Year Ended December 31, 2023
	Towers	Fiber	Other	Total
Segment site rental revenues	$4,313	$2,219		$6,532
Segment services and other revenues	421	28		449
Segment revenues	4,734	2,247		6,981
Segment site rental costs of operations	943	686		1,629
Segment services and other costs of operations	294	12		306
Segment costs of operations(a)(b)	1,237	698		1,935
Segment site rental gross margin	3,370	1,533		4,903
Segment services and other gross margin	127	16		143
Segment selling, general and administrative expenses(b)	104	194		298
Segment operating profit (loss)	3,393	1,355		4,748
Other selling, general and administrative expenses(b)			$333	333
Stock-based compensation expense, net			157	157
Depreciation, amortization and accretion			1,754	1,754
Restructuring charges			85	85
Interest expense and amortization of deferred financing costs, net			850	850
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(c)			41	41
Income (loss) from continuing operations before income taxes				$1,528
Capital expenditures	$194	$1,175	$55	$1,424
Total assets (at year end)	$21,550	$16,308	$669	$38,527
Total goodwill (at year end)	$5,127	$4,958	$—	$10,085
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2023 excludes (1) stock-based compensation expense, net of $29 million and (2) prepaid lease purchase price adjustments of $16 million. For the year ended December 31, 2023, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $128 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2022
	Towers	Fiber	Other	Total
Segment site rental revenues	$4,322	$1,967		$6,289
Segment services and other revenues	685	12		697
Segment revenues	5,007	1,979		6,986
Segment site rental costs of operations	918	650		1,568
Segment services and other costs of operations	447	9		456
Segment costs of operations(a)(b)	1,365	659		2,024
Segment site rental gross margin	3,404	1,317		4,721
Segment services and other gross margin	238	3		241
Segment selling, general and administrative expenses(b)	115	190		305
Segment operating profit (loss)	3,527	1,130		4,657
Other selling, general and administrative expenses(b)			$317	317
Stock-based compensation expense, net			156	156
Depreciation, amortization and accretion			1,707	1,707
Interest expense and amortization of deferred financing costs, net			699	699
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(c)			87	87
Income (loss) from continuing operations before income taxes				$1,691
Capital expenditures	$185	$1,058	$67	$1,310
Total assets (at year end)	$22,210	$16,010	$701	$38,921
Total goodwill (at year end)	$5,127	$4,958	$—	$10,085
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2022 excludes (1) stock-based compensation expense, net of $28 million and (2) prepaid lease purchase price adjustments of $16 million. For the year ended December 31, 2022, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $128 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

	Year Ended December 31, 2021
	Towers	Fiber	Other	Total
Segment site rental revenues	$3,804	$1,915		$5,719
Segment services and other revenues	601	20		621
Segment revenues	4,405	1,935		6,340
Segment site rental costs of operations	889	633		1,522
Segment services and other costs of operations	414	17		431
Segment costs of operations(a)(b)	1,303	650		1,953
Segment site rental gross margin	2,915	1,282		4,197
Segment services and other gross margin	187	3		190
Segment selling, general and administrative expenses(b)	107	174		281
Segment operating profit (loss)	2,995	1,111		4,106
Other selling, general and administrative expenses(b)			$290	290
Stock-based compensation expense, net			131	131
Depreciation, amortization and accretion			1,644	1,644
Interest expense and amortization of deferred financing costs, net			657	657
Other (income) expenses to reconcile to income (loss) from continuing operations before income taxes(c)			205	205
Income (loss) from continuing operations before income taxes				$1,179
Capital expenditures	$221	$956	$52	$1,229
Total assets (at year end)	$22,318	$15,876	$846	$39,040
Total goodwill (at year end)	$5,127	$4,951	$—	$10,078
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2021 excludes (1) stock-based compensation expense, net of $22 million and (2) prepaid lease purchase price adjustments of $18 million. For the year ended December 31, 2021, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $109 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2023	2022	2021
T-Mobile	38%	38%	35%
AT&T	19%	18%	20%
Verizon Wireless	19%	18%	20%
Total	76%	74%	75%
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company's restricted cash and cash equivalents are predominately held and directed by a trustee (see note 2).
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
15.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$571	$560	$550
Interest paid	800	684	661
Income taxes paid	18	10	20
Supplemental disclosure of non-cash investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	12	191	573
Increase (decrease) in accounts payable for purchases of property and equipment	36	(5)	3
Capitalized stock-based compensation	29	21	21
Purchase of property and equipment under finance leases and installment land purchases	62	28	25
(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$105	$156	$292
Restricted cash and cash equivalents, current	171	166	169
Restricted cash and cash equivalents reported within other assets, net	5	5	5
Cash and cash equivalents and restricted cash and cash equivalents	$281	$327	$466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
16.Restructuring
In July 2023, the Company initiated a restructuring plan ("Plan") as part of its efforts to reduce costs to better align the Company's operational needs with lower tower activity. The Plan includes reducing the Company's total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on Company towers, and consolidating office space.
In 2023, the Company recorded approximately $85 million in charges in connection with the Plan, $62 million of which represent cash payments that have been or will be made in connection with employee severance and other one-time termination benefits. An additional $1 million of non-cash charges relate to share-based compensation. In connection with the office space consolidation, the Company recorded a $16 million charge related to remaining obligations under facility leases and $6 million of non-cash charges representing accelerated depreciation.
The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially completed and recorded by June 30, 2024, while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2032, respectively. We expect to incur an additional approximately $14 million of related charges during the first half of 2024, primarily related to the office space consolidation.
The following table summarizes the activities related to the restructuring for year ended December 31, 2023:

	Employee Headcount Reduction	Office Space Consolidation	Total
Charges	$63	$22	$85
Payments	(46)	(4)	(50)
Non-cash items	(1)	(6)	(7)
Liability as of December 31, 2023	$16	$12	$28
As of December 31, 2023, the liability for restructuring charges is included in "Other accrued liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the consolidated statements of operations and comprehensive income.
The Company does not allocate restructuring charges between its operating segments. If such charges were allocated to operating segments, for the year ended 2023, $44 million and $18 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $23 million allocated to Other.
17.Subsequent Events
Common Stock Dividend
On February 21, 2024, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on March 28, 2024, to common stockholders of record as of March 15, 2024.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of the 2023 Form 10-K, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of the 2023 Form 10-K.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A

PART III
Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2023:

Plan Category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	15 (b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	15
(a)See note 11 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.
(b)Represents the 2013 Long-Term Incentive Plan ("2013 LTIP") and the 2022 Long-Term Incentive Plan ("2022 LTIP"). Of the shares remaining available for future issuance, 1 million shares may be issued pursuant to outstanding RSUs granted under each of the 2013 LTIP and 2022 LTIP. Following the adoption of the 2022 LTIP, no further awards may be granted under the 2013 LTIP.
Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 50.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021, which is located on page 98.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2023 and 2022, which is located on page 99.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2023 Form 10-K.
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
		8-K	001-16441	July 19, 2017	2.1
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated December 19, 2023	8-K	001-16441	December 20, 2023	3.1
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2
4.2	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.3	Indenture Supplement, dated December 1, 2023, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC and The Bank of New York Mellon (as successor to The Bank of New York, as successor to JPMorgan Chase Bank, N.A.), as trustee.	8-K	001-16441	December 1, 2023	4.1
4.4	Indenture Supplement, dated as of September 26, 2006, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2005-1	8-K	001-16441	September 29, 2006	10.1
4.5	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	December 5, 2006	4.1
4.6	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.1
4.7	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.8	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.3
4.9	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.10	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.11	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.12	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1
4.13	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.14	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.15	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.16	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.17	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.18	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.19	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.20	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.21	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.22	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.23	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.24	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.25	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.26	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.27	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.28	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1
4.29	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	001-16441	April 3, 2020	4.1
4.30	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	001-16441	June 15, 2020	4.1
4.31	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.32	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.500% Senior Notes due 2031	8-K	001-16441	June 29, 2021	4.1
4.33	Seventh Supplemental Indenture dated March 4, 2022, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.900% Senior Notes due 2027	8-K	001-16441	March 4, 2022	4.1
4.34	Eighth Supplemental Indenture dated January 11, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.00% Senior Notes due 2028	8-K	001-16441	January 11, 2023	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.35	Ninth Supplemental Indenture dated April 26, 2023, between the Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.800% Senior Notes due 2028 and 5.100% Senior Notes due 2033	8-K	001-16441	April 26, 2023	4.1
4.36	Tenth Supplemental Indenture dated December 6, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.600% Senior Notes due 2029 and 5.800% Senior Notes due 2034	8-K	001-16441	December 6, 2023	4.1
4.37*	Description of the Company's Common Stock	—	—	—	—
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†*	Letter Agreement between Crown Castle Inc. and Jay A. Brown, dated January 16, 2024	—	—	—	—
10.3†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.4†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.5†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.6†	Form of Severance Agreement between Crown Castle International Corp. and each of Daniel K. Schlanger, Michael J. Kavanagh, Christopher D. Levendos, Catherine Piche and Edward B. Adams, Jr.	10-K	001-16441	February 22, 2016	10.47
10.7†	Separation and Release Agreement between Crown Castle Inc. and Catherine Piche, dated October 6, 2023	10-Q	001-16441	November 1, 2023	10.1
10.8†*	Letter Agreement between Crown Castle Inc. and Daniel K. Schlanger, dated January 23, 2024	—	—	—	—
10.9†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.10†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.11†	Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	8-K	001-16441	May 20, 2022	10.3
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.13†	Crown Castle International Corp. 2022 Long-Term Incentive Plan	DEF 14A	001-16441	April 4, 2022	App. A
10.14†	First Amendment to Crown Castle International Corp. 2022 Long-Term Incentive Plan	10-K	001-16441	February 24, 2023	10.11
10.15†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective May 19, 2022)	8-K	001-16441	May 20, 2022	10.2
10.16†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective August 1, 2022)	10-K	001-16441	February 24, 2023	10.13
10.17†*	Amended and Restated Crown Castle Inc. Extended Service Separation Program	—	—	—	—
10.18†	Crown Castle Inc. 2023 EMT Annual Incentive Plan	8-K	001-16441	October 19, 2022	10.1
10.19†	Crown Castle Inc. 2024 EMT Annual Incentive Plan	8-K	001-16441	November 9, 2023	10.1
10.20	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.21	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.22	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.23	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.24	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.25	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.26	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.27	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.28	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.29
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
		8-K	001-16441	December 5, 2006	10.2
10.30	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.32	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.33	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.37	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.38	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.39	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.40	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.41	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.42	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.43	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.44	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.45	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.46	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.47	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.48	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.49	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.50	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.51	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	February 13, 2017	10.1
10.52	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.53	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.54	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1
10.55	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.56	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
10.57	Amendment No. 7 dated as of July 8, 2022, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	July 8, 2022	10.1
10.58	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
10.59	Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated December 19, 2023	8-K	001-16441	December 20, 2023	10.1
21*	Schedule of Subsidiaries of Crown Castle Inc.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
97†*	Crown Castle Inc. Incentive Compensation Recovery Policy	—	—	—	—
101*	The following financial statements from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL	—	—	—	—
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.
Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses:
2023	$19	$11	$(11)	$19
2022	$17	$8	$(6)	$19
2021	$17	$5	$(5)	$17

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Balance at End of Year
Deferred Tax Valuation Allowance:
2023	$2	$—	$—	$2
2022	$—	$2	$—	$2
2021	$—	$—	$—	$—

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2023 AND 2022
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$1,760	(b)	(c)	(c)	$29,383	$(13,817)	Various	Various	Up to 20 years
(a)Includes (1) more than 40,000 towers, (2) approximately 115,000 small cells on air or under contract and (3) approximately 90,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
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
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2023	2022
Gross amount at beginning	$27,936	$26,679
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions(a)	50	32
Communications infrastructure construction and improvements	1,254	1,138
Purchase of land interests	64	53
Sustaining capital expenditures	52	52
Other(b)	105	127
Total additions	1,525	1,402
Deductions during period:
Cost of real estate sold or disposed	(78)	(145)
Other	—	—
Total deductions	(78)	(145)
Balance at end	$29,383	$27,936
(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to (1) the purchase of property and equipment under finance leases and installment land purchases, (2) asset retirement obligations and (3) capitalized stock-based compensation.

	2023	2022
Gross amount of accumulated depreciation at beginning	$(12,649)	$(11,582)
Additions during period:
Depreciation	(1,222)	(1,181)
Total additions	(1,222)	(1,181)
Deductions during period:
Amount for assets sold or disposed	38	105
Other	16	9
Total deductions	54	114
Balance at end	$(13,817)	$(12,649)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2023 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2024.

CROWN CASTLE INC.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony J. Melone and Edward B. Adams, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2023 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2023 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2023 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 23rd day of February, 2024.

Name	Title

/s/ ANTHONY J. MELONE	Interim President and Chief Executive Officer, and Director
Anthony J. Melone	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ P. ROBERT BARTOLO	Chair of the Board of Directors
P. Robert Bartolo

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ JASON GENRICH	Director
Jason Genrich

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ KEVIN T. KABAT	Director
Kevin T. Kabat

/s/ SUNIT PATEL	Director
Sunit Patel

/s/ BRADLEY E. SINGER	Director
Bradley E. Singer

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III