Form 10-Q
period 2024-03-31
CROWN CASTLE INC.
filed 2024-05-01
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 29, 2024: 434,523,224

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2024 outlook and our plans, projections, expectations and estimates regarding (1) the value of our business model and the demand for our communications infrastructure, (2) the growth potential of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) site rental revenues, including the growth thereof, (12) sources and uses of liquidity, (13) impact from the Sprint Cancellations (as defined below), (14) drivers of cash flow growth, (15) our competitive advantage, (16) our dividends, including timing, amount, payment or tax characterization, (17) the timing of small cell deployments, (18) discretionary and sustaining capital expenditures and expansion of our business, (19) impact of elevated interest rates, (20) the growth in our business and its driving factors, (21) non-renewals, (22) restructuring activities and the cost reductions, charges, scope, actions and savings associated therewith, including timing, amounts and impact and (23) Fiber segment strategic and operating review. All future dividends are subject to declaration by our board of directors.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle Inc. ("CCI") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2023 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$125	$105
Restricted cash and cash equivalents	168	171
Receivables, net	380	481
Prepaid expenses	130	103
Current portion of deferred site rental receivables	123	116
Other current assets	51	56
Total current assets	977	1,032
Deferred site rental receivables	2,292	2,239
Property and equipment, net of accumulated depreciation of $14,600 and $14,279, respectively	15,677	15,666
Operating lease right-of-use assets	5,990	6,187
Goodwill	10,085	10,085
Other intangible assets, net	3,073	3,179
Other assets, net	137	139
Total assets	$38,231	$38,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$216	$252
Accrued interest	160	219
Deferred revenues	514	605
Other accrued liabilities	279	342
Current maturities of debt and other obligations	854	835
Current portion of operating lease liabilities	313	332
Total current liabilities	2,336	2,585
Debt and other long-term obligations	22,560	22,086
Operating lease liabilities	5,397	5,561
Other long-term liabilities	1,890	1,914
Total liabilities	32,183	32,146
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: March 31, 2024—435 and December 31, 2023—434	4	4
Additional paid-in capital	18,310	18,270
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(12,261)	(11,889)
Total equity	6,048	6,381
Total liabilities and equity	$38,231	$38,527

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues:
Site rental	$1,588	$1,624
Services and other	53	149
Net revenues	1,641	1,773
Operating expenses:
Costs of operations:(a)
Site rental	430	415
Services and other	34	104
Selling, general and administrative	183	195
Asset write-down charges	6	—
Depreciation, amortization and accretion	439	431
Restructuring charges	11	—
Total operating expenses	1,103	1,145
Operating income (loss)	538	628
Interest expense and amortization of deferred financing costs, net	(226)	(202)
Interest income	4	2
Other income (expense)	2	(3)
Income (loss) before income taxes	318	425
Benefit (provision) for income taxes	(7)	(7)
Net income (loss)	311	418
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(1)
Total other comprehensive income (loss)	(1)	(1)
Comprehensive income (loss)	$310	$417
Net income (loss), per common share:
Basic	$0.72	$0.97
Diluted	$0.71	$0.97
Weighted-average common shares outstanding:
Basic	434	433
Diluted	435	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$311	$418
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	439	431
Amortization of deferred financing costs and other non-cash interest	8	7
Stock-based compensation expense, net	38	41
Asset write-down charges	6	—
Deferred income tax (benefit) provision	4	1
Other non-cash adjustments, net	4	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(59)	(51)
Increase (decrease) in accounts payable	(19)	(5)
Increase (decrease) in other liabilities	(160)	(127)
Decrease (increase) in receivables	101	28
Decrease (increase) in other assets	(74)	(139)
Net cash provided by (used for) operating activities	599	606
Cash flows from investing activities:
Capital expenditures	(320)	(341)
Payments for acquisitions, net of cash acquired	(1)	(67)
Other investing activities, net	1	1
Net cash provided by (used for) investing activities	(320)	(407)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	999
Principal payments on debt and other long-term obligations	(14)	(19)
Borrowings under revolving credit facility	—	1,434
Payments under revolving credit facility	(670)	(1,305)
Net issuances (repayments) under commercial paper program	1,138	(524)
Payments for financing costs	—	(10)
Purchases of common stock	(27)	(28)
Dividends/distributions paid on common stock	(688)	(686)
Net cash provided by (used for) financing activities	(261)	(139)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	18	60
Effect of exchange rate changes	(1)	1
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	281	327
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$298	$388

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
Stock-based compensation related activity, net of forfeitures	1	—	67	—	—	67
Purchases and retirement of common stock	—	—	(27)	—	—	(27)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(683)	(683)
Net income (loss)	—	—	—	—	311	311
Balance, March 31, 2024	435	$4	$18,310	$(5)	$(12,261)	$6,048

Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	66	—	—	66
Purchases and retirement of common stock	—	—	(28)	—	—	(28)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	418	418
Balance, March 31, 2023	434	$4	$18,154	$(6)	$(10,929)	$7,223

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2023, and related notes thereto, included in the 2023 Form 10-K filed by Crown Castle Inc. ("CCI") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2023 Form 10-K. References to the "Company" refer to CCI and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 10.
As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment. For the periods presented, such services predominately consisted of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation or subsequent augmentations (collectively, "installation services"). See note 12 for a discussion of the Company's July 2023 restructuring ("Plan"), which included discontinuing installation services as a Towers product offering.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of March 31, 2024, the condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, and the condensed consolidated cash flows for the three months ended March 31, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2024 had a material impact on the Company's condensed consolidated financial statements.
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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges between five to 15 years for wireless tenants and one to 20 years for fiber solutions tenants (including from organizations with high-bandwidth and multi-location demands), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's condensed consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
Payments Associated with Sprint Cancellations.
For the three months ended March 31, 2024 and 2023, site rental revenues include $3 million and $48 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation.
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
Additional Information on Revenues
As of January 1, 2024 and March 31, 2024, $2.1 billion and $2.0 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2024, approximately $139 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues. As of January 1, 2023, $2.3 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2023, approximately $166 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2024.

	Nine Months Ending December 31,	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Contracted amounts(a)	$3,826	$4,804	$4,653	$4,545	$4,330	$15,966	$38,124

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2024.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2024		Balance as of December 31, 2023	Stated Interest Rate as of March 31, 2024(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$38		$40	9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	699		698	3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	746		746	4.2%
Finance leases and other obligations	Various	(d)	Various	(d)	287		270	Various	(d)
Total secured debt					1,770		1,754
2016 Revolver	Jan. 2016		July 2027		—	(e)	670	N/A	(f)
2016 Term Loan A	Jan. 2016		July 2027		1,162		1,162	6.4%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	1,138	(g)	—	5.9%
3.200% Senior Notes	Aug. 2017		Sept. 2024		750		749	3.2%
1.350% Senior Notes	June 2020		July 2025		498		498	1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		898		898	4.5%
3.700% Senior Notes	May 2016		June 2026		748		748	3.7%
1.050% Senior Notes	Feb. 2021		July 2026		995		994	1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		498	4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		744		744	2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		997		997	3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		992		991	5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		995		995	3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		594		594	4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		595		595	4.3%
5.600% Senior Notes	Dec. 2023		June 2029		741		740	5.6%
3.100% Senior Notes	Aug. 2019		Nov. 2029		546		546	3.1%
3.300% Senior Notes	Apr. 2020		July 2030		741		741	3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,092		1,091	2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		991		990	2.1%
2.500% Senior Notes	June 2021		July 2031		743		743	2.5%
5.100% Senior Notes	Apr. 2023		May 2033		743		743	5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		742		740	5.8%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,235		1,234	2.9%
4.750% Senior Notes	May 2017		May 2047		344		344	4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396	5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346	4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490	4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890	3.3%
Total unsecured debt					21,644		21,167
Total debt and other obligations					23,414		22,921
Less: current maturities of debt and other obligations					854		835
Non-current portion of debt and other long-term obligations					$22,560		$22,086

(a)See the 2023 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2024, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's finance leases and other obligations relate to land, fiber, vehicles, and other assets and bear interest rates up to 10% and mature in periods ranging from less than one year to approximately 25 years.
(e)As of March 31, 2024, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $7.0 billion.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
(f)Both the 2016 Revolver and the senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2023 Form 10-K, including note 7 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
(g)The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue, but there were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2024, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2024		2025	2026	2027	2028	Thereafter
Scheduled principal payments and final maturities	$1,969	(a)	$603	$2,780	$3,251	$2,630	$12,343	$23,576	$(162)	$23,414

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (g) of the preceding table.

Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense on debt obligations	$223	$198
Amortization of deferred financing costs and adjustments on long-term debt	8	7
Capitalized interest	(5)	(3)
Total	$226	$202
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$125	$125	$105	$105
Restricted cash and cash equivalents, current and non-current	1	173	173	176	176
Liabilities:
Total debt and other obligations	2	23,414	21,580	22,921	21,201
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2023, there have been no changes in the Company's valuation techniques used to measure fair values.

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
For the three months ended March 31, 2024 and 2023, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2024 and 2023, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$311	$418

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	434	433
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	435	434

Net income (loss), per common share:
Basic	$0.72	$0.97
Diluted	$0.71	$0.97

Dividends/distributions declared per share of common stock	$1.565	$1.565
During the three months ended March 31, 2024, the Company granted one million RSUs to the Company's executives and certain other employees.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
9.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2024, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 21, 2024	March 15, 2024	March 28, 2024	$1.565	$683

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2024, the Company purchased 0.3 million shares of its common stock utilizing $27 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
2021 "At-the-Market" Stock Offering Program
The Company previously maintained an "at-the-market" stock offering program through which it had the right to issue and sell shares of its common stock having an aggregate gross sales price of up to  $750 million ("2021 ATM Program"). The Company terminated its previously outstanding 2021 ATM Program in March 2024 with the entire gross sales price of $750 million remaining unsold.
2024 "At-the-Market" Stock Offering Program
In March 2024, the Company established a new "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2024 ATM Program"). Sales under the 2024 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to the Company's specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2024 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2024 ATM Program.
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 12 for a discussion of the Company's restructuring Plan, which included discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 115,000 small cells on air or under contract and (2) 90,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
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
The following tables set forth the Company's segment operating results for the three months ended March 31, 2024 and 2023. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents and restricted cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Segment site rental revenues	$1,068	$520		$1,588	$1,081	$543		$1,624
Segment services and other revenues	46	7		53	146	3		149
Segment revenues	1,114	527		1,641	1,227	546		1,773
Segment site rental costs of operations	239	182		421	234	172		406
Segment services and other costs of operations	28	4		32	99	2		101
Segment costs of operations(a)(b)	267	186		453	333	174		507
Segment site rental gross margin	829	338		1,167	847	371		1,218
Segment services and other gross margin	18	3		21	47	1		48
Segment selling, general and administrative expenses(b)	21	47		68	31	49		80
Segment operating profit (loss)	826	294		1,120	863	323		1,186
Other selling, general and administrative expenses(b)			$84	84			$82	82
Stock-based compensation expense, net			38	38			41	41
Depreciation, amortization and accretion			439	439			431	431
Restructuring charges			11	11			—	—
Interest expense and amortization of deferred financing costs, net			226	226			202	202
Other (income) expenses to reconcile to income (loss) before income taxes(c)			4	4			5	5
Income (loss) before income taxes				$318				$425
Capital expenditures	$35	$273	$12	$320	$50	$279	$12	$341
Total assets (at period end)	$21,270	$16,281	$680	$38,231	$22,185	$16,091	$778	$39,054

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $7 million and $8 million for the three months ended March 31, 2024 and 2023, respectively and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended March 31, 2024 and 2023. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $31 million and $33 million for the three months ended March 31, 2024 and 2023, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$142	$142
Interest paid	282	249
Income taxes paid (refunded)	—	(2)
Supplemental disclosure of non-cash operating, investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	(97)	30
Increase (decrease) in accounts payable for purchases of property and equipment	(15)	2
Capitalized stock-based compensation	7	6
Purchase of property and equipment under finance leases and installment land purchases	25	21

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within various lines on the condensed consolidated balance sheet to amounts reported in the condensed consolidated statement of cash flows is shown below.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$125	$105
Restricted cash and cash equivalents, current	168	171
Restricted cash and cash equivalents reported within other assets, net	5	5
Cash and cash equivalents and restricted cash and cash equivalents	$298	$281
12.Restructuring
In July 2023, the Company initiated a restructuring Plan as part of its efforts to reduce costs to better align the Company's operational needs with lower tower activity. The Plan included reducing the Company's total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on Company towers, and consolidating office space.
In the first quarter 2024, the Company recorded approximately $11 million of office space consolidation charges in connection with the Plan, inclusive of a $7 million charge related to remaining obligations under facility leases and $4 million of non-cash charges representing accelerated depreciation.
The actions announced in July 2023 associated with the Plan and related charges are expected to be substantially completed and recorded by June 30, 2024, while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2032, respectively. The Company expects to incur an additional approximately $2 million of related charges during 2024, primarily related to the office space consolidation.The following table summarizes the activities related to the restructuring for the three months ended March 31, 2024:

	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of December 31, 2023	$16	$12	$28
Charges	—	11	11
Payments	(8)	(4)	(12)
Non-cash items	—	(4)	(4)
Liability as of March 31, 2024	$8	$15	$23
As of March 31, 2024, the liability for restructuring charges is included in "Other accrued liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statements of operations and comprehensive income.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The Company does not allocate restructuring charges between its operating segments. If such charges were allocated to operating segments, for the three months ended March 31, 2024, $2 million and $3 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $6 million allocated to Other.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2023 Form 10-K.
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
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 97% of our first quarter 2024 consolidated net revenues, of which 67% and 33% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 67% and 33% of our first quarter 2024 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our communications infrastructure based on the location of our assets and the rapid and continuing growth in the demand for data. We believe that such demand for our communications infrastructure will continue, will result in growth of our cash flows due to tenant additions on our existing communications infrastructure, and will create other growth opportunities for us, such as demand for newly constructed or acquired communications infrastructure, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development services within our Towers segment. See note 12 to our consolidated financial statements for a discussion of the restructuring Plan (as defined below), which included discontinuing installation services as a Towers product offering.
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
•Potential growth resulting from the increasing demand for data
◦We expect existing and potential new tenant demand for our communications infrastructure will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, including the use of both towers and small cells, (6) the adoption of other bandwidth-intensive applications (such as cloud services, artificial intelligence and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $298 million for the three months ended March 31, 2024, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms generally between five to 15 years, with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.
◦Our fiber solutions tenant contracts' initial terms generally vary between one to 20 years.

◦As of March 31, 2024, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $38.1 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the three months ended March 31, 2024, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the three months ended March 31, 2024, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the three months ended March 31, 2024, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2024, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately seven years (assuming anticipated repayment dates on certain debt).
◦As of March 31, 2024, 90% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2024, we have completed the following financing activity (see note 9 to our condensed consolidated financial statements)
◦In March 2024, we terminated the previously outstanding 2021 ATM Program and established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million.
•Significant cash flows from operations
◦Net cash provided by operating activities was $599 million for the three months ended March 31, 2024.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During the first quarter of 2024, we paid a common stock dividend of $1.565 per share, totaling approximately $688 million.
◦We currently expect our common stock dividends over the next 12 months to be a cumulative amount of at least $6.26 per share, or an aggregate amount of approximately $2.7 billion.
◦Over time, we expect to increase our dividend per share as we grow cash flows. Any future common stock dividends are subject to declaration by our board of directors. See note 9 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
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
•In December 2023, we announced a strategic and operating review of our Fiber segment which is currently ongoing.

Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•We expect that, when compared to full year 2023, our full year 2024 site rental revenues growth will be positively impacted by tenant additions, as large wireless carriers and fiber solutions tenants continue to focus on meeting the increasing demand for data. We expect a year over year reduction in site rental revenues related to (1) the payments received from T-Mobile in 2023 compared to 2024 which were made in satisfaction of remaining rental obligations for certain canceled Sprint leases ("Sprint Cancellations"), as a result of the T-Mobile US, Inc. and Sprint network consolidation and (2) a decline in long-term deferred revenue amortization.
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
•As part of the aforementioned Plan:
◦In 2024, we expect to realize $105 million in labor and facilities cost savings relative to 2023, of which $50 million is expected in selling, general and administrative, $40 million in services and other costs of operations and $15 million in site rental costs of operation. The 2024 costs savings are expect to be partially offset by a $40 million reduction in services and other gross margin due to the discontinuation of installation services.
See also "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our interest rate risks.
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2023 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2023 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment site rental gross margin, (2) segment services and other gross margin, (3) segment operating profit (loss), including their respective definitions, and (4) Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Our operating segments consist of (1) Towers and (2) Fiber. See note 10 to our condensed consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for the three months ended March 31, 2024 and 2023 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,068	$1,081	$(13)	(1)%
Fiber site rental revenues	$520	$543	$(23)	(4)%
Total site rental revenues	$1,588	$1,624	$(36)	(2)%
Segment site rental gross margin:(a)
Towers site rental gross margin	$829	$847	$(18)	(2)%
Fiber site rental gross margin	$338	$371	$(33)	(9)%
Segment services and other gross margin:(a)
Towers services and other gross margin	$18	$47	$(29)	(62)%
Fiber services and other gross margin	$3	$1	+$2	+200%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$826	$863	$(37)	(4)%
Fiber operating profit (loss)	$294	$323	$(29)	(9)%
Net income (loss)	$311	$418	$(107)	(26)%
Adjusted EBITDA(b)	$1,036	$1,104	$(68)	(6)%

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
Site rental revenues decreased $36 million, or 2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from straight-line accounting and amortization of prepaid rent, in accordance with GAAP, and change in payments associated with Sprint Cancellations .
(b)Includes $7 million of non-renewals associated with Sprint Cancellations.
(c)Represents $48 million of payments associated with Sprint Cancellations received in the first quarter 2023 and not recurring in 2024, which were partially offset by approximately $3 million of payments associated with Sprint Cancellations received in the first quarter 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Towers site rental revenues and Towers site rental gross margin for the first quarter of 2024 were $1.1 billion and $829 million, respectively, compared to $1.1 billion and $847 million, respectively, in the same period in the prior year. The decrease of $13 million and $18 million in Towers site rental revenue and Towers site rental gross margin, respectively, was primarily due to a decrease in prepaid rent amortization and revenue increases under contractual cash escalators being substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber site rental gross margin for the first quarter of 2024 were $520 million and $338 million, respectively, and decreased by $23 million and $33 million, respectively, from the same period in the prior year. The decrease in Fiber site rental revenues and Fiber site rental gross margin was predominately impacted by the $44 million reduction in site rental revenues related to the Sprint Cancellation payments, which was partially offset by the increased demand for small cells and fiber.
Towers services and other gross margin was $18 million for the first quarter of 2024 and decreased by $29 million from $47 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements, the volume and mix of services and other work and the discontinuation of installation services as a Towers product offering. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the Plan, which included discontinuing installation services as a Towers product offering.

Selling, general and administrative expenses for the first quarter of 2024 were $183 million and decreased by $12 million, or 6%, from $195 million during the same period in the prior year. This decrease was primarily related to a decrease in employee-related cost as a result of our aforementioned restructuring activities.
Towers operating profit (loss) for the first quarter of 2024 decreased by $37 million, or 4%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the first quarter of 2024 decreased by $29 million, or 9%, from the same period in the prior year as a result of the previously-mentioned reduction in site rental revenues related to the Sprint Cancellation payments.
Depreciation, amortization and accretion was $439 million for first quarter of 2024 and increased by $8 million, or 2%, from the same period in the prior year. This increase predominately resulted from a corresponding increase in our gross property and equipment due to capital expenditures.
Restructuring charges in connection with the Plan were $11 million for the first quarter of 2024. The charges primarily consisted of $7 million of remaining obligations under facility leases. Additionally, non-cash charges of $4 million for accelerated depreciation were also recorded.
Interest expense and amortization of deferred financing costs, net were $226 million for the first quarter of 2024 and increased by $24 million, or 12%, from $202 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A and outstanding Commercial Paper Notes, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $7 million in both the first quarter of 2024 and 2023. For the first quarter 2024 and 2023, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2023 Form 10-K.
Net income (loss) was $311 million for the first quarter of 2024 compared to $418 million during the first quarter of 2023. The decrease was primarily related to the previously-mentioned decrease in Towers operating profit, reduction in site rental revenues related to the Sprint Cancellation payments, previously-mentioned increases in interest expense, and amortization of deferred financing costs, net and restructuring charges.
Adjusted EBITDA decreased by $68 million, or 6%, from the first quarter of 2023 to the first quarter of 2024, reflecting the previously-mentioned decrease in Towers operating profit and the reduction in site rental revenues related to the Sprint Cancellation payments.
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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $920 million outstanding as of April 29, 2024 (2) the 3.200% Senior Notes and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2023 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2024. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$298
Undrawn 2016 Revolver availability(b)	6,960
Debt and other long-term obligations (current and non-current)	23,414
Total equity	6,048

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility. See the 2023 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $2.0 billion (consisting of Commercial Paper Notes, the 3.200% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results") and (3) capital expenditures. We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2024	2023	Change
Operating activities	$599	$606	$(7)
Investing activities	(320)	(407)	87
Financing activities	(261)	(139)	(122)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$18	$60	$(42)

Operating Activities
Net cash provided by operating activities of $599 million for the first three months of 2024 decreased by $7 million, or 1%, compared to the first three months of 2023, due primarily to the aforementioned decrease in Towers operating profit and the reduction in site rental revenues related to the Sprint Cancellation payments which were mostly offset by a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $320 million for the first three months of 2024 decreased by $87 million, or 21%, from the first three months of 2023 primarily as a result of a decrease in payments for acquisitions in our Towers segment and a decrease in discretionary capital expenditures in both our Towers and Fiber segments.
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
A summary of our capital expenditures for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended
	March 31, 2024				March 31, 2023
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$20	$259	$6	$285	$33	$272	$6	$311
Purchases of land interests	13	—	—	13	15	—	—	15
Sustaining	2	14	6	22	2	7	6	15
Total	$35	$273	$12	$320	$50	$279	$12	$341

(a)Towers segment includes $4 million and $10 million of capital expenditures incurred during the three months ended March 31, 2024 and 2023, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first three months of 2024 compared to the same period in 2023. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2024 capital expenditures.

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
Net cash used for financing activities of $261 million for the first three months of 2024 increased by $122 million from the first three months of 2023 as a result of the net impact from our issuances and repayments of debt (including with respect to our 2016 Credit Facility and CP Program). See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of April 29, 2024, there was no outstanding balance and $7.0 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of April 29, 2024, there was $920 million outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 7. MD&A—General Overview", "MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" and note 7 of our consolidated financial statements in the 2023 Form 10-K for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock Activity. See note 9 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
ATM Program. We previously maintained a 2021 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. In March 2024, we terminated the formerly outstanding 2021 ATM Program.
In March 2024, we established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2024 ATM Program may be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2024 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2024 ATM Program.
Debt Covenants. Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2023 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. Our critical accounting policies and estimates as of December 31, 2023 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2023 Form 10-K.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended March 31,
	2024	2023
Net income (loss)	$311	$418
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6	—
Depreciation, amortization and accretion	439	431
Restructuring charges	11	—
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	226	202
Interest income	(4)	(2)
Other (income) expense	(2)	3
(Benefit) provision for income taxes	7	7
Stock-based compensation expense, net	38	41
Adjusted EBITDA(a)	$1,036	$1,104

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2023 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements.
Interest Rate Risk
Our interest rate risk as of March 31, 2024 relates primarily to the impact of interest rate movements on the following:
•our $2.3 billion of floating rate debt as of March 31, 2024, which represented approximately 10% of our total debt as of March 31, 2024; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve has repeatedly raised the federal funds rate for a cumulative increase of 5.25%, which adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. Any prolonged period of elevated interest rates or further increases to interest rates could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2023 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2024, we had $2.3 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $6 million.
Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2024. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2023 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2024		2025	2026	2027	2028	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$785		$543	$2,689	$2,285	$2,630	$12,343	$21,275	$19,280
Average interest rate(b)(c)(d)	3.3%		1.6%	3.0%	3.5%	4.5%	4.3%	4.0%
Variable rate(e)	$1,184	(f)	$60	$90	$966	$—	$—	$2,300	$2,300
Average interest rate(e)	5.9%		5.4%	4.9%	4.8%	—%	—%	5.5%

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
(e)See note 7 to our consolidated financial statements in the 2023 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability metrics. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2023 Form 10-K.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
1.1	Form of Sales Agreement, dated March 20, 2024, between the Company and each of BofA Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BTIG, LLC, Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, TD Securities (USA) LLC and Truist Securities, Inc.	8-K	001-16441	March 20, 2024	1.1
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated December 19, 2023	8-K	001-16441	December 20, 2023	3.1
10.1	Letter Agreement between Crown Castle Inc. and Jay A. Brown, dated January 16, 2024	10-K	001-16441	February 23, 2024	10.2
10.2	Letter Agreement between Crown Castle Inc. and Daniel K. Schlanger, dated January 23, 2024	10-K	001-16441	February 23, 2024	10.8
10.3	Amendment to Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated March 3, 2024	8-K	001-16441	March 4, 2024	10.1
10.4*	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective January 1, 2024)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	May 1, 2024	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)