Form 10-Q
period 2024-06-30
CROWN CASTLE INC.
filed 2024-07-30
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 29, 2024: 434,567,298

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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$155	$105
Restricted cash and cash equivalents	171	171
Receivables, net	420	481
Prepaid expenses	155	103
Current portion of deferred site rental receivables	129	116
Other current assets	51	56
Total current assets	1,081	1,032
Deferred site rental receivables	2,341	2,239
Property and equipment, net of accumulated depreciation of $14,919 and $14,279, respectively	15,698	15,666
Operating lease right-of-use assets	5,930	6,187
Goodwill	10,085	10,085
Other intangible assets, net	2,974	3,179
Other assets, net	137	139
Total assets	$38,246	$38,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$225	$252
Accrued interest	228	219
Deferred revenues	509	605
Other accrued liabilities	359	342
Current maturities of debt and other obligations	865	835
Current portion of operating lease liabilities	308	332
Total current liabilities	2,494	2,585
Debt and other long-term obligations	22,854	22,086
Operating lease liabilities	5,354	5,561
Other long-term liabilities	1,892	1,914
Total liabilities	32,594	32,146
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: June 30, 2024—435 and December 31, 2023—434	4	4
Additional paid-in capital	18,347	18,270
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(12,694)	(11,889)
Total equity	5,652	6,381
Total liabilities and equity	$38,246	$38,527

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Site rental	$1,580	$1,728	$3,168	$3,352
Services and other	46	139	99	288
Net revenues	1,626	1,867	3,267	3,640
Operating expenses:
Costs of operations:(a)
Site rental	432	424	862	839
Services and other	27	98	61	202
Selling, general and administrative	204	210	387	405
Asset write-down charges	3	22	9	22
Acquisition and integration costs	—	1	—	1
Depreciation, amortization and accretion	430	445	869	876
Restructuring charges	45	—	56	—
Total operating expenses	1,141	1,200	2,244	2,345
Operating income (loss)	485	667	1,023	1,295
Interest expense and amortization of deferred financing costs, net	(230)	(208)	(456)	(410)
Interest income	4	5	8	7
Other income (expense)	(1)	(2)	1	(4)
Income (loss) before income taxes	258	462	576	888
Benefit (provision) for income taxes	(7)	(7)	(14)	(14)
Net income (loss)	251	455	562	874
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(1)	—
Total other comprehensive income (loss)	—	1	(1)	—
Comprehensive income (loss)	$251	$456	$561	$874
Net income (loss), per common share:
Basic	$0.58	$1.05	$1.29	$2.02
Diluted	$0.58	$1.05	$1.29	$2.01
Weighted-average common shares outstanding:
Basic	435	434	434	433
Diluted	435	434	435	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$562	$874
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	869	876
Amortization of deferred financing costs and other non-cash interest	18	14
Stock-based compensation expense, net	78	91
Asset write-down charges	9	22
Deferred income tax (benefit) provision	5	1
Other non-cash adjustments, net	8	2
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	9	36
Increase (decrease) in accounts payable	(6)	(1)
Increase (decrease) in other liabilities	(102)	(70)
Decrease (increase) in receivables	62	103
Decrease (increase) in other assets	(145)	(223)
Net cash provided by (used for) operating activities	1,367	1,725
Cash flows from investing activities:
Capital expenditures	(649)	(720)
Payments for acquisitions, net of cash acquired	(1)	(89)
Other investing activities, net	—	3
Net cash provided by (used for) investing activities	(650)	(806)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,347
Principal payments on debt and other long-term obligations	(36)	(39)
Borrowings under revolving credit facility	—	2,113
Payments under revolving credit facility	(670)	(2,739)
Net issuances (repayments) under commercial paper program	1,438	(1,024)
Payments for financing costs	—	(23)
Purchases of common stock	(30)	(29)
Dividends/distributions paid on common stock	(1,368)	(1,364)
Net cash provided by (used for) financing activities	(666)	(758)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	51	161
Effect of exchange rate changes	(1)	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	281	327
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$331	$488

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, March 31, 2024	435	$4	$18,310	$(5)	$(12,261)	$6,048
Stock-based compensation related activity, net of forfeitures	—	—	40	—	—	40
Purchases and retirement of common stock	—	—	(3)	—	—	(3)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(684)	(684)
Net income (loss)	—	—	—	—	251	251
Balance, June 30, 2024	435	$4	$18,347	$(5)	$(12,694)	$5,652

Balance, March 31, 2023	434	$4	$18,154	$(6)	$(10,929)	$7,223
Stock-based compensation related activity, net of forfeitures	—	—	49	—	—	49
Purchases and retirement of common stock	—	—	(1)	—	—	(1)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	455	455
Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046

Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
Stock-based compensation related activity, net of forfeitures	1	—	107	—	—	107
Purchases and retirement of common stock	—	—	(30)	—	—	(30)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(1,367)	(1,367)
Net income (loss)	—	—	—	—	562	562
Balance, June 30, 2024	435	$4	$18,347	$(5)	$(12,694)	$5,652

Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	115	—	—	115
Purchases and retirement of common stock	—	—	(29)	—	—	(29)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(1,363)	(1,363)
Net income (loss)	—	—	—	—	874	874
Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046

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
See note 12 to the condensed consolidated financial statements for a discussion of (1) the Company's July 2023 restructuring plan ("2023 Restructuring Plan"), which included discontinuing installation services as a Towers product offering and (2) the Company's June 2024 restructuring plan ("2024 Restructuring Plan, and together with the 2023 Restructuring Plan, "Restructuring Plans").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of June 30, 2024, the condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated cash flows for the six months ended June 30, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2024 had a material impact on the Company's condensed consolidated financial statements.
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
Payments Associated with Sprint Cancellations.
For the three and six months ended June 30, 2024, site rental revenues include $1 million and $4 million, respectively, and for three and six months ended June 30, 2023, $106 million and $154 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $57 million of accelerated prepaid rent amortization in the Company's Fiber segment during the three and six months ended June 30, 2023.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
Services and Other Revenues
As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services primarily relating to its Towers segment, predominately consisting of (1) site development services and (2) installation services. See note 12 to the condensed consolidated financial statements for a discussion of the Company's 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
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
Additional Information on Revenues
As of January 1, 2024 and June 30, 2024, $2.1 billion and $2.0 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2024, approximately $270 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues. As of January 1, 2023, $2.3 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2023, approximately $360 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2024.

	Six Months Ending December 31,	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Contracted amounts(a)	$2,595	$4,891	$4,729	$4,603	$4,381	$16,134	$37,333

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2024.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2024		Balance as of December 31, 2023		Stated Interest Rate as of June 30, 2024(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$36		$40		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	699		698		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	747		746		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	295	(e)	270	(e)	Various	(d)
Total secured debt					1,777		1,754
2016 Revolver	Jan. 2016		July 2027		—	(f)	670		N/A	(g)
2016 Term Loan A	Jan. 2016		July 2027		1,155		1,162		6.4%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	1,438	(h)	—		5.9%
3.200% Senior Notes	Aug. 2017		Sept. 2024		750		749		3.2%
1.350% Senior Notes	June 2020		July 2025		499		498		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		898		898		4.5%
3.700% Senior Notes	May 2016		June 2026		748		748		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		996		994		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		745		744		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		997		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		992		991		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		995		995		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		595		594		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		596		595		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		741		740		5.6%
3.100% Senior Notes	Aug. 2019		Nov. 2029		546		546		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		741		741		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,092		1,091		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		991		990		2.1%
2.500% Senior Notes	June 2021		July 2031		743		743		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		743		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		742		740		5.8%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,235		1,234		2.9%
4.750% Senior Notes	May 2017		May 2047		344		344		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		890		890		3.3%
Total unsecured debt					21,942		21,167
Total debt and other obligations					23,719		22,921
Less: current maturities of debt and other obligations					865		835
Non-current portion of debt and other long-term obligations					$22,854		$22,086

(a)See the 2023 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of June 30, 2024, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 25 years.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
(e)For the periods ended June 30, 2024 and December 31, 2023, reflects $27 million and $18 million, respectively, in finance lease obligations (primarily related to vehicles).
(f)As of June 30, 2024, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $7.0 billion.
(g)Both the 2016 Revolver and the senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2023 Form 10-K, including note 7 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
(h)The maturities of the Commercial Paper Notes, when outstanding, may vary but may not exceed 397 days from the date of issue, but there were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2024, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Six Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2024		2025	2026	2027	2028	Thereafter
Scheduled principal payments and final maturities	$2,249	(a)	$605	$2,784	$3,254	$2,632	$12,350	$23,874	$(155)	$23,719

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (h) of the preceding table and $750 million aggregate principal amount of 3.200% senior unsecured notes due September 2024.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on debt obligations	$227	$205	$450	$403
Amortization of deferred financing costs and adjustments on long-term debt	8	7	16	14
Capitalized interest	(5)	(4)	(10)	(7)
Total	$230	$208	$456	$410
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$155	$155	$105	$105
Restricted cash and cash equivalents, current and non-current	1	176	176	176	176
Liabilities:
Total debt and other obligations	2	23,719	21,834	22,921	21,201
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
For the six months ended June 30, 2024 and 2023, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2024 and 2023, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$251	$455	$562	$874

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	435	434	434	433
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	—	—	1	1
Diluted weighted-average number of common shares outstanding	435	434	435	434

Net income (loss), per common share:
Basic	$0.58	$1.05	$1.29	$2.02
Diluted	$0.58	$1.05	$1.29	$2.01

Dividends/distributions declared per share of common stock	$1.565	$1.565	$3.130	$3.130
During the six months ended June 30, 2024, the Company granted one million RSUs to the Company's executives and certain other employees.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
9.Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2024, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 21, 2024	March 15, 2024	March 28, 2024	$1.565	$683
Common Stock	May 22, 2024	June 14, 2024	June 28, 2024	$1.565	$684

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
Purchases of the Company's Common Stock
For the six months ended June 30, 2024, the Company purchased 0.3 million shares of its common stock utilizing $30 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 12 to the condensed consolidated financial statements for a discussion of the Company's 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 115,000 small cells on air or under contract and (2) 90,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables set forth the Company's segment operating results for the three and six months ended June 30, 2024 and 2023. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents and restricted cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Segment site rental revenues	$1,064	$516		$1,580	$1,080	$648		$1,728
Segment services and other revenues	43	3		46	124	15		139
Segment revenues	1,107	519		1,626	1,204	663		1,867
Segment site rental costs of operations	245	178		423	243	171		414
Segment services and other costs of operations	23	2		25	92	3		95
Segment costs of operations(a)(b)	268	180		448	335	174		509
Segment site rental gross margin	819	338		1,157	837	477		1,314
Segment services and other gross margin	20	1		21	32	12		44
Segment selling, general and administrative expenses(b)	16	50		66	30	51		81
Segment operating profit (loss)	823	289		1,112	839	438		1,277
Other selling, general and administrative expenses(b)			$105	105			$88	88
Stock-based compensation expense, net			40	40			50	50
Depreciation, amortization and accretion			430	430			445	445
Restructuring charges			45	45			—	—
Interest expense and amortization of deferred financing costs, net			230	230			208	208
Other (income) expenses to reconcile to income (loss) before income taxes(c)			4	4			24	24
Income (loss) before income taxes				$258				$462
Capital expenditures	$29	$289	$11	$329	$61	$306	$12	$379
Total assets (at period end)	$21,177	$16,358	$711	$38,246	$21,973	$16,166	$903	$39,042

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $7 million and $9 million for the three months ended June 30, 2024 and 2023, respectively and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended June 30, 2024 and 2023. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $33 million and $41 million for the three months ended June 30, 2024 and 2023, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Segment site rental revenues	$2,132	$1,036		$3,168	$2,161	$1,191		$3,352
Segment services and other revenues	89	10		99	270	18		288
Segment revenues	2,221	1,046		3,267	2,431	1,209		3,640
Segment site rental costs of operations	483	360		843	477	343		820
Segment services and other costs of operations	51	7		58	191	5		196
Segment costs of operations(a)(b)	534	367		901	668	348		1,016
Segment site rental gross margin	1,649	676		2,325	1,684	848		2,532
Segment services and other gross margin	38	3		41	79	13		92
Segment selling, general and administrative expenses(b)	37	97		134	61	100		161
Segment operating profit (loss)	1,650	582		2,232	1,702	761		2,463
Other selling, general and administrative expenses(b)			$189	189			$170	170
Stock-based compensation expense			78	78			91	91
Depreciation, amortization and accretion			869	869			876	876
Restructuring charges			56	56			—	—
Interest expense and amortization of deferred financing costs, net			456	456			410	410
Other (income) expenses to reconcile to income (loss) before income taxes(c)			8	8			28	28
Income (loss) before income taxes				$576				$888
Capital expenditures	$64	$562	$23	$649	$111	$585	$24	$720

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $14 million and $17 million for the six months ended June 30, 2024 and 2023, respectively, and (2) prepaid lease purchase price adjustments of $8 million for each of the six months ended June 30, 2024 and 2023. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $64 million and $74 million for the six months ended June 30, 2024 and 2023, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.
11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$283	$284
Interest paid	441	367
Income taxes paid	9	10
Supplemental disclosure of non-cash operating, investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	(70)	28
Increase (decrease) in accounts payable for purchases of property and equipment	(18)	16
Capitalized stock-based compensation	13	14
Purchase of property and equipment under finance leases and installment land purchases	41	39

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

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$155	$105
Restricted cash and cash equivalents, current	171	171
Restricted cash and cash equivalents reported within other assets, net	5	5
Cash and cash equivalents and restricted cash and cash equivalents	$331	$281
12.Restructuring
2023 Restructuring Plan
In July 2023, the Company initiated the 2023 Restructuring Plan as part of its efforts to reduce costs to better align the Company's operational needs with lower tower activity. The 2023 Restructuring Plan included reducing the Company's total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering while continuing to offer site development services on Company towers, and consolidating office space.
In the first six months ended June 30, 2024, the Company recorded approximately $13 million in charges in connection with the 2023 Restructuring Plan (including $2 million in the three months ended June 30, 2024), $8 million of which is related to remaining obligations under facility leases and $4 million of non-cash charges representing accelerated depreciation. In connection with the headcount reduction, the Company recorded a $1 million charge which represents cash payments that have been made in connection with the employee headcount reduction.
The actions associated with the 2023 Restructuring Plan have been substantially completed and related charges have been recorded by June 30, 2024, while the payments are expected to be completed for the employee headcount reduction and office space consolidation in 2024 and 2032, respectively. The following table summarizes the activities related to the 2023 Restructuring Plan for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$8	$15	$23	$16	$12	$28
Charges	1	1	2	1	12	13
Payments	(3)	(4)	(7)	(11)	(8)	(19)
Non-cash items	—	—	—	—	(4)	(4)
Liability as of June 30, 2024	$6	$12	$18	$6	$12	$18
2024 Restructuring Plan
In June 2024, the Company initiated the 2024 Restructuring Plan as part of its efforts to drive operational efficiencies and reduce operating costs and capital expenditures, with a primary focus on the Company's Fiber segment. As a result, the Company announced a reduction of the Company's total employee headcount by more than 10% and the closing of certain offices.
In the second quarter 2024, the Company recorded approximately $43 million in charges in connection with the 2024 Restructuring Plan, $36 million of which represent cash payments that have been or will be made in connection with employee severance and other one-time termination benefits. In connection with the office closures, the Company recorded $7 million of non-cash charges representing accelerated depreciation.
The actions associated with the 2024 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2024, while the payments are expected to be completed for the employee headcount reduction in 2025 and office closures in 2033. The Company expects to incur an additional approximately $70 million of related charges during the second half of 2024, primarily related to office closures. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Restructuring Plan.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The following table summarizes the activities related to the 2024 Restructuring Plan for the three and six months ended June 30, 2024:

	Three and Six Months Ended June 30, 2024
	Employee Headcount Reduction	Office Closures	Total
Charges	36	7	43
Payments	(2)	—	(2)
Non-cash items	—	(7)	(7)
Liability as of June 30, 2024	$34	$—	$34
As of June 30, 2024, the liability for restructuring charges is included in "Other accrued liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statements of operations and comprehensive income.
The Company does not allocate restructuring charges between its operating segments. If charges related to the Restructuring Plans were allocated to operating segments, for the three months ended June 30, 2024, $4 million and $27 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $14 million allocated to Other. Similarly, for the six months ended June 30, 2024, $6 million and $31 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $19 million allocated to Other.

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
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 97% of our second quarter 2024 consolidated net revenues, of which 67% and 33% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 67% and 33% of our second quarter 2024 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $600 million for the six months ended June 30, 2024, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time. See note 12 to our condensed consolidated financial statements for a discussion of the 2024 Restructuring Plan (as defined below), which contemplates, among others, an increase in return thresholds on new growth opportunities and a reduction in projected Fiber capital expenditures for full year 2024.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms generally between five to 15 years, with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.

◦Our fiber solutions tenant contracts' initial terms generally vary between one to 20 years.
◦As of June 30, 2024, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $37.3 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the six months ended June 30, 2024, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the six months ended June 30, 2024, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the six months ended June 30, 2024, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of June 30, 2024, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately seven years (assuming anticipated repayment dates on certain debt).
◦As of June 30, 2024, 89% of our debt had fixed rate coupons.
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $1.4 billion for the six months ended June 30, 2024.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During each of the first two quarters of 2024, we paid a common stock dividend of $1.565 per share, totaling approximately $1.4 billion.
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
•Restructuring Plans
◦In July 2023, we initiated a restructuring plan ("2023 Restructuring Plan") as part of our efforts to reduce costs to better align our operational needs with lower tower activity. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2023 Restructuring Plan.
◦In June 2024, we initiated a restructuring plan ("2024 Restructuring Plan," and together with 2023 Restructuring Plan, "Restructuring Plans") as part of our efforts to drive operational efficiencies, enhance returns by increasing return thresholds on new growth opportunities and reduce operating costs and capital expenditures, with a primary focus on our Fiber segment. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan.
•In December 2023, we announced a strategic and operating review of our Fiber segment. While the strategic review remains underway, in the second quarter of 2024, we concluded our operating review and implemented changes to our operating plans based on the findings. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for further discussion of the 2024 Restructuring Plan.

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
•As part of the aforementioned Restructuring Plans:
◦In connection with the 2023 Restructuring Plan, we expect to realize $105 million in labor and facilities cost savings in 2024 relative to 2023, of which $50 million is expected in selling, general and administrative, $40 million in services and other costs of operations and $15 million in site rental costs of operation. The 2024 costs savings are expected to be partially offset by a $40 million reduction in services and other gross margin due to the discontinuation of installation services.
◦We expect to incur an additional approximately $70 million of restructuring charges during the second half of 2024, primarily related to the 2024 Restructuring Plan and the resulting office closures. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Restructuring Plan. Additionally, in connection with the 2024 Restructuring Plan, we expect to realize approximately $60 million in labor and facilities cost savings in 2024, of which $50 million is expected in selling, general and administrative and $10 million in site rental costs of operations. The 2024 cost savings are expected to be partially offset by a $25 million reduction in site rental revenues due to a reduction of 3,000 to 5,000 new revenue-generating small cell nodes in 2024.
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

Highlights of our results of operations for the three months ended June 30, 2024 and 2023 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,064	$1,080	$(16)	(1)%
Fiber site rental revenues	$516	$648	$(132)	(20)%
Total site rental revenues	$1,580	$1,728	$(148)	(9)%
Segment site rental gross margin:(a)
Towers site rental gross margin	$819	$837	$(18)	(2)%
Fiber site rental gross margin	$338	$477	$(139)	(29)%
Segment services and other gross margin:(a)
Towers services and other gross margin	$20	$32	$(12)	(38)%
Fiber services and other gross margin	$1	$12	$(11)	(92)%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$823	$839	$(16)	(2)%
Fiber operating profit (loss)	$289	$438	$(149)	(34)%
Net income (loss)	$251	$455	$(204)	(45)%
Adjusted EBITDA(b)	$1,006	$1,188	$(182)	(15)%

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

Site rental revenues decreased $148 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was predominately comprised of the factors depicted in the chart below:
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
(c)Represents $106 million of payments associated with Sprint Cancellations received in the second quarter 2023 and not recurring in 2024, which were partially offset by approximately $1 million of payments associated with Sprint Cancellations received in the second quarter 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations that was recognized in the first six months of 2023 that did not recur in 2024.
Towers site rental revenues and Towers site rental gross margin for the second quarter of 2024 were $1.1 billion and $819 million, respectively, compared to $1.1 billion and $837 million, respectively, in the same period in the prior year. The decrease of $16 million and $18 million in Towers site rental revenue and Towers site rental gross margin, respectively, was primarily due to a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber site rental gross margin for the second quarter of 2024 were $516 million and $338 million, respectively, and decreased by $132 million and $139 million, respectively, from the same period in the prior year. The decrease in Fiber site rental revenues and Fiber site rental gross margin was predominately impacted by the $105 million reduction in site rental revenues and the absence of $57 million in accelerated prepaid rent amortization, both related to the Sprint Cancellations, which was partially offset by the increased demand for small cells and fiber.
Towers services and other gross margin was $20 million for the second quarter of 2024 and decreased by $12 million from $32 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements, the volume and mix of services and other work and the discontinuation of installation services as a Towers product offering. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $1 million for the second quarter of 2024 and decreased by $11 million from $12 million during the same period in the prior year primarily as a result of the absence of site abandonment fees associated with the Sprint Cancellations that were received during the second quarter of 2023.

Selling, general and administrative expenses for the second quarter of 2024 were $204 million and decreased by $6 million, or 3%, from $210 million during the same period in the prior year. This decrease was primarily related to a decrease in employee-related cost as a result of our aforementioned restructuring activities, which was partially offset by an increase in legal and consulting fees, mostly stemming from our recent proxy contest.
Towers operating profit (loss) for the second quarter of 2024 decreased by $16 million, or 2%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the second quarter of 2024 decreased by $149 million, or 34%, from the same period in the prior year as a result of the previously-mentioned decreases in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $430 million for second quarter of 2024 and decreased by $15 million, or 3%, from the same period in the prior year. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
Restructuring charges in connection with the Restructuring Plans were $45 million for the second quarter of 2024. The charges primarily consisted of $37 million related to cash payments that have been or will be made associated with employee severance and other one-time termination benefits and $1 million of remaining obligations under facility leases. Additionally, non-cash charges of $7 million for accelerated depreciation were also recorded. See note 12 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $230 million for the second quarter of 2024 and increased by $22 million, or 11%, from $208 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $7 million for both the second quarter of 2024 and 2023. For the second quarter 2024 and 2023, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2023 Form 10-K.
Net income (loss) was $251 million for the second quarter of 2024 compared to $455 million during the second quarter of 2023. The decrease was primarily related to the previously-mentioned decreases in Towers and Fiber operating profits and the previously-mentioned increases in restructuring charges and interest expense, and amortization of deferred financing costs, net.
Adjusted EBITDA decreased by $182 million, or 15%, from the second quarter of 2023 to the second quarter of 2024, reflecting the previously-mentioned decreases in Towers and Fiber operating profits.

Highlights of our results of operations for the six months ended June 30, 2024 and 2023 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$2,132	$2,161	$(29)	(1)%
Fiber site rental revenues	$1,036	$1,191	$(155)	(13)%
Total site rental revenues	$3,168	$3,352	$(184)	(5)%
Segment site rental gross margin:(a)
Towers site rental gross margin	$1,649	$1,684	$(35)	(2)%
Fiber site rental gross margin	$676	$848	$(172)	(20)%
Segment services and other gross margin:(a)
Towers services and other gross margin	$38	$79	$(41)	(52)%
Fiber services and other gross margin	$3	$13	$(10)	(77)%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$1,650	$1,702	$(52)	(3)%
Fiber operating profit (loss)	$582	$761	$(179)	(24)%
Net income (loss)	$562	$874	$(312)	(36)%
Adjusted EBITDA(b)	$2,043	$2,292	$(249)	(11)%

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

Site rental revenues decreased $184 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Includes $7 million of non-renewals associated with Sprint Cancellations.
(c)Represents $154 million of payments associated with Sprint Cancellations received in the first six months 2023 and not recurring in 2024, which were partially offset by approximately $4 million of payments associated with Sprint Cancellations received in the first six months of 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations that was recognized in the first six months of 2023 that did not recur in 2024.
Towers site rental revenues and Towers site rental gross margin for the first six months of 2024 were $2.1 billion and $1.6 billion, respectively, compared to $2.2 billion and $1.7 billion, respectively, in the same period in the prior year. The decrease of $29 million and $35 million in Towers site rental revenue and Towers site rental gross margin, respectively, was primarily due to a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber site rental gross margin for the first six months of 2024 were $1.0 billion and $676 million, respectively, and decreased by $155 million and $172 million, respectively, from the same period in the prior year. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by a $150 million reduction in site rental revenues and an absence of $57 million of accelerated prepaid rent amortization, both related to the Sprint Cancellations.
Towers services and other gross margin was $38 million for the first six months of 2024 and decreased by $41 million from $79 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $3 million for the first six months of 2024 and decreased by $10 million from $13 million during the same period in the prior year primarily as a result of the absence of site abandonment fees associated with the Sprint Cancellations that were received during the first six months of 2023.

Selling, general and administrative expenses for the first six months of 2024 were $387 million and decreased by $18 million, or 4%, from $405 million during the same period in the prior year. This decrease was primarily related to a decrease in employee-related cost as a result of our aforementioned restructuring activities, which was partially offset by an increase in legal and consulting fees, mostly stemming from our recent proxy contest.
Towers operating profit (loss) for the first six months of 2024 decreased by $52 million, or 3%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin.
Fiber operating profit (loss) for the first six months of 2024 decreased by $179 million, or 24%, from the same period in the prior year as a result of the previously-mentioned decrease in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $869 million for the first six months of 2024 and decreased by $7 million, or 1%, from the same period in the prior year. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
Restructuring charges in connection with the Restructuring Plans were $56 million for the first six months of 2024. The charges primarily consisted of $37 million related to cash payments that have been or will be made associated with employee severance and other one-time termination benefits and $8 million of remaining obligations under facility leases payable through 2033. Additionally, non-cash charges of $11 million for accelerated depreciation were also recorded. See note 12 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $456 million for the first six months of 2024 and increased by $46 million, or 11%, from $410 million during the same period in the prior year. The increase predominately resulted from an increase in the variable interest rate on our 2016 Term Loan A, as well as an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $14 million in both the first six months of 2024 and 2023. For both periods, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2023 Form 10-K.
Net income (loss) was $562 million for the first six months of 2024 compared to $874 million during the first six months of 2023. The decrease was primarily related to the previously-mentioned decrease in Towers and Fiber operating profits and the previously-mentioned increases in restructuring charges and interest expense, and amortization of deferred financing costs.
Adjusted EBITDA decreased by $250 million, or 11%, from the first six months of 2023 to the first six months of 2024, reflecting the previously-mentioned decreases in Towers and Fiber operating profits.
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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for a discussion of the 2024 Restructuring Plan, which contemplates, among others, an increase in return thresholds on new growth opportunities and a reduction in projected Fiber segment capital expenditures for full year 2024. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $1.3 billion outstanding as of July 29, 2024, (2) the 3.200% senior unsecured notes due September 2024 ("3.200% Senior Notes") and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2023 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2024. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$331
Undrawn 2016 Revolver availability(b)	6,960
Debt and other long-term obligations (current and non-current)	23,719
Total equity	5,652

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $2.3 billion (consisting of Commercial Paper Notes, the 3.200% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results") and (3) capital expenditures. We currently expect to refinance the Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further discussion.
•We may also purchase shares of our common stock. Additionally, amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 4 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2024	2023	Change
Operating activities	$1,367	$1,725	$(358)
Investing activities	(650)	(806)	156
Financing activities	(666)	(758)	92
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$51	$161	$(110)
Operating Activities
Net cash provided by operating activities of $1.4 billion for the first six months of 2024 decreased by $358 million, or 21%, compared to the first six months of 2023, due primarily to the aforementioned decrease in Towers operating profit, the reduction in Fiber site rental revenues related to the absence of Sprint Cancellation payments, and a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $650 million for the first six months of 2024 decreased by $156 million, or 19%, from the first six months of 2023 primarily as a result of a decrease in payments for acquisitions in our Towers segment and a decrease in discretionary capital expenditures in both our Towers and Fiber segments.
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

A summary of our capital expenditures for the six months ended June 30, 2024 and 2023 is as follows:

	For the Six Months Ended
	June 30, 2024				June 30, 2023
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$35	$530	$11	$576	$67	$570	$12	$649
Purchases of land interests	24	—	—	24	38	—	—	38
Sustaining	5	32	12	49	6	15	12	33
Total	$64	$562	$23	$649	$111	$585	$24	$720

(a)Towers segment includes $7 million and $20 million of capital expenditures incurred during the six months ended June 30, 2024 and 2023, respectively, in connection with tenant installations and upgrades on our towers.
Discretionary capital expenditures were primarily impacted by the timing of both Towers and Fiber tenant activity during the first six months of 2024 compared to the same period in 2023. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2024 capital expenditures.
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
Net cash used for financing activities of $666 million for the first six months of 2024 increased by $92 million from the first six months of 2023 as a result of the net impact from our issuances and repayments of debt (including with respect to our 2016 Credit Facility and CP Program). See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of July 29, 2024, there was no outstanding balance and $7.0 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of July 29, 2024, there was $1.3 billion outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$251	$455	$562	$874
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	22	9	22
Acquisition and integration costs	—	1	—	1
Depreciation, amortization and accretion	430	445	869	876
Restructuring charges	45	—	56	—
Amortization of prepaid lease purchase price adjustments	4	4	8	8
Interest expense and amortization of deferred financing costs, net	230	208	456	410
Interest income	(4)	(5)	(8)	(7)
Other (income) expense	1	2	(1)	4
(Benefit) provision for income taxes	7	7	14	14
Stock-based compensation expense, net	40	50	78	91
Adjusted EBITDA(a)	$1,006	$1,188	$2,043	$2,292

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
Interest Rate Risk
Our interest rate risk as of June 30, 2024 relates primarily to the impact of interest rate movements on the following:
•our $2.6 billion of floating rate debt as of June 30, 2024, which represented approximately 11% of our total debt as of June 30, 2024; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
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
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2024, we had $2.6 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $6 million.
Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2024. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2023 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2024		2025	2026	2027	2028	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$774	(f)	$545	$2,693	$2,288	$2,632	$12,350	$21,282	$19,242
Average interest rate(b)(c)(d)	3.2%		1.6%	3.0%	3.5%	4.5%	4.3%	4.0%
Variable rate(e)	$1,475	(g)	$60	$91	$966	$—	$—	$2,592	$2,592
Average interest rate(e)	5.9%		5.5%	4.9%	4.7%	—%	—%	5.4%

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
(f)Predominately consists of $750 million aggregate principal amount of 3.200% Senior Notes which mature in September 2024.
(g)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of June 30, 2024, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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

ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated December 19, 2023	8-K	001-16441	December 20, 2023	3.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	July 30, 2024	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2024	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)