Form 10-Q
period 2024-09-30
CROWN CASTLE INC.
filed 2024-10-30
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 28, 2024: 434,598,208

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2024 outlook and our plans, projections, expectations and estimates regarding (1) the value of our business model and the demand for our communications infrastructure, (2) the growth potential of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) site rental revenues, including the growth thereof, (12) sources and uses of liquidity, (13) impact from the Sprint Cancellations (as defined below), (14) drivers of cash flow growth, (15) our competitive advantage, (16) our dividends, including timing, amount, payment or tax characterization, (17) the timing of small cell deployments, (18) discretionary and sustaining capital expenditures and expansion of our business, (19) impact of elevated interest rates, (20) the growth in our business and its driving factors, (21) non-renewals, (22) restructuring activities and the cost reductions, charges, payments, scope, actions and savings associated therewith, including timing, amounts and impact, (23) Fiber segment strategic review, (24) impacts of small cell node cancellations, including the resulting asset-write down charge and (25) small cell nodes backlog and deployment, including timing of the deployment of small cell nodes. All future dividends are subject to declaration by our board of directors.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$194	$105
Restricted cash and cash equivalents	172	171
Receivables, net	413	481
Prepaid expenses	144	103
Current portion of deferred site rental receivables	158	116
Other current assets	43	56
Total current assets	1,124	1,032
Deferred site rental receivables	2,340	2,239
Property and equipment, net of accumulated depreciation of $15,249 and $14,279, respectively	15,643	15,666
Operating lease right-of-use assets	5,843	6,187
Goodwill	10,085	10,085
Other intangible assets, net	2,878	3,179
Other assets, net	130	139
Total assets	$38,043	$38,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$200	$252
Accrued interest	164	219
Deferred revenues	483	605
Other accrued liabilities	338	342
Current maturities of debt and other obligations	611	835
Current portion of operating lease liabilities	301	332
Total current liabilities	2,097	2,585
Debt and other long-term obligations	23,452	22,086
Operating lease liabilities	5,272	5,561
Other long-term liabilities	1,926	1,914
Total liabilities	32,747	32,146
Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: September 30, 2024—435 and December 31, 2023—434	4	4
Additional paid-in capital	18,371	18,270
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(13,074)	(11,889)
Total equity	5,296	6,381
Total liabilities and equity	$38,043	$38,527

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Site rental	$1,593	$1,577	$4,761	$4,929
Services and other	59	90	158	378
Net revenues	1,652	1,667	4,919	5,307
Operating expenses:
Costs of operations:(a)
Site rental	430	420	1,292	1,259
Services and other	30	66	91	268
Selling, general and administrative	153	176	540	581
Asset write-down charges	15	8	24	30
Acquisition and integration costs	—	—	—	1
Depreciation, amortization and accretion	432	439	1,301	1,315
Restructuring charges	48	72	104	72
Total operating expenses	1,108	1,181	3,352	3,526
Operating income (loss)	544	486	1,567	1,781
Interest expense and amortization of deferred financing costs, net	(236)	(217)	(692)	(627)
Interest income	6	3	14	10
Other income (expense)	(6)	—	(5)	(4)
Income (loss) before income taxes	308	272	884	1,160
Benefit (provision) for income taxes	(5)	(7)	(19)	(21)
Net income (loss)	303	265	865	1,139
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(1)	—
Total other comprehensive income (loss)	—	—	(1)	—
Comprehensive income (loss)	$303	$265	$864	$1,139
Net income (loss), per common share:
Basic	$0.70	$0.61	$1.99	$2.63
Diluted	$0.70	$0.61	$1.99	$2.63
Weighted-average common shares outstanding:
Basic	435	434	434	434
Diluted	436	434	435	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$865	$1,139
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,301	1,315
Amortization of deferred financing costs and other non-cash interest	24	22
Stock-based compensation expense, net	108	126
Asset write-down charges	24	30
Deferred income tax (benefit) provision	5	1
Other non-cash adjustments, net	20	10
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(55)	(38)
Increase (decrease) in accounts payable	(13)	(20)
Increase (decrease) in other liabilities	(127)	(162)
Decrease (increase) in receivables	69	87
Decrease (increase) in other assets	(155)	(252)
Net cash provided by (used for) operating activities	2,066	2,258
Cash flows from investing activities:
Capital expenditures	(946)	(1,067)
Payments for acquisitions, net of cash acquired	(8)	(93)
Other investing activities, net	7	5
Net cash provided by (used for) investing activities	(947)	(1,155)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,244	2,347
Principal payments on debt and other long-term obligations	(71)	(58)
Purchases and redemptions of long-term debt	(750)	(750)
Borrowings under revolving credit facility	—	2,943
Payments under revolving credit facility	(670)	(4,088)
Net issuances (repayments) under commercial paper program	1,312	561
Payments for financing costs	(12)	(23)
Purchases of common stock	(32)	(29)
Dividends/distributions paid on common stock	(2,049)	(2,044)
Net cash provided by (used for) financing activities	(1,028)	(1,141)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	91	(38)
Effect of exchange rate changes	(1)	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	281	327
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$371	$289

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, June 30, 2024	435	$4	$18,347	$(5)	$(12,694)	$5,652
Stock-based compensation related activity, net of forfeitures	—	—	26	—	—	26
Purchases and retirement of common stock	—	—	(2)	—	—	(2)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(683)	(683)
Net income (loss)	—	—	—	—	303	303
Balance, September 30, 2024	435	$4	$18,371	$(5)	$(13,074)	$5,296

Balance, June 30, 2023	434	$4	$18,202	$(5)	$(11,155)	$7,046
Stock-based compensation related activity, net of forfeitures	—	—	39	—	—	39
Purchases and retirement of common stock	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(681)	(681)
Net income (loss)	—	—	—	—	265	265
Balance, September 30, 2023	434	$4	$18,241	$(5)	$(11,571)	$6,669

Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
Stock-based compensation related activity, net of forfeitures	1	—	133	—	—	133
Purchases and retirement of common stock	—	—	(32)	—	—	(32)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,050)	(2,050)
Net income (loss)	—	—	—	—	865	865
Balance, September 30, 2024	435	$4	$18,371	$(5)	$(13,074)	$5,296

Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	154	—	—	154
Purchases and retirement of common stock	—	—	(29)	—	—	(29)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(2,044)	(2,044)
Net income (loss)	—	—	—	—	1,139	1,139
Balance, September 30, 2023	434	$4	$18,241	$(5)	$(11,571)	$6,669

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
See note 12 to the condensed consolidated financial statements for a discussion of (1) the Company's July 2023 restructuring plan ("2023 Restructuring Plan"), which included discontinuing installation services as a Towers product offering and (2) the Company's June 2024 restructuring plan ("2024 Restructuring Plan," and together with the 2023 Restructuring Plan, "Restructuring Plans").
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of September 30, 2024, the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2024 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued new guidance that is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The new guidance also expands interim segment disclosure requirements and requires disclosure of the position and title of the Company's chief operating decision maker ("CODM"). The guidance will be effective for the Company's fiscal year ending December 31, 2024 and for interim periods starting in the first quarter of fiscal year 2025, with early adoption permitted. The guidance is required to be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the effect of the guidance, including the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued new guidance that enhances the transparency and decision usefulness of income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid disclosures. The guidance will be effective for the Company's fiscal year ending December 31, 2025 and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the impact on its financial statement disclosures.
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
Payments Associated with Sprint Cancellations.
For the three and nine months ended September 30, 2024, site rental revenues include $1 million and $5 million, respectively, and for the three and nine months ended September 30, 2023, $6 million and $160 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $57 million of accelerated prepaid rent amortization in the Company's Fiber segment during the nine months ended September 30, 2023.

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
Additional Information on Revenues
As of January 1, 2024 and September 30, 2024, $2.1 billion and $2.0 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2024, approximately $384 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues. As of January 1, 2023, $2.3 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2023, approximately $503 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2024.

	Three Months Ending December 31,	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Contracted amounts(a)	$1,315	$4,991	$4,819	$4,676	$4,432	$16,412	$36,645

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
4.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2024.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2024		Balance as of December 31, 2023		Stated Interest Rate as of September 30, 2024(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$34		$40		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	699		698		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	747		746		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	301	(e)	270	(e)	Various	(d)
Total secured debt					1,781		1,754
2016 Revolver	Jan. 2016		July 2027		—	(f)	670		N/A	(g)
2016 Term Loan A	Jan. 2016		July 2027		1,132		1,162		6.4%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	1,312	(h)	—		5.5%
3.200% Senior Notes	Aug. 2017		Sept. 2024		—	(i)	749		N/A
1.350% Senior Notes	June 2020		July 2025		499		498		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		898		898		4.5%
3.700% Senior Notes	May 2016		June 2026		749		748		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		996		994		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		745		744		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		997		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		993		991		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		996		995		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		595		594		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		596		595		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		742		740		5.6%
4.900% Senior Notes	Aug. 2024	(j)	Sept. 2029	(j)	543		—		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		547		546		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		742		741		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,092		1,091		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		991		990		2.1%
2.500% Senior Notes	June 2021		July 2031		743		743		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		743		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		742		740		5.8%
5.200% Senior Notes	Aug. 2024	(j)	Sept. 2034	(j)	689		—		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,235		1,234		2.9%
4.750% Senior Notes	May 2017		May 2047		344		344		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		890		3.3%
Total unsecured debt					22,282		21,167
Total debt and other obligations					24,063		22,921
Less: current maturities of debt and other obligations					611		835
Non-current portion of debt and other long-term obligations					$23,452		$22,086

(a)See the 2023 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
annum) will accrue on the respective Tower Revenue Notes. As of September 30, 2024, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(e)For the periods ended September 30, 2024 and December 31, 2023, reflects $30 million and $18 million, respectively, in finance lease obligations (primarily related to vehicles).
(f)As of September 30, 2024, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $7.0 billion.
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
(i)In September 2024, the Company repaid in full the 3.200% Senior Notes on the contractual maturity date.
(j)In August 2024, the Company issued $550 million aggregate principal amount of 4.900% senior unsecured notes due 2029 and $700 million aggregate principal amount of 5.200% senior unsecured notes due 2034 (collectively, "August 2024 Senior Notes"). The Company used the net proceeds from the August 2024 Senior Notes offering to repay a portion of the outstanding indebtedness under the Company's unsecured commercial paper program ("CP Program") and pay related fees and expenses.

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2024, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Three Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2024		2025	2026	2027	2028	Thereafter
Scheduled principal payments and final maturities	$1,340	(a)	$609	$2,785	$3,256	$2,634	$13,605	$24,229	$(166)	$24,063

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (h) of the preceding table.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on debt obligations	$234	$213	$684	$616
Amortization of deferred financing costs and adjustments on long-term debt	8	8	24	22
Capitalized interest	(6)	(4)	(16)	(11)
Total	$236	$217	$692	$627

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
5.Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$194	$194	$105	$105
Restricted cash and cash equivalents, current and non-current	1	177	177	176	176
Liabilities:
Total debt and other obligations	2	24,063	22,899	22,921	21,201
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
For the nine months ended September 30, 2024 and 2023, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
7.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2024 and 2023, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$303	$265	$865	$1,139

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	435	434	434	434
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	—	1	—
Diluted weighted-average number of common shares outstanding	436	434	435	434

Net income (loss), per common share:
Basic	$0.70	$0.61	$1.99	$2.63
Diluted	$0.70	$0.61	$1.99	$2.63

Dividends/distributions declared per share of common stock	$1.565	$1.565	$4.695	$4.695
During the nine months ended September 30, 2024, the Company granted one million RSUs to the Company's executives and certain other employees.
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
9.Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2024, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 21, 2024	March 15, 2024	March 28, 2024	$1.565	$683
Common Stock	May 22, 2024	June 14, 2024	June 28, 2024	$1.565	$684
Common Stock	August 7, 2024	September 13, 2024	September 30, 2024	$1.565	$683

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
Purchases of the Company's Common Stock
For the nine months ended September 30, 2024, the Company purchased 0.3 million shares of its common stock utilizing $32 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
2024 "At-the-Market" Stock Offering Program
In March 2024, the Company established a new "at-the-market" stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $750 million ("2024 ATM Program"). Sales under the 2024 ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to the Company's specific instructions, at negotiated prices. The Company intends to use the net proceeds from any sales under the 2024 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. The Company has not sold any shares of common stock under the 2024 ATM Program.
10.Operating Segments
The Company's operating segments consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 12 to the condensed consolidated financial statements for a discussion of the Company's 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering. The Fiber segment provides access, including space or capacity, to the Company's approximately (1) 105,000 small cell nodes either currently generating revenue or under contract and (2) 90,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.
The measurement of profit or loss used by the Company's CODM to evaluate the performance of its operating segments is segment operating profit (loss). Additionally, the Company CODM also reviews segment site rental gross margin and segment services and other gross margin. The Company defines segment operating profit (loss) as segment site rental gross margin plus segment services and other gross margin, and segment other operating (income) expense, less segment selling, general and administrative expenses. The Company defines segment site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations. All of these measurements are exclusive of depreciation, amortization and accretion, which are shown separately.
The following tables set forth the Company's segment operating results for the three and nine months ended September 30, 2024 and 2023. Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other" column (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other" total assets balance includes corporate assets such as cash and cash equivalents and restricted cash and cash equivalents which have not been allocated to specific segments. There are no significant revenues resulting from transactions between the Company's operating segments.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Segment site rental revenues	$1,063	$530		$1,593	$1,074	$503		$1,577
Segment services and other revenues	54	5		59	86	4		90
Segment revenues	1,117	535		1,652	1,160	507		1,667
Segment site rental costs of operations	240	182		422	236	175		411
Segment services and other costs of operations	25	3		28	61	3		64
Segment costs of operations(a)(b)	265	185		450	297	178		475
Segment site rental gross margin	823	348		1,171	838	328		1,166
Segment services and other gross margin	29	2		31	25	1		26
Segment selling, general and administrative expenses(b)	19	40		59	24	48		72
Segment operating profit (loss)	833	310		1,143	839	281		1,120
Other selling, general and administrative expenses(b)			$70	70			$75	75
Stock-based compensation expense, net			30	30			36	36
Depreciation, amortization and accretion			432	432			439	439
Restructuring charges			48	48			72	72
Interest expense and amortization of deferred financing costs, net			236	236			217	217
Other (income) expenses to reconcile to income (loss) before income taxes(c)			19	19			9	9
Income (loss) before income taxes				$308				$272
Capital expenditures	$32	$257	$8	$297	$49	$287	$11	$347
Total assets (at period end)	$21,018	$16,342	$683	$38,043	$21,783	$16,237	$679	$38,699

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $6 million and $7 million for the three months ended September 30, 2024 and 2023, respectively and (2) prepaid lease purchase price adjustments of $4 million for each of the three months ended September 30, 2024 and 2023. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $24 million and $29 million for the three months ended September 30, 2024 and 2023, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Segment site rental revenues	$3,196	$1,565		$4,761	$3,234	$1,695		$4,929
Segment services and other revenues	143	15		158	356	22		378
Segment revenues	3,339	1,580		4,919	3,590	1,717		5,307
Segment site rental costs of operations	723	542		1,265	714	518		1,232
Segment services and other costs of operations	76	10		86	252	8		260
Segment costs of operations(a)(b)	799	552		1,351	966	526		1,492
Segment site rental gross margin	2,473	1,023		3,496	2,520	1,177		3,697
Segment services and other gross margin	67	5		72	104	14		118
Segment selling, general and administrative expenses(b)	56	137		193	84	148		232
Segment operating profit (loss)	2,484	891		3,375	2,540	1,043		3,583
Other selling, general and administrative expenses(b)			$259	259			$246	246
Stock-based compensation expense			108	108			126	126
Depreciation, amortization and accretion			1,301	1,301			1,315	1,315
Restructuring charges			104	104			72	72
Interest expense and amortization of deferred financing costs, net			692	692			627	627
Other (income) expenses to reconcile to income (loss) before income taxes(c)			27	27			37	37
Income (loss) before income taxes				$884				$1,160
Capital expenditures	$96	$819	$31	$946	$160	$872	$35	$1,067

(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations excludes (1) stock-based compensation expense, net of $20 million and $23 million for the nine months ended September 30, 2024 and 2023, respectively, and (2) prepaid lease purchase price adjustments of $12 million for each of the nine months ended September 30, 2024 and 2023. Segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $88 million and $103 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)See condensed consolidated statement of operations and comprehensive income (loss) for further information.
11.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$427	$429
Interest paid	739	654
Income taxes paid	13	13
Supplemental disclosure of non-cash operating, investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	(32)	21
Increase (decrease) in accounts payable for purchases of property and equipment	(34)	5
Capitalized stock-based compensation	18	22
Purchase of property and equipment under finance leases and installment land purchases	57	45

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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$194	$105
Restricted cash and cash equivalents, current	172	171
Restricted cash and cash equivalents reported within other assets, net	5	5
Cash and cash equivalents and restricted cash and cash equivalents	$371	$281
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
The 2023 Restructuring Plan included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office space consolidation, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024, while the payments are expected to be completed for the employee headcount reduction in 2024 and the office space consolidation in 2032. The following tables summarize the activities related to the 2023 Restructuring Plan for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$6	$12	$18	$16	$12	$28
Charges (credits)	(3)	—	(3)	(1)	11	10
Payments	(1)	(3)	(4)	(13)	(10)	(23)
Non-cash items	—	—	—	—	(4)	(4)
Liability as of September 30, 2024	$2	$9	$11	$2	$9	$11

	Three and Nine Months Ended September 30, 2023
	Employee Headcount Reduction	Office Space Consolidation	Total
Charges (credits)	$62	$10	$72
Payments	(35)	(1)	(36)
Non-cash items	(1)	(4)	(5)
Liability as of September 30, 2023	$26	$5	$31
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The 2024 Restructuring Plan includes charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office closures, which includes remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2024 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2024, while the payments are expected to be completed for the employee headcount reduction in 2025 and office closures in 2033. The Company expects to incur an additional approximately $10 million of related charges during the fourth quarter of 2024, primarily related to office closures. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Restructuring Plan.
The following table summarizes the activities related to the 2024 Restructuring Plan for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$34	$—	$34	$—	$—	$—
Charges (credits)	(1)	52	51	35	59	94
Payments	(27)	(3)	(30)	(30)	(3)	(33)
Non-cash items	3	(6)	(3)	4	(13)	(9)
Liability as of September 30, 2024	$9	$43	$52	$9	$43	$52
As of September 30, 2024, the liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statements of operations and comprehensive income.
The Company does not allocate restructuring charges between its operating segments. If charges related to the Restructuring Plans were allocated to operating segments, for the three months ended September 30, 2024, $6 million and $30 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segments, respectively, with the remaining $12 million allocated to Other. Similarly, for the nine months ended September 30, 2024, $13 million and $60 million of the aforementioned charges would have been allocated to the Company's Towers and Fiber segments, respectively, with the remaining $31 million allocated to Other.

13.Subsequent Events
Asset write-down charges
In October 2024, as part of the Company's previously announced changes to its operating plans in an effort to enhance returns in the Fiber segment, the Company completed discussions with certain of its customers and jointly identified approximately 7,000 greenfield small cell nodes in its contracted backlog that both parties mutually agreed to cancel. These cancellations are expected to result in a $125 to $150 million asset write-down charge in the fourth quarter of 2024.

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
General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 105,000 small cell nodes either currently generating revenue or under contract and (3) approximately 90,000 route miles of fiber primarily supporting small cells and fiber solutions.
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence within every major U.S. market. Site rental revenues represented 96% of our third quarter 2024 consolidated net revenues, of which 67% and 33% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 64% and 36% of our third quarter 2024 Fiber site rental revenues related to fiber solutions and small cells, respectively. See note 10 to our condensed consolidated financial statements. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
•Investing capital efficiently to grow long-term dividends per share (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $874 million for the nine months ended September 30, 2024, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
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
◦As of September 30, 2024, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $36.6 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the nine months ended September 30, 2024, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the nine months ended September 30, 2024, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the nine months ended September 30, 2024, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 4 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of September 30, 2024, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately seven years (assuming anticipated repayment dates on certain debt).
◦As of September 30, 2024, 90% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2024, we have completed the following financing activities (see notes 4 and 9 to our condensed consolidated financial statements)
◦In March 2024, we terminated the previously outstanding 2021 ATM Program and established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million.
◦In August 2024, we issued $550 million aggregate principal amount of 4.900% senior unsecured notes due 2029 and $700 million aggregate principal amount of 5.200% senior unsecured notes due 2034 (collectively, "August 2024 Senior Notes"). We used the net proceeds from the August 2024 Senior Notes offering to repay a portion of the outstanding indebtedness under the Company's unsecured commercial paper program ("CP Program") and pay related fees and expenses.
◦In September 2024, we repaid in full the $750 million aggregate principal amount of 3.200% senior unsecured notes on the contractual maturity date.
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.1 billion for the nine months ended September 30, 2024.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•Returning cash flows provided by operations to stockholders in the form of dividends
◦During each of the first three quarters of 2024, we paid a common stock dividend of $1.565 per share, totaling approximately $2.0 billion.
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
•In December 2023, we announced a strategic and operating review of our Fiber segment. While the strategic review remains underway, in the second quarter of 2024, we concluded our operating review and implemented changes to our operating plans based on the findings. See note 12 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for further discussion of the 2024 Restructuring Plan; in addition, see note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for further discussion of the cancellation of approximately 7,000 greenfield small cell nodes.
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
◦We expect to incur an additional approximately $10 million of restructuring charges during the fourth quarter of 2024, primarily related to the 2024 Restructuring Plan and the resulting office closures. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Restructuring Plan. Additionally, in connection with the 2024 Restructuring Plan, we expect to realize approximately $60 million in labor and facilities cost savings in 2024, of which $50 million is expected in selling, general and administrative and $10 million in site rental costs of operations. The 2024 cost savings are expected to be partially offset by a $25 million reduction in site rental revenues due to our change in operational strategy which includes a reduction of 3,000 to 5,000 new revenue-generating small cell nodes in 2024, which are now expected to be deployed primarily in 2025 and 2026.
•In addition to the aforementioned delays, as part of the previously announced plans to enhance returns in the Fiber segment, we completed discussions with certain of our customers and jointly identified approximately 7,000 greenfield small cell nodes in our contracted backlog that we mutually agreed to cancel. These cancellations are expected to result in a $125 to $150 million asset write-down charge in the fourth quarter of 2024.
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

Highlights of our results of operations for the three months ended September 30, 2024 and 2023 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$1,063	$1,074	$(11)	(1)%
Fiber site rental revenues	$530	$503	$27	+5%
Total site rental revenues	$1,593	$1,577	$16	+1%
Segment site rental gross margin:(a)
Towers site rental gross margin	$823	$838	$(15)	(2)%
Fiber site rental gross margin	$348	$328	$20	+6%
Segment services and other gross margin:(a)
Towers services and other gross margin	$29	$25	$4	+16%
Fiber services and other gross margin	$2	$1	$1	+100%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$833	$839	$(6)	(1)%
Fiber operating profit (loss)	$310	$281	$29	+10%
Net income (loss)	$303	$265	$38	+14%
Adjusted EBITDA(b)	$1,075	$1,047	$28	+3%

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

Site rental revenues increased $16 million, or 1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from straight-line accounting and amortization of prepaid rent, in accordance with GAAP, and change in payments for Sprint Cancellations.
(b)Includes $1 million of non-renewals associated with Sprint Cancellations.
(c)Represents $6 million of payments associated with Sprint Cancellations received in the third quarter 2023 and not recurring in 2024, which were partially offset by approximately $1 million of payments associated with Sprint Cancellations received in the third quarter 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Towers site rental revenues and Towers site rental gross margin for the third quarter of 2024 were $1.1 billion and $823 million, respectively, compared to $1.1 billion and $838 million, respectively, in the same period in the prior year. The decrease of $11 million and $15 million in Towers site rental revenue and Towers site rental gross margin, respectively, was primarily due to a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber site rental gross margin for the third quarter of 2024 were $530 million and $348 million, respectively, and increased by $27 million and $20 million, respectively, from the same period in the prior year. The increase in Fiber site rental revenues and Fiber site rental gross margin was predominately impacted by (1) an increase in site rental revenues related to certain contract cancellation payments and (2) additional small cell deployments since the third quarter of 2023.
Towers services and other gross margin was $29 million for the third quarter of 2024 and increased by $4 million from $25 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
Selling, general and administrative expenses for the third quarter of 2024 were $153 million and decreased by $23 million, or 13%, from $176 million during the same period in the prior year. This decrease was primarily related to a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities.
Towers operating profit (loss) for the third quarter of 2024 decreased by $6 million, or 1%, from the same period in the prior year as a result of the previously-mentioned decrease in Towers site rental gross margin, which was partially offset by the increase in Towers services and other gross margin.

Fiber operating profit (loss) for the third quarter of 2024 increased by $29 million, or 10%, from the same period in the prior year as a result of the previously-mentioned increase in Fiber site rental gross margin.
Depreciation, amortization and accretion was $432 million for third quarter of 2024 and decreased by $7 million, or 2%, from the same period in the prior year. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
Restructuring charges in connection with the Restructuring Plans were $48 million for the third quarter of 2024 and decreased by $24 million, or 33%, from the same period in the prior year. This decrease predominately resulted from a decrease in employee headcount reduction charges during the quarter compared to the same period in the prior year when the 2023 Restructuring Plan was initially announced. The decline in employee headcount reduction charges was partially offset by an increase in office closure charges in the current period, primarily related to the 2024 Restructuring Plan. See note 12 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $236 million for the third quarter of 2024 and increased by $19 million, or 9%, from $217 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $5 million for the third quarter of 2024 and decreased by $2 million or 29%, from $7 million during the same period in the prior year. For the third quarter 2024 and 2023, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2023 Form 10-K.
Net income (loss) was $303 million for the third quarter of 2024 compared to $265 million during the third quarter of 2023. The increase was primarily related to the previously-mentioned increase in Fiber operating profits and decreases in restructuring charges and selling, general and administrative expenses, which were partially offset by an increase in interest expense and amortization of deferred financing costs, net.
Adjusted EBITDA increased by $28 million, or 3%, from the third quarter of 2023 to the third quarter of 2024, reflecting the previously-mentioned increase in Fiber operating profit.
Highlights of our results of operations for the nine months ended September 30, 2024 and 2023 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Site rental revenues:
Towers site rental revenues	$3,196	$3,234	$(38)	(1)%
Fiber site rental revenues	$1,565	$1,695	$(130)	(8)%
Total site rental revenues	$4,761	$4,929	$(168)	(3)%
Segment site rental gross margin:(a)
Towers site rental gross margin	$2,473	$2,520	$(47)	(2)%
Fiber site rental gross margin	$1,023	$1,177	$(154)	(13)%
Segment services and other gross margin:(a)
Towers services and other gross margin	$67	$104	$(37)	(36)%
Fiber services and other gross margin	$5	$14	$(9)	(64)%
Segment operating profit (loss):(a)
Towers operating profit (loss)	$2,484	$2,540	$(56)	(2)%
Fiber operating profit (loss)	$891	$1,043	$(152)	(15)%
Net income (loss)	$865	$1,139	$(274)	(24)%
Adjusted EBITDA(b)	$3,117	$3,339	$(222)	(7)%

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

Site rental revenues decreased $168 million, or 3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP, and change in payments for Sprint Cancellations.
(b)Includes $8 million of non-renewals associated with Sprint Cancellations.
(c)Represents $160 million of payments associated with Sprint Cancellations received in the first nine months 2023 and not recurring in 2024, which were partially offset by approximately $5 million of payments associated with Sprint Cancellations received in the first nine months of 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $57 million of accelerated prepaid rent amortization associated with the Sprint Cancellations that was recognized in the first nine months of 2023 that did not recur in 2024.
Towers site rental revenues and Towers site rental gross margin for the first nine months of 2024 were $3.2 billion and $2.5 billion, respectively, compared to $3.2 billion and $2.5 billion, respectively, in the same period in the prior year. The decrease of $38 million and $47 million in Towers site rental revenue and Towers site rental gross margin, respectively, was primarily due to a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber site rental gross margin for the first nine months of 2024 were $1.6 billion and $1.0 billion, respectively, and decreased by $130 million and $154 million, respectively, from the same period in the prior year. Both Fiber site rental revenues and Fiber site rental gross margin were predominately impacted by a $155 million reduction in site rental revenues and an absence of $57 million of accelerated prepaid rent amortization, both related to the Sprint Cancellations, which were partially offset by increased demand for small cells and fiber solutions.
Towers services and other gross margin was $67 million for the first nine months of 2024 and decreased by $37 million from $104 million during the same period in the prior year, which is a reflection of the lower volume of activity from carriers' network enhancements, the volume and mix of services and other work and the discontinuation of installation services as a Towers product offering. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 12 to our condensed consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
Fiber services and other gross margin was $5 million for the first nine months of 2024 and decreased by $9 million from $14 million during the same period in the prior year primarily as a result of the absence of site abandonment fees associated with the Sprint Cancellations that were received during the first nine months of 2023.

Selling, general and administrative expenses for the first nine months of 2024 were $540 million and decreased by $41 million, or 7%, from $581 million during the same period in the prior year. This decrease was primarily related to a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities, which was partially offset by an increase in legal and consulting fees, mostly stemming from our recent proxy contest.
Towers operating profit (loss) for the first nine months of 2024 decreased by $56 million, or 2%, from the same period in the prior year as a result of the previously-mentioned decreases in both Towers site rental gross margin and Towers services and other gross margin which were partially offset by a decrease in Towers selling, general and administrative expenses following the 2023 Restructuring Plan.
Fiber operating profit (loss) for the first nine months of 2024 decreased by $152 million, or 15%, from the same period in the prior year as a result of the previously-mentioned decrease in both Fiber site rental gross margin and Fiber services and other gross margin.
Depreciation, amortization and accretion was $1.3 billion for the first nine months of 2024 and decreased by $14 million, or 1%, from the same period in the prior year. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
Restructuring charges in connection with the Restructuring Plans were $104 million for the first nine months of 2024 and increased by $32 million, or 44%, from the same period in the prior year. This increase primarily resulted from an increase in office closure costs in connection with the 2024 Restructuring Plan, when compared to the 2023 Restructuring Plan. This increase was partially offset by lower employee headcount reduction charges in connection with the 2024 Restructuring Plan, when compared to the 2023 Restructuring Plan. See note 12 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $692 million for the first nine months of 2024 and increased by $65 million, or 10%, from $627 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 4 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $19 million for the first nine months of 2024 and decreased by $2 million or 10%, from $21 million during the same period in the prior year For both periods, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 6 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2023 Form 10-K.
Net income (loss) was $865 million for the first nine months of 2024 compared to $1.1 billion during the first nine months of 2023. The decrease was primarily related to the previously-mentioned decrease in Towers and Fiber operating profits, the previously-mentioned increases in restructuring charges and interest expense and amortization of deferred financing costs, while being partially offset by the previously-mentioned decrease in selling, general and administrative expenses.
Adjusted EBITDA decreased by $222 million, or 7%, from the first nine months of 2023 to the first nine months of 2024, reflecting the previously-mentioned decreases in Towers and Fiber operating profits.
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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. We target a leverage ratio of approximately five times Adjusted EBITDA, subject to various factors, such as the availability and cost of capital and the potential long-term return on our discretionary investments. We may choose to increase or decrease our leverage from this target for various periods of time. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $1.1 billion outstanding as of October 28, 2024, (2) the 1.350% senior unsecured notes due July 2025 ("1.350% Senior Notes") and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 6 to our condensed consolidated financial statements and also the 2023 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2024. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 4 to our condensed consolidated financial statements for additional information regarding our debt as well as note 9 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$371
Undrawn 2016 Revolver availability(b)	6,960
Debt and other long-term obligations (current and non-current)	24,063
Total equity	5,296

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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $1.9 billion (consisting of Commercial Paper Notes, the 1.350% Senior Notes and principal payments on certain outstanding debt), (2) cumulative common stock dividend payments expected to be at least $6.26 per share, or an aggregate amount of approximately $2.7 billion (see "Item 2. MD&A—Highlights of Business Fundamentals and Results") and (3) capital expenditures. We currently expect to refinance the Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further discussion.
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

Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2024	2023	Change
Operating activities	$2,066	$2,258	$(192)
Investing activities	(947)	(1,155)	208
Financing activities	(1,028)	(1,141)	113
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$91	$(38)	$129
Operating Activities
Net cash provided by operating activities of $2.1 billion for the first nine months of 2024 decreased by $192 million, or 9%, compared to the first nine months of 2023, due primarily to the aforementioned decrease in Towers operating profit, the reduction in Fiber site rental revenues related to the absence of Sprint Cancellation payments, and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $947 million for the first nine months of 2024 decreased by $208 million, or 18%, from the first nine months of 2023 primarily as a result of a decrease in discretionary capital expenditures in both our Towers and Fiber segments and a decrease in payments for acquisitions in our Towers segment.
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

A summary of our capital expenditures for the nine months ended September 30, 2024 and 2023 is as follows:

	For the Nine Months Ended
	September 30, 2024				September 30, 2023
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$51	$769	$16	$836	$101	$843	$17	$961
Purchases of land interests	38	—	—	38	51	—	—	51
Sustaining	7	50	15	72	8	29	18	55
Total	$96	$819	$31	$946	$160	$872	$35	$1,067

(a)Towers segment includes $10 million and $27 million of capital expenditures incurred during the nine months ended September 30, 2024 and 2023, respectively, in connection with tenant installations and upgrades on our towers.
The reduction in discretionary capital expenditures for the Fiber segment was primarily related to the higher return thresholds on new growth opportunities that were enacted following the Fiber operating review completed in the second quarter of 2024 while the discretionary capital expenditures for the Towers segment were primarily impacted by the timing of Towers tenant activity during the first nine months of 2024 compared to the same period in 2023. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2024 capital expenditures.
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
Net cash used for financing activities of $1.0 billion for the first nine months of 2024 decreased by $113 million from the first nine months of 2023 as a result of the net impact from our issuances and repayments of debt (including with respect to our 2016 Credit Facility and CP Program). See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 4 and 9 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of October 28, 2024, there was no outstanding balance and $7.0 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 4 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of October 28, 2024, there was $1.1 billion outstanding under our CP Program. See note 4 to our condensed consolidated financial statements for further information regarding our CP Program.
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
In March 2024, we established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2024 ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2024 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2024 ATM Program.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$303	$265	$865	$1,139
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	15	8	24	30
Acquisition and integration costs	—	—	—	1
Depreciation, amortization and accretion	432	439	1,301	1,315
Restructuring charges	48	72	104	72
Amortization of prepaid lease purchase price adjustments	4	4	12	12
Interest expense and amortization of deferred financing costs, net	236	217	692	627
Interest income	(6)	(3)	(14)	(10)
Other (income) expense	6	—	5	4
(Benefit) provision for income taxes	5	7	19	21
Stock-based compensation expense, net	30	36	108	126
Adjusted EBITDA(a)	$1,075	$1,047	$3,117	$3,339

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
Interest Rate Risk
Our interest rate risk as of September 30, 2024 relates primarily to the impact of interest rate movements on the following:
•our $2.4 billion of floating rate debt as of September 30, 2024, which represented approximately 10% of our total debt as of September 30, 2024; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve repeatedly raised the federal funds rate, which has adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. Recently, the Federal Reserve has started to loosen its monetary policy by lowering the federal funds rate; however, any prolonged period of elevated interest rates or further increases to interest rates could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2023 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2024, we had $2.4 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $6 million.
Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2024. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 4 and 5 to our condensed consolidated financial statements and the 2023 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2024		2025	2026	2027	2028	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$13		$549	$2,695	$2,290	$2,634	$13,605	$21,786	$20,456
Average interest rate(b)(c)(d)	4.4%		1.6%	3.0%	3.5%	4.5%	4.4%	4.0%
Variable rate(e)	$1,327	(f)	$60	$90	$966	$—	$—	$2,443	$2,443
Average interest rate(e)	5.6%		4.8%	4.4%	4.4%	—%	—%	5.0%

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
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of September 30, 2024, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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

ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Amended and Restated By-Laws of Crown Castle Inc., dated December 19, 2023	8-K	001-16441	December 20, 2023	3.1
4.1	Eleventh Supplemental Indenture dated August 12, 2024 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.900% Senior Notes due 2029 and 5.200% Senior Notes due 2034	8-K	001-16441	August 12, 2024	4.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	October 30, 2024	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2024	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)