Form 10-K
period 2024-12-31
CROWN CASTLE INC.
filed 2025-03-14
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $42.4 billion as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $97.70 per share.
Applicable Only to Corporate Registrants
As of March 12, 2025, there were 435,431,269 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2025 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

CROWN CASTLE INC.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2024 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements.
Examples of forward-looking statements include our full year 2025 outlook and plans, projections, expectations and estimates regarding (1) our strategy, the value of our business model and the demand for our communications infrastructure, (2) the growth potential of the U.S. market for shared communications infrastructure, (3) growth in the communications infrastructure industry, (4) demand for data and factors driving such demand, (5) the duration of our construction projects, (6) tenants' investment in wireless networks, (7) use of high-bandwidth applications, (8) our ability to service our debt and comply with debt covenants, (9) the level of commitment under our debt instruments, (10) our ability to remain qualified as a real estate investment trust ("REIT"), (11) site rental revenues, including the growth thereof, (12) sources and uses of liquidity, (13) impact from the Sprint cancellations (as defined below), (14) drivers of cash flow growth, (15) our competitive advantage, (16) our dividend policy and the timing, amount (including any increase or decrease), payment or tax characterization of our dividends, (17) discretionary and sustaining capital expenditures and expansion of our business, (18) impact of elevated interest rates, (19) the growth in our business and its driving factors, (20) our ESG (as defined below) goals, including carbon neutrality, (21) non-renewals, (22) restructuring activities and the cost reductions, charges, payments, scope, actions and savings associated therewith, including timing, amounts, and impact, (23) Fiber strategic review, (24) impacts of small cell node cancellations, (25) small cell nodes backlog and deployment, including timing of small cell deployments, (26) actions by activist stockholders and the impact therefrom, (27) the impacts to our business and results stemming from the changes to our strategy and operating plans as a result of the Fiber operating review, including with respect to Fiber capital investments, revenues and cash flows, (28) the valuation of the Fiber segment in connection with the goodwill impairment charge, (29) the Strategic Fiber Agreement and Strategic Fiber Transaction (each as defined below) and pending sale of our Fiber Business (as defined below), including the timing, completion and scope thereof, the potential impacts on our business and results, and the activities and loss associated therewith, (30) the impacts stemming from changes to our capital allocation framework, including an anticipated decrease of our dividend, and (31) maintenance of an investment grade credit profile. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2024 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2024 Form 10-K refer to Crown Castle Inc. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCI"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I
Item 1.    Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 105,000 small cell nodes either currently generating revenue or under contract and (3) approximately 90,000 route miles of fiber primarily supporting small cells and fiber solutions. We refer to our towers, small cells and fiber assets collectively as "communications infrastructure," and, at times, to our customers on our communications infrastructure as "tenants." Our operating segments consist of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions.
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell our Fiber segment, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cell business ("Strategic Fiber Transaction"). Under the agreement, we will receive $8.5 billion in aggregate, subject to certain closing adjustments. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and regulatory approvals.

The Fiber Business did not meet the criteria for assets held for sale as of December 31, 2024, and therefore remains presented as a component of continuing operations. As a result, this document, unless otherwise noted, does not contemplate the planned sale of the Fiber Business. Following the announcement of the Strategic Fiber Transaction and beginning with the Company's filing of Form 10-Q for the quarter ended March 31, 2025, the Fiber Business will be presented as a discontinued operation, and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. Upon classification as held for sale, we expect to recognize a loss of between $700 and $800 million, inclusive of estimated transaction fees.
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
Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs. We derive approximately 40% of our towers site rental gross margin from towers located on land that we own, including through fee interests and perpetual easements, and we derive approximately 60% of our towers site rental gross margin from towers located on land that we lease, sublease, manage or license. The contracts for the land under our towers have an average total remaining life of approximately 35 years (including all renewal terms exercisable at our option), weighted based on towers site rental gross margin. The majority of our small cells and fiber assets are located in major metropolitan areas, including a presence in most major U.S. markets. The vast majority of our fiber assets are located on public rights-of-way.
Our largest tenants are T-Mobile, AT&T and Verizon Wireless, which collectively accounted for approximately three-fourths of our 2024 consolidated site rental revenues. See note 14 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 97% of our 2024 consolidated net revenues, of which 67% and 33% were from our Towers segment and Fiber segment, respectively. Within our Fiber segment, 66% and 34% of our 2024 site rental revenues related to fiber solutions and small cells, respectively. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. See "Item 1. Business—The Company" for further information. As of December 31, 2024, exclusive of renewals exercisable at the tenants' option, our tenant contracts had a weighted-average remaining life of approximately six years and represented $35.9 billion of expected future cash inflows.

As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, predominately consisting of pre-construction site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services").
See note 16 to our consolidated financial statements for a discussion of the July 2023 restructuring ("2023 Restructuring Plan"), which included discontinuing tenant equipment installations and subsequent augmentations (collectively, "installation services") as a Towers product offering and (2) the June 2024 restructuring plan ("2024 Restructuring Plan," and together with the 2023 Restructuring Plan, "Restructuring Plans").
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
To remain qualified and be taxed as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our net operating loss carryforwards "NOLs" (determined without regard to the dividends paid deduction and excluding net capital gain) (see notes 2 and 9 to our consolidated financial statements). Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See "Item 1A. Risk Factors" for risks associated with our REIT status.
Industry Overview
Consumer demand for data continues to grow due to increases in data consumption and increased penetration of bandwidth-intensive devices. This increase in data consumption is driven by factors such as growth in (1) mobile entertainment (such as mobile video, mobile applications and social networking), (2) mobile internet usage (supporting web browsing and trends in telehealth, remote working, online learning and other remote communications), (3) machine-to-machine applications or the "Internet of Things" (such as connected cars and wearables), and (4) the adoption of other bandwidth-intensive applications (such as cloud services, artificial intelligence and video communications). As a result, consumer wireless devices are trending toward bandwidth-intensive devices, including smartphones, laptops, tablets and other emerging and embedded devices, and U.S. wireless carriers are among the first carriers in the world to offer commercial 5th Generation ("5G") mobile cellular communications services to further support such growth.
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
Our Towers tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 98% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See "Item 1A. Risk Factors" for additional information regarding higher non-renewals (which we define as the reduction in site rental revenues as a result of tenant churn, terminations and, in limited circumstances, reductions of existing lease rates) expected as a result of the T-Mobile and Sprint network consolidation. See note 3 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options as of December 31, 2024.
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
As of December 31, 2024, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower was approximately 2.4.
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
Approximately 40% of our site rental costs of operations consists of Towers ground lease expenses, and the remainder primarily includes fiber access expenses (primarily leases of fiber assets and other access agreements to facilitate our communications infrastructure), repairs and maintenance, employee compensation or related benefit costs, property taxes, and utilities. Assuming current leasing activity levels, our cash operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing communications infrastructure at a low incremental operating cost, delivering high incremental returns to our business. Once constructed, our communications infrastructure requires minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically between 1% and 2% of net revenues. See note 13 to our consolidated financial statements for a tabular presentation of the rental payments we owe to landlords pursuant to our operating lease agreements.
Services. As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to pre-construction site development services in our Towers segment. See note 16 to our consolidated financial statements for a discussion of the July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. In 2024, our services and other revenues primarily related to site development services. We seek to grow our services revenues by capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We do not always provide the site development services for our tenants on our communications infrastructure as other service providers also provide these services (see also "—Competition" below). Typically, our site development services are non-recurring and are billed on a fixed fee basis, and the terms and pricing of site development services are negotiated separately from our tenant contracts.
Customers. Our Towers customers are primarily comprised of large wireless carriers that operate national networks.
Our Fiber customers generally consist of large wireless carriers and organizations with high-bandwidth and multi-location demands, such as enterprise (including healthcare and financial), wholesale, government and education institutions.
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately three-fourths of our 2024 site rental revenues. See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 14 to our consolidated financial statements. For 2024, our site rental revenues by tenant were as follows:
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
Environmental, Social and Governance ("ESG")
Our shared communications infrastructure model results in the use of fewer resources, including water, energy, metals and other materials, than would otherwise be needed to construct and maintain communications infrastructure under a single-tenant infrastructure model. We are committed to operating responsibly and ethically and considering social and environmental impacts as we make business decisions. We currently maintain annual sustainability targets in our senior unsecured credit facility. Further, we have a goal to be carbon neutral for 2025 in Scope 1 and 2 emissions by continuing to invest in energy reduction initiatives, sourcing renewable energy, and, to a lesser extent, utilizing carbon credits or offsets. We plan to continue investing in projects that are both good for our business and good for the environment.
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
Additional information regarding our sustainability initiatives and progress is also available through the Investors section of our website at https://investor.crowncastle.com. The information on our website, including our ESG Reports, is not, and shall not be deemed to be, incorporated by reference into this 2024 Form 10-K or any other filings with the SEC unless expressly noted in any such other filings.
Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. As of January 31, 2025, we employed approximately 3,900 people, all of whom were based in the U.S. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our stockholders. We also periodically conduct company-wide employee surveys to help us understand how they feel about working at our company and track the results to inform our human capital strategies. We focus on building and retaining a strong and innovative workforce with a variety of backgrounds, experiences and points of view.
The well-being of our employees is a crucial element of our safety culture, employee engagement and productivity. We offer a comprehensive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, mental health benefits, parental and family leave, holiday and paid time off and tuition assistance. We further invest in our employees' professional growth and development by providing resources and opportunities to hone their skills and expand their subject-matter expertise, which empowers them to advance their careers and enables our business to prosper.
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. See "Item 1A. Risk Factors" and note 16 to our consolidated financial statements for further discussion of our Restructuring Plans, which resulted in a reduction of total employee headcount.

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
In addition, our Corporate Governance Guidelines, Proper Business Practices and Ethics Policy, Financial Code of Ethics, and the charters of our Audit Committee, Compensation and Human Capital Committee and Nominating, Environmental, Social and Governance Committee are available through the Investors section of our website at https://investor.crowncastle.com, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the Business Practices and Ethics Policy and Financial Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

Summary of Risk Factors
The following summarizes our material risk factors. However, this summary is not intended to be a comprehensive and complete list of all risk factors identified by the Company. Refer to the following pages of this section for additional details regarding these summarized risk factors.

Risks Relating to Our Business and Industry:
•Our business depends on the demand for our communications infrastructure (including towers, small cells and fiber), driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services).
•A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues, reduce demand for our communications infrastructure and services and impact our dividend per share growth.
•The expansion or development of our business, including through acquisitions, increased product offerings or other strategic opportunities, may cause disruptions in our business, which may have an adverse effect on our business, operations or financial results.
•Our Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
•Failure to timely, efficiently and safely execute on our construction projects could adversely affect our business.
•New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
•If we fail to retain rights to our communications infrastructure, including the rights to land under our towers and the right-of-way and other agreements related to our small cells and fiber, our business may be adversely affected.
•Our services business has historically experienced significant volatility in demand, which reduces the predictability of our results.
•As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
•New wireless technologies may not deploy or be adopted by tenants as rapidly or in the manner projected.
•If radio frequency emissions from wireless handsets or equipment on our communications infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs or revenues.
•Cybersecurity breaches or other information technology disruptions could adversely affect our operations, business, and reputation.
•Our business may be adversely impacted by climate-related events, natural disasters, including wildfires, and other unforeseen events.
•Our focus on and disclosure of our ESG position, metrics, strategy, goals and initiatives expose us to potential litigation or regulatory action and other adverse effects to our business.
•Failure to attract, recruit and retain qualified and experienced employees could adversely affect our business, operations and costs.
•Changes to management, including turnover of our top executives, could have an adverse effect on our business.
•Actions that we are taking, or have completed, to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
•Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or stock price.

Risks Relating to Our Pending Sale of the Fiber Business:
•The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.
•Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed.
•The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
Risks Relating to Our Debt and Equity
•Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
•We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets, possibly on unfavorable terms, to meet our debt payment obligations.
•Sales or issuances of a substantial number of shares of our common stock or securities convertible into shares of our common stock may adversely affect the market price of our common stock.
•Certain provisions of our restated certificate of incorporation ("Charter") and second amended and restated by-laws, as amended ("By-laws") and operative agreements, and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
Risks Relating to Corporate Compliance
•If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
Risks Relating to Our REIT Status
•Future dividend payments to our stockholders will reduce the availability of our cash on hand available to fund future discretionary investments, and may result in a need to incur indebtedness or issue equity securities to fund growth opportunities. In such event, the then current economic, credit market or equity market conditions will impact the availability or cost of such financing, which may hinder our ability to grow our per share results of operations.
•Remaining qualified to be taxed as a REIT involves highly technical and complex provisions of the Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends to stockholders when computing our taxable income, thereby increasing our tax obligations and reducing our available cash.
•Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
•REIT related ownership limitations and transfer restrictions may prevent or restrict certain transfers of our capital stock.

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
The amount, timing, and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in tenant network investment typically impact the demand for our communications infrastructure. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies, or change in plans to expand coverage or capacity may reduce demand for our communications infrastructure. As part of our announced plans to enhance returns in the Fiber segment, during the fourth quarter of 2024, we completed discussions with certain of our tenants regarding approximately 7,000 previously-identified greenfield small cell nodes in our contracted backlog that both parties mutually agreed to cancel. These cancellations resulted in a $106 million asset write-down charge in the fourth quarter of 2024.
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
On January 6, 2022, we entered into an agreement with T-Mobile that addressed the T-Mobile and Sprint network consolidation. We anticipate that this consolidation will result in approximately $200 million in Towers non-renewals in 2025, with additional non-renewals from this agreement, which we expect to fall within our historical non-renewal range of 1% to 2% of Towers annual site rental revenues, to occur each year through 2034. We expect an additional impact of approximately $45 million in aggregate Fiber non-renewals to occur in 2025 and in subsequent years.
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
•temporarily decrease the volume of our business;
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

Our Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
Over the last decade, we have allocated a significant amount of capital to our Fiber business, which is a much less mature business for us than our Towers business. Our Fiber segment represented 33% and 34% of our site rental revenues for the years ended December 31, 2024 and 2023, respectively. The business model for our Fiber operations contains certain differences from our business model for our Towers operations, including those relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, labor costs, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements, government regulations, growth rates and applicable laws.
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
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions has been lower or slower than we anticipated, and may continue to be lower or slower, or may cease to exist altogether. For example, our tenants have initially focused on utilizing towers in the first phase of deploying their 5G networks, which has led to delays in some of our small cell deployments. We anticipate that these delays will be temporary, as our tenants plan for the next phase of their 5G network deployment which we believe will require small cells at scale. Our Fiber operations also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including those stemming from the deployment, location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware. See "—The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.", "—Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed.", "—The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price." and "—Our business depends on the demand for our communications infrastructure (including towers, small cells and fiber), driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services.)", for discussions of the Strategic Fiber Transaction and the potential impact to the growth of our Fiber segment as well as the previously announced small cell node cancellations.
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
Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Our failure to perform timely and in accordance with the performance criteria exposes us to penalties specified in the contract or possible litigation. We often experience unforeseen delays from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. We may also experience unforeseen delays and increased project costs as a result of labor shortages, which may impact the availability of contractors to work on our construction projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
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
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our towers site rental gross margin for the year ended December 31, 2024 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2024, approximately 54% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2024 is as follows:
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
•32% of our towers are leased or subleased or operated and managed under master leases, subleases or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and we have the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin. We have the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of our towers under master leases, subleases, and other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $385 million, which payments, if such option is exercised, would be due prior to 2032 (less than $12 million would be due before 2029).
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

During both 2023 and 2024, due primarily to our discontinuation of installation services as a Towers product offering previously announced in July 2023, services and other revenues decreased by 36% and 53%, respectively, when compared to years ended December 31, 2022 and 2023, respectively. We continue to offer site development services on our towers. See note 16 to our consolidated financial statements and "Item 7. MD&A—General Overview—Highlights of Business Fundamentals and Results" for further discussion of our 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of existing towers, small cells or fiber), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins, or maintain or increase our market share. In addition, competition (primarily in our fiber solutions business) may, in certain circumstances, cause us to renegotiate certain existing tenant contracts to avoid early contract terminations. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber (including non-traditional competitors such as cable providers) or small cells, (2) tenants who elect to self-perform and (3) new alternative deployment methods for communications infrastructure.
Our Fiber business generally has different competitors than those in our Towers business, including other owners of fiber, as well as new entrants into small cells and fiber solutions, some of which may have larger networks, greater financial resources or more experience in managing such assets than we have. The level of non-renewals associated with fiber solutions is generally higher than that of Towers and small cells.
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
Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our cybersecurity or information technology, or that of our cloud- or internet-based service providers, occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These threats can arise from external parties, such as cyber terrorists or nation-state actors, as well as insiders, such as our employees or contractors, who knowingly or unknowingly engage in or enable malicious cyber activities. In addition, our acquisitions, both past and future, may alter our potential exposure to the risks described above. While we maintain insurance that includes coverage in the event of cybersecurity or other information technology breaches, there can be no assurances that such coverage will be adequate to cover exposure from such incidents.
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
Our focus on and disclosure of our ESG position, metrics, strategy, goals and initiatives expose us to potential litigation or regulatory action and other adverse effects to our business.
In recent years, certain of our investors, tenants, employees and other stakeholders have increased their focus on ESG matters and disclosure. In response, we have published ESG reports and related materials and made other public announcements regarding our ESG position, initiatives and goals. Our ESG metrics, initiatives and goals, and progress against those goals, may be based on standards that are still developing and that may not be uniformly adopted or applied by other companies, processes and internal controls that continue to evolve, potentially missing or deficient third-party data, wide range of acceptable estimation techniques, and estimates and assumptions that are subject to a greater degree of uncertainty and may change more frequently than those underlying our financial metrics. Our ESG initiatives and goals may be difficult to implement, may lead to increased scrutiny by policymakers and stakeholders, may be contrary to interests of other stakeholders and may increase operating costs and result in changes to certain of our operations, assets and processes.
In addition, we are subject to, and may become subject to additional, climate change-based and other ESG-related laws, regulations and policies, with varying scopes and complexity, such as the SEC's climate-related disclosure rules and the State of California's carbon and climate disclosure laws, that have increased, and could further increase, compliance burdens and associated costs. Applicable laws, regulations and policies in some jurisdictions may conflict with those in other jurisdictions. In addition, regulators may interpret and apply laws, regulations and policies in a manner inconsistent with previous interpretation and application. Failure to comply with any legislation, regulation or policy, including as a result of good faith interpretations that may differ from those taken by the relevant enforcement authorities, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes.
Our focus and disclosure of our ESG goals and initiatives – including achievement of or failure to achieve such goals and initiatives, accurately reporting our metrics or adherence to prior public statements – exposes us to potential litigation or regulatory action, which may materially adversely affect our business, results of operations, financial condition and stock price.
Failure to attract, recruit and retain qualified and experienced employees could adversely affect our business, operations and costs.
Our ability to sustain and grow our business and execute on our strategy requires us, in part, to attract, recruit and retain qualified and experienced employees, including key management personnel and other talent. We have encountered a competitive labor market for experienced talent in our industry due, in part, to macroeconomic conditions. Our stock price performance has caused, and may continue to cause, a failure to achieve certain metrics on which vesting of our performance-based equity awards is based. If our total compensation package is not viewed as competitive, our ability to successfully attract, recruit and retain key employees could adversely impact our business, operations, and costs, which could result in the loss of institutional knowledge and expertise of departing employees.
We have recently experienced, and may continue to experience, the departure of key management personnel, as well as the elimination and consolidation of roles and responsibilities. See "—Changes to management, including turnover of our top executives, could have an adverse effect on our business.", "—Actions that we are taking, or have completed, to restructure our business in alignment with our strategic priorities may not be as effective as anticipated." and "— The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position." for a discussion of the Strategic Fiber Transaction, recent management changes and the reductions in our workforce in 2023 and 2024, and the potential adverse impact on our workforce therefrom.
Changes to management, including turnover of our top executives, could have an adverse effect on our business.
Our business has experienced, and may continue to experience, significant executive management changes, including the consolidation of roles and responsibilities. In December 2023, we announced the retirement of Jay A. Brown, our President and Chief Executive Officer ("CEO") and the appointment of Anthony J. Melone, a member of our board of directors, to serve as interim President and CEO. In April 2024, Steven J. Moskowitz was appointed as President and CEO. Additionally, in January 2025, we announced that Daniel K. Schlanger would cease serving as our Executive Vice President and Chief Financial Officer, effective March 2025. We also have experienced and may continue to experience the departure and transition of other members of our executive management team.
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
Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Our executive officers are at-will employees; as such, their employment with us could terminate at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.
Actions that we are taking, or have completed, to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In July 2023, we initiated the 2023 Restructuring Plan as part of our efforts to reduce costs to better align our operational needs with lower tower activity. The 2023 Restructuring Plan included reducing our total employee headcount by approximately 15%, discontinuing installation services as a Towers product offering, and consolidating office space. As a result of the foregoing actions, we incurred $85 million and $9 million of restructuring charges in 2023 and 2024, respectively. The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024, while the payments for the employee headcount reduction were substantially completed by December 31, 2024. The remaining payments for the office space consolidation will be completed in 2032.
In June 2024, we initiated the 2024 Restructuring Plan as part of our efforts to drive operational efficiencies and reduce operating costs and capital expenditures, with a primary focus on our Fiber segment. As a result, we announced a reduction of our total employee headcount by more than 10% and the closing of certain offices. Related to the actions undertaken for the 2024 Restructuring Plan, we incurred $100 million of restructuring charges in 2024. The actions associated with the 2024 Restructuring Plan and related charges were substantially completed and recorded by December 31, 2024, while the payments are expected to be completed for the employee headcount reduction in 2025 and office closures in 2033.
In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the execution of these actions. We have made certain assumptions in estimating the anticipated savings we expect to achieve under the Restructuring Plans, which include the estimated savings from the elimination of certain headcount and the consolidation and closure of office space. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from the Restructuring Plans is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As such, we may not realize, in full or in part, or sustain, the anticipated benefits from the Restructuring Plans or do so within the expected time frame, and anticipated benefits may not be adequate to meet our long-term profitability and operational expectations.
Furthermore, the Restructuring Plans may result in unintended consequences, including:
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
If we experience any of these adverse consequences, the Restructuring Plans and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or stock price.
We have been, and may in the future be, subject to activities initiated by activist stockholders. In December 2023, we entered into a Cooperation Agreement ("Cooperation Agreement") with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (collectively, "Elliott"). Pursuant to the Cooperation Agreement, we agreed, among other things, (1) to promptly appoint Jason Genrich and Sunit Patel as members of the board of directors, with an initial term that expired at our 2024 Annual Meeting of Stockholders ("2024 Annual Meeting"), (2) to establish a Fiber Review Committee to conduct a strategic and operational review of our Fiber business and (3) to establish a CEO Search Committee to conduct a search for the next CEO of our company.
On March 3, 2024, we entered into an amendment to the Cooperation Agreement with Elliott, which, among other things, (1) eliminated limitations on the size of our board of directors, the Fiber Review Committee and the CEO Search Committee, (2) provided that Elliott and certain of its affiliates would vote pro rata in accordance with the vote of other stockholders at the 2024 Annual Meeting, subject to certain exceptions, and (3) provided our board of directors could change its recommendation and cease soliciting proxies in favor of Messrs. Genrich or Patel if it first made a determination that its fiduciary duties required it to do so. Messrs. Genrich and Patel were subsequently reelected to serve until our 2025 Annual Meeting of Stockholders. The operational review of our Fiber business and the search for the next CEO of our company concluded during 2024, and the strategic review of our Fiber business concluded in 2025 with our entry into the Strategic Fiber Agreement. See "—The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.", "—Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed." and "—The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price." for a discussion of the Strategic Fiber Transaction. The Cooperation Agreement, as amended, remains in effect.
We strive to maintain constructive, ongoing communications with all stockholders, and we welcome constructive input from all stockholders toward the shared goal of enhancing long-term stockholder value. Nonetheless, we may not be successful in engaging constructively with one or more stockholders, and any resulting activist campaign that contests, or seeks to change, our strategic direction or business mix (for example, our proxy contest in 2024 with Boots Capital) could have an adverse effect on us because: (1) responding to actions by activist stockholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our board of directors or management from the pursuit of business strategies, which could adversely affect our results of operations or financial condition; (2) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability, or lack of continuity, any of which may be exploited by our competitors, cause concern to our current or potential customers and vendors, cause concern in the minds of our employees and make it more difficult to attract and retain qualified personnel; and (3) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Risks Relating to Our Pending Sale of the Fiber Business
The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.
On March 13, 2025, we signed the Strategic Fiber Agreement to sell all of our Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cell business. The pending sale of the Fiber Business may have an adverse effect on our operating results if our customers delay, defer, or cancel work with us pending completion of the Strategic Fiber Transaction.
We are subject to additional risks in connection with the pendency of the proposed Strategic Fiber Transaction, including:
•Parties with which we do business may be uncertain as to the effects the transaction may have on them, including with respect to current or future business relationships with us, and these relationships may be subject to disruption as customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, as applicable, or consider entering into business relationships with parties other than us. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the consummation of the transaction or termination of the Strategic Fiber Agreement;
•The restrictions and requirements imposed on our business and operations pursuant to certain covenants set forth in the Strategic Fiber Agreement and ancillary transaction agreements obligate us to generally conduct our business in a commercially reasonable manner and in all material respects in the ordinary course of business consistent with past practice and may prevent us from pursuing certain opportunities, entering into certain contracts with customers and suppliers, or taking certain other actions without Zayo’s and/or EQT's approval;
•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our operations could suffer due to employee attrition or a reduction in employee productivity as a result of this uncertainty; and
•The pursuit and planning for the transaction have placed and will continue to place a significant burden on management and other internal resources and may divert management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.
See "—The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price." below for a discussion of risks associated with the potential failure to complete the planned sale of the Fiber Business.

Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed.
The Strategic Fiber Agreement contains closing conditions and requirements with which we must comply pending the closing of the Strategic Fiber Transaction, including (1) obtaining regulatory approvals from certain U.S. regulatory and governmental authorities, including various consents, clearances under antitrust statutes, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), and (2) separating each of the fiber solutions and small cell businesses from our current operations, in accordance with the terms of the Strategic Fiber Agreement.
In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the transaction on competition within their relevant jurisdiction. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Zayo, EQT and us. Such conditions, any such negotiations and the process of obtaining regulatory approvals could have the effect of delaying or preventing consummation of the transaction.
The separation and conveyance of each of the fiber solutions and small cells businesses from our current operations to the respective purchaser in connection with the Strategic Fiber Transaction poses significant challenges, including division and allocation of assets, information technology, contracts and employees relating to each of the applicable businesses.
If any of these conditions, certain of which may not be within our control, are not satisfied or waived, the Strategic Fiber Agreement may be terminated, or the Strategic Fiber Transaction may not close.
The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
The Strategic Fiber Transaction, which is expected to close in the first half of 2026, is subject to the satisfaction or waiver of certain closing conditions, and there is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including as a result of the failure to satisfy any requisite closing condition in the Strategic Fiber Agreement, potential future stockholder litigation and other legal and regulatory proceedings.
If the Strategic Fiber Transaction does not close, we may suffer consequences that could adversely affect our ongoing and future business, financial condition, operating results, cash flows and stock price, and our stockholders would be exposed to additional risks, including for example:
•To the extent that the current market price of our stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease;
•Investor confidence in us could decline and stockholder litigation could be brought against us;
•We have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover, and devoted substantial commitments of time and resources by our management and employees, which could have otherwise been devoted to day-to-day operations and other opportunities that could have been beneficial to us as an independent company; and
•There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is delayed or not consummated.
Risks Relating to Our Debt and Equity
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
We have a substantial amount of indebtedness (approximately $23.8 billion as of March 12, 2025). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
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

From March 2022 until recently, the Federal Reserve repeatedly raised the federal funds rate, which adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. As of March 12, 2025, approximately 9% of our outstanding indebtedness consisted of variable interest rates. Such variable interest debt had a weighted average rate of 5.2% as of March 12, 2025, compared to 6.5%, 5.4% and 1.1% as of December 31, 2023, 2022 and 2021, respectively. Recently, the Federal Reserve has started to loosen its monetary policy by lowering the federal funds rate; however, any prolonged period of elevated interest rates or further increases to interest rates on such debt could continue to adversely impact our financial results and our ability to meet our dividend growth targets, strategically deploy our capital or execute our business plan. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of our interest rate risk.
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
We have a substantial amount of indebtedness, which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all. As of March 12, 2025, approximately 55% of our fixed rate debt, with a weighted average interest rate of 3.8%, is scheduled to mature over the next five years. If interest rates remain elevated or continue to increase, we may have to (1) refinance our maturing fixed rate debt at interest rates that exceed the current interest rates on such debt or (2) use our variable interest rate debt to repay such fixed rate debt, thereby increasing our exposure to interest rate fluctuations.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $7.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of March 12, 2025, had $7.0 billion of undrawn availability, or (3) our ability to issue the full amount of the $2.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of March 12, 2025, had $1.1 billion outstanding.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance strategic initiatives or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2024 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of March 12, 2025, we had $750 million of gross sales of common stock remaining under our 2024 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 10 to our consolidated financial statements. As of March 12, 2025, we had approximately 435 million shares of common stock outstanding.
We have reserved an aggregate of approximately 15 million shares of common stock for issuance in connection with awards granted under our stock compensation plans.
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
Certain provisions of our Charter and By-laws and operative agreements, and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
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
During each of the quarters in the year ended 2024, we paid a common stock dividend of $1.565 per share, totaling approximately $2.7 billion. We are updating our capital allocation framework to focus more on free cash flow generation and financial flexibility, which we currently expect to result in a reduction to our dividend, beginning with our expected second quarter 2025 dividend. As we grow cash flows thereafter, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors. See notes 10 and 17 to our consolidated financial statements.
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we are generally required to annually distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction, excluding net capital gain and after the utilization of any available NOLs) to our stockholders. Our quarterly cash common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See also "Item 1. Business—REIT Status" and "Item 7. MD&A—General Overview—Common Stock Dividend."
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
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See notes 10 and 17 to our consolidated financial statements. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.5 billion or other factors deemed relevant by our board of directors.
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
Certifications
We submitted the CEO certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 7, 2024 with no qualifications. We have included the certifications of our CEO and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this 2024 Form 10-K.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Our company maintains a comprehensive Information Security Program ("IS Program") focused on detection, assessment and mitigation of cybersecurity risks. Our dedicated enterprise security team, led by our Chief Information Security Officer ("CISO"), administers the IS Program and is responsible for identification, investigation and response to cyber threats and vulnerabilities. The enterprise security team also implements, manages, and assesses our company's cyber policies, standards and procedures, which leverage our team's expertise and the National Institute of Standards and Technology Cybersecurity Framework. We have developed an incident response plan to handle suspected loss of, or unauthorized access to, information. We regularly conduct tabletop exercises, red team exercises, simulations, and other exercises to evaluate the effectiveness of our IS Program and to position our company for a coordinated, strategic response in the event of an actual security incident. All employees are required to complete cybersecurity trainings and employees in higher-risk roles are required to complete additional customized training tailored to address their specific risk exposure. Our Security Operations Center ("SOC"), which operates 24 hours a day, 365 days a year, is designed to provide visibility of security events across our Company and a mechanism for swiftly addressing cyber threats before they compromise data security. Through a combination of a threat management platform and our team of cybersecurity specialists, our SOC continuously monitors and proactively isolates and analyzes cybersecurity alerts to help us address cybersecurity risks.

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

Our CISO reports directly to our Executive Vice President and Chief Information Officer ("CIO"), who reports to our CEO. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication with and reporting from the enterprise security team, many of whom hold cybersecurity certifications, and through the use of technological tools and software and results from third-party assessments. Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has over 25 years of cybersecurity experience, including having served as Chief Technology Officer/CISO and co-founder of two cybersecurity companies, during which time he provided cybersecurity consulting services to Fortune 500 companies and taught a digital and network forensics course at the National Computer Forensics Institute. Prior to joining our company, our CISO served as the Director of Security Services for a large network infrastructure company, and our CIO was responsible for network security policies, technology, and operations, including intrusion detection systems and conduct penetration testing, at another large public company. The CIO periodically reports to the Audit Committee regarding cybersecurity risk exposure and risk mitigation strategies. The board of directors also may review and assess cybersecurity risks in connection with its review of our company's mission critical risks.

While we have not, as of the date of this 2024 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See "Risk Factors" for more information on our cybersecurity risks.

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
Additionally, we own or lease approximately 90,000 route miles of fiber primarily supporting our (1) approximately 105,000 small cell nodes either currently generating revenue or under contract and (2) fiber solutions. The majority of our fiber assets are located in major metropolitan areas, including a presence in most major U.S. markets. Our small cells and fiber are typically located outdoors and are often attached to public right-of-way infrastructure, including utility poles or street lights.
See the following for further information regarding our communications infrastructure:
•"Item 1. Business—Overview" for information regarding our tower and fiber portfolios and the pending sale of the Fiber Business.
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
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In addition, we have offices throughout the U.S. in locations convenient for the management and operation of our communications infrastructure, with significant consideration being given to the amount of our communications infrastructure located in a particular area. We believe that our facilities are suitable and adequate to meet our anticipated needs. See "Item 1. Business—Overview" for further discussion of the pending sale of the Fiber Business, which includes the sale of certain of our office buildings.
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
As of March 12, 2025, there were approximately 540 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain).
We are updating our capital allocation framework to focus more on free cash flow generation and financial flexibility, which we currently expect to result in a reduction to our dividend, beginning with our expected second quarter 2025 dividend. As we grow cash flows thereafter, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors. based on then-current or anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited under certain circumstances by the terms of our debt instruments. See also "Item 1. Business—Overview," "Item 1. Business—REIT Status," "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 9 and 10 to our consolidated financial statements.

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2019 and ending December 31, 2024. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
2019
2020
2021
2022
2023
2024
Years Ended
Crown Castle Inc.
S&P 500 Market Index
FTSE NAREIT All Equity REITs Index

	Years Ended December 31,
Company/Market/Index	2019	2020	2021	2022	2023	2024
Crown Castle Inc.	$100.00	$115.61	$156.16	$105.39	$94.54	$79.04
S&P 500 Market Index	100.00	118.40	152.39	124.79	157.59	197.02
FTSE NAREIT All Equity REITs Index	100.00	94.88	134.06	100.62	112.04	117.56
The performance graph above and related text are being furnished solely to accompany this 2024 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
On March 13, 2025, management signed the Strategic Fiber Agreement to sell our Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cell business. Under the Strategic Fiber Agreement, we will receive $8.5 billion in aggregate, subject to certain closing adjustments. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and regulatory approvals. See "Item 1. Business—Overview" for further discussion of the pending sale of the Fiber Business.
The Fiber Business did not meet the criteria for assets held for sale as of December 31, 2024, and therefore remains presented as a component of continuing operations. As a result, this document, unless otherwise noted, does not contemplate the planned sale of the Fiber Business.
Highlights of Business Fundamentals and Results
•Site rental revenues represented 97% of our 2024 consolidated net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
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
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2024, we paid common stock dividends totaling approximately $2.7 billion.
•Investing capital efficiently to grow long-term dividends per share
◦We had discretionary capital expenditures of $1.1 billion for the year ended December 31, 2024, predominately resulting from the construction of new communications infrastructure and improvements to existing communications infrastructure in order to support additional tenants.
◦We expect to continue to construct and acquire new communications infrastructure based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time. See note 16 to our consolidated financial statements for a discussion of the 2024 Restructuring Plan, which resulted in, among other things, an increase in return thresholds on new growth opportunities in the Fiber segment and a reduction in Fiber segment capital expenditures for the year ended December 31, 2024.
•Site rental revenues under long-term tenant contracts
◦Our wireless tenant contracts have initial terms generally between five to 15 years with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.
◦Our fiber solutions tenant contracts' initial terms generally vary between one to 20 years.
◦As of December 31, 2024, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $35.9 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the year ended December 31, 2024, approximately three-fourths of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 14 to our consolidated financial statements for a further discussion of our largest customers.
•Majority of land under our towers under long-term control
◦For the year ended December 31, 2024, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Majority of our fiber assets are located in major metropolitan areas and are on public rights-of-way
•Minimal sustaining capital expenditure requirements
◦For the year ended December 31, 2024, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 7 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of December 31, 2024, our outstanding debt had a weighted average interest rate of 3.9% and weighted average maturity of approximately eight years (assuming anticipated repayment dates on certain debt).
◦As of December 31, 2024, 90% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•During 2024, we refinanced and extended the maturities of certain of our debt (see note 7 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions)
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.9 billion for the year ended December 31, 2024.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our communications infrastructure as a result of future anticipated additional demand for our communications infrastructure.
•When compared to full year 2023, full year 2024 results were impacted by a reduction of the small cell and fiber solutions lease cancellations ("Sprint Cancellations") related to the previously disclosed T-Mobile and Sprint network consolidation. For full year 2024, there was a reduction in cash payments related to Sprint Cancellations of $165 million to satisfy the remaining rental obligations. Additionally, $59 million in accelerated amortization of prepaid rent from the remaining deferred revenues was recognized for the year ended December 31, 2023 that did not recur for the year ended December 31, 2024.
•Restructuring Plan
◦In July 2023, we initiated the 2023 Restructuring Plan as part of our efforts to reduce costs to better align our operational needs with lower tower activity. See note 16 to our consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2023 Restructuring Plan.
◦In June 2024, we initiated the 2024 Restructuring Plan as part of our efforts to drive operational efficiencies, enhance returns by increasing return thresholds on new growth opportunities and reduce operating costs and capital expenditures, with a primary focus on our Fiber segment. See note 16 to our consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan.
•In December 2023, we announced a strategic and operating review of our Fiber business, and in the second quarter of 2024, we concluded our operating review and implemented changes to our operating plans and strategy based on the findings. Additionally, in March 2025, we concluded the strategic review following the announcement of the Strategic Fiber Transaction, as discussed above. See note 16 to our consolidated financial statements and "Item 2.

MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan and "Item 1. Business—Overview" for further discussion of the pending sale of the Fiber Business.
◦As part of the announced plans to enhance returns in the Fiber segment, during the fourth quarter of 2024 we completed discussions with certain of our tenants regarding approximately 7,000 previously-identified greenfield small cell nodes in our contracted backlog that we mutually agreed to cancel. We wrote off property and equipment deemed to have no alternative future use, and as a result, recognized approximately $106 million as "Asset write-down charges" on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024.
•Goodwill Impairment
◦Management performed its annual goodwill impairment test in the fourth quarter of 2024. The quantitative impairment test indicated that the carrying amount of our Fiber reporting unit exceeded its estimated fair value. As such, management recorded a goodwill impairment charge of $5.0 billion for the year ended December 31, 2024, resulting in no goodwill remaining for the Fiber reporting unit. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 5 to our consolidated financial statements.
Common Stock Dividend
During each of the quarters in the year ended 2024, we paid a common stock dividend of $1.565 per share, totaling approximately $2.7 billion. We are updating our capital allocation framework to focus more on free cash flow generation and financial flexibility, which we currently expect to result in a reduction to our dividend, beginning with our expected second quarter 2025 dividend. As we grow cash flows thereafter, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors. See notes 10 and 17 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•Beginning in the first quarter 2025, the Fiber Business will be presented as a discontinued operation, and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. Upon classification as held for sale in the first quarter of 2025, we expect to recognize a loss of between $700 and $800 million, inclusive of estimated transaction fees.
•We expect a year over year reduction in site rental revenues in our Towers segment related to (1) higher Towers non-renewals in 2025, which are expected to reduce site rental revenues by approximately $200 million as a result of the T-Mobile US, Inc. and Sprint network consolidation and (2) a decline in long-term deferred revenue amortization.
•As part of the aforementioned 2024 Restructuring Plan:
◦We expect to realize approximately $100 million annualized run-rate labor and facilities cost savings, of which approximately $65 million was realized in 2024. The remaining savings of approximately $35 million are expected to be realized in 2025, with $30 million expected in selling, general and administrative and $5 million in site rental costs of operations. See "Item 1A. Risk Factors" for a discussion of risks related to our restructuring activities.
•Notwithstanding the plan to sell our Fiber Business, we expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures until the closing of the Strategic Fiber Transaction.
•We also expect sustaining capital expenditures of approximately 1-2% of net revenues, including with respect to the Fiber Business, for full year 2025, relatively consistent with historical annual levels.

Results of Operations
The following discussion of our results of operations for 2024 compared to 2023 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2023 compared to 2022 that is not included in this 2024 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024.
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements). See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" for a discussion of our use of (1) segment operating profit (loss), including its definition, (2) Segment Adjusted Site Rental Gross Margin and (3) Segment Adjusted Services and Other Gross Margin, including their respective definitions and reconciliations to segment operating profit (loss) and (4) Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Our operating segments consist of (1) Towers and (2) Fiber. See note 14 to our consolidated financial statements for further discussion of our operating segments.
Highlights of our results of operations for 2024, 2023 and 2022 are depicted below:

	Years Ended December 31,			Percent Change
(In millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Site rental revenues:
Towers site rental revenues	$4,266	$4,313	$4,322	(1)%	—%
Fiber site rental revenues	2,092	2,219	1,967	(6)%	13%
Total site rental revenues	6,358	6,532	6,289	(3)%	4%
Adjusted Site Rental Gross Margin(a):
Towers Adjusted Site Rental Gross Margin	3,307	3,370	3,404	(2)%	(1)%
Fiber Adjusted Site Rental Gross Margin	1,358	1,533	1,317	(11)%	16%
Adjusted Services and Other Gross Margin(a):
Towers Adjusted Services and Other Gross Margin	91	127	238	(28)%	(47)%
Fiber Adjusted Services and Other Gross Margin	6	16	3	(63)%	433%
Segment operating profit (loss)(b):
Towers operating profit (loss)	3,322	3,393	3,527	(2)%	(4)%
Fiber operating profit (loss)	1,188	1,355	1,130	(12)%	20%
Net income (loss)	(3,903)	1,502	1,675	(360)%	(10)%
Adjusted EBITDA(c)	4,161	4,415	4,340	(6)%	2%
(a)See reconciliations of these non-GAAP financial measures to segment operating profit (loss) and definitions included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP.
(b)See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures" and note 14 to our consolidated financial statements for our definition of segment operating profit.
(c)See reconciliation of this non-GAAP financial measure to net income (loss) and definition included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

2024 and 2023
Total site rental revenues for 2024 decreased by $174 million, or 3%, from 2023. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

$6,532
$316
$99
$(160)
$(165)
$(108)
$(156)
$6,358
2023 Site Rental Revenues
Plus: Core Leasing Activity(a)
Plus: Cash Escalations
Less: Non-renewals(b)
Less: Change in Payments for Sprint Cancellations(c)
Less: Change in Impact from Straight-Line Accounting
Less: Change in Prepaid Rent Amortization(d)
2024 Site Rental Revenues

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP and change in payments for Sprint Cancellations.
(b)Includes $9 million of non-renewals associated with Sprint Cancellations.
(c)Represents $170 million of payments associated with Sprint Cancellations received in 2023 and not recurring in 2024, which were partially offset by approximately $5 million of payments associated with Sprint Cancellations received in 2024.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits. Prepaid rent amortization includes $59 million of accelerated prepaid rent amortization associated with the Sprint Cancellations that was recognized in 2023 that did not recur in 2024.
Towers site rental revenues and Towers Adjusted Site Rental Gross Margin for 2024 were $4.3 billion and $3.3 billion, respectively, compared to $4.3 billion and $3.4 billion, respectively, from 2023. The decrease of $47 million and $63 million in Towers site rental revenue and Towers Adjusted Site Rental Gross Margin, respectively, was primarily due to a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Fiber site rental revenues and Fiber Adjusted Site Rental Gross Margin for 2024 were $2.1 billion and $1.4 billion, respectively, and decreased by $127 million and $175 million, respectively, from 2023. Both Fiber site rental revenues and Fiber Adjusted Site Rental Gross Margin were predominately impacted by a $165 million reduction in site rental revenues and an absence of $59 million of accelerated prepaid rent amortization, both related to Sprint Cancellations, which were partially offset by increased demand for small cells and fiber solutions.
Towers Adjusted Services and Other Gross Margin was $91 million for 2024 and decreased by $36 million from $127 million from 2023, which is a reflection of (1) the lower volume of activity from carriers' network enhancements, (2) the volume and mix of services and other work and (3) the discontinuation of installation services as a Towers product offering. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts. See note 16 to our consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering.
Fiber Adjusted Services and Other Gross Margin was $6 million for 2024 and decreased by $10 million from $16 million from 2023 primarily as a result of the absence of payments received for site abandonment fees associated with the Sprint Cancellations that were received during 2023.

Selling, general and administrative expenses for 2024 were $706 million and decreased by $53 million, or 7%, from $759 million from 2023. The decrease in selling, general and administrative expenses was primarily related to a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities, which was partially offset by an increase in advisory fees, mostly stemming from our recent proxy contest and the Fiber strategic review.
Asset write-down charges for 2024 increased by $115 million, or 348% from 2023. The increase was primarily related to the $106 million charge due to the cancellation of approximately 7,000 greenfield small cell nodes in our contracted backlog, as was mutually agreed upon with certain of our tenants. See "Item 7. MD&A—General Overview" for additional information.
Towers operating profit (loss) for 2024 decreased by $71 million, or 2%, from 2023. The decrease in Towers operating profit (loss) was primarily related to the previously-mentioned decreases in both Towers Adjusted Site Rental Gross Margin and Towers Adjusted Services and Other Gross Margin, which were partially offset by a decrease in Towers selling, general and administrative expenses as a result of the 2023 Restructuring Plan.
Fiber operating profit (loss) for 2024 decreased by $167 million, or 12%, from 2023. The decrease in Fiber operating profit (loss) was primarily related to the previously-mentioned decreases in both Fiber Adjusted Site Rental Gross Margin and Fiber Adjusted Services and Other Gross Margin, which were partially offset by a decrease in Fiber selling, general and administrative expenses following the 2024 Restructuring Plan.
Depreciation, amortization and accretion was approximately $1.7 billion for 2024 and decreased by $16 million, or 1%, from 2023. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
Restructuring charges in connection with the Restructuring Plans for 2024 were $109 million and increased by $24 million, or 28%, from $85 million in 2023. This increase primarily resulted from an increase in office closure or consolidation costs in connection with the 2024 Restructuring Plan, when compared to the 2023 Restructuring Plan. This increase was partially offset by lower employee headcount reduction charges in connection with the 2024 Restructuring Plan, when compared to the 2023 Restructuring Plan. See note 16 to our consolidated financial statements for further discussion of our Restructuring Plans.
Goodwill impairment charges of $5.0 billion were recorded for our Fiber reporting unit for 2024. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 5 to our consolidated financial statements.
Interest expense and amortization of deferred financing costs, net was $932 million for 2024 and increased by $82 million, or 10%, from $850 million during 2023. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 7 to our consolidated financial statements, "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt and interest rate exposure.
The provisions for income taxes for 2024 and 2023 were $24 million and $26 million, respectively. For both 2024 and 2023, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 9 to our consolidated financial statements.
Net income (loss) was $(3.9) billion during 2024 compared to $1.5 billion during 2023. The decrease was related to the previously-mentioned decreases in Towers and Fiber operating profits, the previously-mentioned increases in goodwill impairment charges, asset write-down charges and interest expense and amortization of deferred financing costs, net, while being partially offset by a decrease in selling, general and administrative expenses.
Adjusted EBITDA decreased by $254 million, or 6%, from 2023 to 2024, reflecting the previously mentioned decreases in Towers and Fiber operating profits.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. Our historical discretionary investments include (in no particular order): constructing communications infrastructure, acquiring communications infrastructure, acquiring land interests (which primarily relate to land assets under towers), improving and structurally enhancing our existing communications infrastructure, purchasing shares of our common stock, and purchasing, repaying, or redeeming our debt. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber through the closing of the sale of the Fiber Business. See "Item 1. Business—Overview" for further detail. See note 16 to our consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan, which resulted in, among other things, an increase in return thresholds on new growth opportunities in the Fiber segment and a reduction in Fiber segment capital expenditures for full year 2024. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program or any similar successor program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. Additionally, we expect to maintain an investment grade credit profile. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $1.1 billion outstanding as of March 12, 2025, (2) the 1.350% senior unsecured notes due July 2025 ("1.350% Senior Notes") and (3) principal payments on certain outstanding debt. We currently expect to refinance $700 million of Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date on May 15, 2025. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status," "Item 7. MD&A—General Overview" and note 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2024. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 7 to our consolidated financial statements for additional information regarding our debt as well as note 10 to our consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$295
Undrawn 2016 Revolver availability(b)	6,961
Total debt and other obligations (current and non-current)	24,081
Total deficit	(133)
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
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM

Program or any similar successor program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $2.0 billion (consisting of Commercial Paper Notes, the 1.350% Senior Notes and principal payments on certain outstanding debt), (2) common stock dividend payments, subject to declaration by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (3) capital expenditures. We currently expect to refinance the Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025, see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" for further discussion.
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
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2024	2023	2022
Operating activities	$2,943	$3,126	$2,878
Investing activities	(1,220)	(1,519)	(1,352)
Financing activities	(1,708)	(1,654)	(1,665)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	15	(47)	(139)
Effect of exchange rate changes on cash	(1)	1	—
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$14	$(46)	$(139)
Operating Activities
The decrease in net cash provided by operating activities of $183 million for 2024 from 2023 was due primarily to the aforementioned decrease in Towers operating profit and the reduction in Fiber site rental revenues related to the absence of Sprint Cancellation payments, which was partially offset by a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities for 2024 decreased by $299 million from 2023 primarily as a result of a decrease in discretionary capital expenditures in both our Towers and Fiber segments and a decrease in payments for acquisitions in our Towers segment.
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
A summary of our capital expenditures for the last three years is as follows:

	For the Years Ended
	December 31, 2024				December 31, 2023				December 31, 2022
(In millions of dollars)	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total	Towers	Fiber	Other	Total
Discretionary:
Communications infrastructure improvements and other capital projects(a)	$65	$992	$20	$1,077	$122	$1,131	$24	$1,277	$121	$1,017	$24	$1,162
Purchases of land interests	58	—	—	58	64	—	—	64	53	—	—	53
Sustaining	10	53	24	87	8	44	31	83	11	41	43	95
Total	$133	$1,045	$44	$1,222	$194	$1,175	$55	$1,424	$185	$1,058	$67	$1,310
(a)Towers segment includes $12 million, $32 million and $48 million of capital expenditures incurred during the years ended December 31, 2024, 2023 and 2022, respectively, in connection with tenant installations and upgrades on our towers.
The reduction in discretionary capital expenditures for the Fiber segment was primarily related to the higher return thresholds on new growth opportunities in the Fiber segment as a result of the Fiber operating review completed in the second quarter of 2024, while the reduction in discretionary capital expenditures for the Towers segment was primarily impacted by the discontinuation of installation services as a Towers product offering and the timing of Towers tenant activity during full year 2024 compared to full year 2023. See "Item 7. MD&A—General Overview—Outlook Highlights" for a discussion of our expectations surrounding 2025 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock, subject to declaration by our board of directors, (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 7, 10 and 17 to our consolidated financial statements.
In 2024, our financing activities predominately related to the following:
•paying an aggregate of $2.7 billion in dividends on our common stock;
•repaying in full the previously outstanding 3.200% senior unsecured notes on the contractual maturity date in September 2024; and
•issuing $550 million aggregate principal amount of 4.900% senior unsecured notes and $700 million aggregate principal amount of 5.200% senior unsecured notes in August 2024, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses.
In 2023, our financing activities predominately related to the following:
•paying an aggregate of $2.7 billion in dividends on our common stock;
•issuing $1.5 billion aggregate principal amount of senior unsecured notes in December 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under our CP Program and pay related fees and expenses;
•repaying in full the previously outstanding 3.150% senior unsecured notes on the contractual maturity date in July 2023;
•issuing $600 million aggregate principal amount of 4.800% senior unsecured notes and $750 million aggregate principal amount of 5.100% senior unsecured notes in April 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses; and
•issuing $1.0 billion aggregate principal amount of senior unsecured notes in January 2023, the net proceeds of which were used to repay a portion of the outstanding indebtedness under the 2016 Revolver and pay related fees and expenses.
Incurrence, Purchases and Repayments of Debt. See note 7 to our consolidated financial statements, "Item 7. MD&A—General Overview" and "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" for further discussion of our recent issuances, purchases, redemptions and repayments of debt.

Common Stock. See notes 10 and 17 to our consolidated financial statements for further information regarding our common stock as well as dividends declared and paid.
ATM Program. We previously maintained a 2021 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. In March 2024, we terminated the formerly outstanding 2021 ATM Program with the entire gross sales price of $750 million remaining unsold.
In March 2024, we established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2024 ATM Program, or any similar successor program, may be made by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2024 ATM Program, or any similar successor program, for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2024 ATM Program. See also note 10 to our consolidated financial statements. As of March 12, 2025, we had $750 million of gross sales of common stock availability remaining on our 2024 ATM Program.
Credit Facility. See note 7 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of March 12, 2025, we did not have an outstanding balance under our 2016 Revolver and maintained $7.0 billion in undrawn availability. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
Commercial Paper Program. See note 7 to our consolidated financial statements for further information regarding our CP Program. As of March 12, 2025, there was $1.1 billion outstanding under our CP Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2024. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)).

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2025	2026	2027	2028	2029	Thereafter	Totals
Debt and other long-term obligations(a)	$1,951	$2,787	$3,258	$2,635	$2,478	$11,130	$24,239
Interest payments on debt and other long-term obligations(b)(c)	897	859	759	646	558	5,396	9,115
Lease obligations(d)	558	551	547	543	538	5,682	8,419
Total material cash requirements	$3,406	$4,197	$4,564	$3,824	$3,574	$22,208	$41,773
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
(b)If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2024 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $1.0 billion. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
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

The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2024. As of December 31, 2024, the leases for land interests under our towers had an average remaining life of approximately 35 years, weighted based on towers site rental gross margin. See "Item 1A. Risk Factors" for a discussion of retaining the rights to land under our towers.

(a)Inclusive of land owned through fee interests and perpetual easements.
(b)For the three months ended December 31, 2024, without consideration of the term of the tenant contract.
Debt Covenants
Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 7 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the 2016 Credit Agreement as of December 31, 2024.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2024
CCI	Total Net Leverage Ratio	≤ 6.50x	5.7x
CCI	Total Senior Secured Leverage Ratio	≤ 3.50x	0.4x
CCI	Consolidated Interest Coverage Ratio(c)	N/A	N/A

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. The critical accounting policies and estimates for 2024 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.
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
Revenue Recognition. 97% of our total revenue for 2024 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally between five to 15 years for site rental revenues derived from wireless tenants and generally between one to 20 years for site rental revenues derived from fiber solutions tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. To the extent we acquire below-market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example with respect to small cells and fiber), we record the fair value as deferred credits and amortize such deferred credits to site rental revenues over their estimated lease term. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues"

and "Other long-term liabilities" on the consolidated balance sheet. Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive communications infrastructure solutions, as an ancillary business, we also offer certain services primarily relating to our Towers segment, which represented 3% of our total revenues for 2024. For the periods presented, such services and other revenues consisted predominately of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) installation services. See note 16 to our consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering. Our services generally have a duration of one year or less. Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Acquisitions—Valuation. As of December 31, 2024, our largest asset was property and equipment (which primarily consists of communications infrastructure) followed by operating lease ROU assets, goodwill and intangible assets. Our identifiable intangible assets predominately relate to the site rental contracts and tenant relationships intangible assets.

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
For purposes of our Fiber segment, we evaluate financial performance of major U.S. markets where we have made significant investments. In addition, as discrete cash flows (including projected cash flows) are most readily available at the segment level, we also review the undiscounted cash flows at this level to evaluate potential impairment of our long-lived assets.
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
In light of the aforementioned impairment of the Fiber segment goodwill balance, we conducted a review during the fourth quarter of 2024, including analysis of both market-level and segment-level information, and determined there was no impairment of Fiber segment long-lived assets. In regard to our Towers segment, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
The Fiber Business did not meet the criteria for assets held for sale as of December 31, 2024, and therefore remains presented as a component of continuing operations. Following the announcement of the Strategic Fiber Transaction and beginning with the Company's filing of Form 10-Q for the quarter ended March 31, 2025, the Fiber Business will be presented as a discontinued operation, and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. Upon classification as held for sale, we expect to recognize a loss of between $700 and $800 million, inclusive of estimated transaction fees.
Approximately 5% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the demographics and continuing increase in demand for data in the areas around these individual towers. We estimate, based on current visibility, potential tenants on a majority of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual asset and all other possible avenues for recovering the carrying value have been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Goodwill—Impairment Evaluation. Management tests goodwill for impairment at least annually or whenever events or circumstances indicate the carrying amount may not be recoverable. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Our reporting units are the same as our operating segments (Towers and Fiber). See note 14 to our consolidated financial statements.
For the year ended December 31, 2024, we recorded an impairment charge of approximately $5.0 billion related to the goodwill associated with our Fiber segment, which represents a reporting unit for purposes of evaluating goodwill, which resulted in no goodwill remaining for the Fiber reporting unit.
Management performed its annual goodwill impairment test in the fourth quarter of 2024. The means of estimating the fair value of our reporting units is using discounted cash flow ("DCF") models developed by management. Key assumptions and estimates used in the DCF models included projected future revenues, operating cash flows, capital expenditures (net of certain payments received from customers), an exit multiple and a discount rate. With respect to the Towers reporting unit, there was no indication of impairment following the quantitative assessment, as the estimated fair value was well in excess of the corresponding carrying amount.

The quantitative impairment test indicated that the carrying amount of our Fiber reporting unit exceeded its estimated fair value. The impairment was due to a number of factors, one of which was a reduction in management’s assumptions for long-term revenue growth as actual demand, particularly related to small cells, has continued to be lower than previous expectations. In the face of this reduced demand, and consistent with the recently concluded operating review of the Fiber business, management implemented operational and strategic changes targeted at reducing future capital investment in the Fiber business by focusing primarily on colocation opportunities which require less capital expenditures than new-build opportunities. Although this more targeted strategy is focused on higher-return projects, the lower capital investment is expected to result in lower overall revenues and operating cash flows in the Fiber business. Following implementation of these changes, and consistent with the ongoing developments surrounding the Company's strategic review of its Fiber business, during the fourth quarter of 2024, management incorporated the anticipated impact of these changes in expectations into its long-term forecasts, which decreased the estimated fair value of the Fiber reporting unit. Additionally, management’s expectations regarding the terminal value of the projections decreased due to several factors, including lower operating cash flows forecasted by management in the terminal year as well as lower exit multiples derived from industry research firms' outlook reports, which management uses in its DCF models. Finally, changes in the macroeconomic environment, including elevated interest rates, resulted in an increase in the discount rate used in the valuation model, which had a negative impact on estimated fair value.
The impairment charges for the Fiber reporting unit are recorded in "Goodwill impairment charges" on the consolidated statement of operations and comprehensive income (loss).
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs. Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2024 relates to TRSs. Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization. See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including its tower operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. Our ability to utilize our NOLs is dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we would be required to record an additional valuation allowance, which would reduce our earnings. The change in our valuation allowance has no effect on our cash flows. For a further discussion of our benefit (provision) for income taxes, see "Item 7. MD&A—Results of Operations" and note 9 to our consolidated financial statements.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.

Non-GAAP and Segment Financial Measures
In addition to the non-GAAP measures used herein and as discussed in note 14 to our consolidated financial statements, we also provide segment operating profit (loss), which is a key measure used by management to evaluate the performance of our operating segments. This segment measure is provided pursuant to GAAP requirements related to segment reporting.
We define segment operating profit (loss) as segment site rental revenues plus segment services and other revenues, less segment site rental costs of operations, segment services and other costs of operations, and segment selling, general and administrative expenses, each of which excludes stock-based compensation, net, and prepaid lease purchase price adjustments, which are recorded in the respective consolidated figures.
We define Segment Adjusted Site Rental Gross Margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. We define Segment Adjusted Services and Other Gross Margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations.
The three aforementioned segment performance measurements are exclusive of depreciation, amortization and accretion, which are shown separately. Additionally, certain costs are shared across segments and are reflected in our segment measures through allocations that management believes to be reasonable.
We use Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin, which are non-GAAP financial measures, as indicators of segment financial performance. Our measures of Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and are not measures of performance calculated in accordance with GAAP. Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin should not be considered in isolation or as substitutes for segment operating profit (loss) or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as supplements to segment operating profit (loss) computed in accordance with GAAP as measures of our performance. There are material limitations to using measures such as Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including stock-based compensation expense, net, prepaid lease purchase price adjustments and depreciation, amortization, and accretion, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliations of Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin to our segment operating profit (loss) are set forth below:

	Years Ended December 31,
(In millions of dollars)	2024		2023		2022
	Towers	Fiber	Towers	Fiber	Towers	Fiber
Segment operating profit (loss)	$3,322	$1,188	$3,393	$1,355	$3,527	$1,130
Adjustments to increase (decrease) segment operating profit (loss):
Segment services and other revenues	(192)	(18)	(421)	(28)	(685)	(12)
Segment services and other costs of operations(a)	101	12	294	12	447	9
Segment selling, general and administrative expenses(b)	76	176	104	194	115	190
Segment Adjusted Site Rental Gross Margin	$3,307	$1,358	$3,370	$1,533	$3,404	$1,317

	Years Ended December 31,
	2024		2023		2022
	Towers	Fiber	Towers	Fiber	Towers	Fiber
Segment operating profit (loss)	$3,322	$1,188	$3,393	$1,355	$3,527	$1,130
Adjustments to increase (decrease) segment operating profit (loss):
Segment site rental revenues	(4,266)	(2,092)	(4,313)	(2,219)	(4,322)	(1,967)
Segment site rental costs of operations(c)(d)	959	734	943	686	918	650
Segment selling, general and administrative expenses(b)	76	176	104	194	115	190
Segment Adjusted Services and Other Gross Margin	$91	$6	$127	$16	$238	$3
(a)Segment services and other costs of operations for the year ended December 31, 2024 excludes stock-based compensation expense, net of $6 million, and for the years ended December 31, 2023 and 2022, excludes $10 million of stock-based compensation expense, net in each year.

(b)Segment selling, general and administrative expenses for the years ended December 31, 2024, 2023 and 2022 excludes stock-based compensation expense, net of $44 million, $50 million and $47 million, respectively.
(c)Segment site rental costs of operations for the years ended December 31, 2024 and 2023 excludes stock-based compensation expense, net of $19 million in each year, and for the year ended December 31, 2022, excludes $18 million of stock-based compensation expense, net. Additionally, segment site rental costs of operations excludes prepaid lease purchase price adjustments of $16 million in each of the three years ended December 31, 2024, 2023 and 2022.
(d)Exclusive of depreciation, amortization and accretion shown separately.

We believe Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin are useful to investors or other interested parties in evaluating our financial performance because:
i.they are measures used by our management (1) to evaluate the economic productivity of our operating segments, (2) to identify underlying business trends that are impacting our performance, and (3) for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments; and
ii.we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations from period to period.
Our management uses Segment Adjusted Site Rental Gross Margin and Segment Adjusted Services and Other Gross Margin:
i.as a measurement of financial performance because it assists us in comparing our financial performance excluding the impact of certain non-cash items such as stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments and asset base (primarily depreciation, amortization and accretion) from our operating results and before consideration of segment selling, general and administrative expenses; and
ii.for planning purposes, including preparation of our annual operating budget by operating segment.
We define earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA") as net income (loss) plus restructuring charges (credits), asset write-down charges, goodwill impairment, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, net (income) loss from discontinued operations, (gain) loss on sale of discontinued operations, cumulative effect of a change in accounting principle, stock-based compensation expense, net and net (gain) loss from disposal of discontinued operations, net of tax.
We use Adjusted EBITDA, which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the communications infrastructure sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

	Years Ended December 31,
(In millions of dollars)	2024	2023	2022
Net income (loss)	$(3,903)	$1,502	$1,675
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	148	33	34
Goodwill impairment	4,958	—	—
Acquisition and integration costs	—	1	2
Depreciation, amortization and accretion	1,738	1,754	1,707
Restructuring charges	109	85	—
Amortization of prepaid lease purchase price adjustments	16	16	16
Interest expense and amortization of deferred financing costs, net	932	850	699
(Gains) losses on retirement of long-term obligations	—	—	28
Interest income	(19)	(15)	(3)
Other (income) expense	28	6	10
(Benefit) provision for income taxes	24	26	16
Stock-based compensation expense, net	131	157	156
Adjusted EBITDA(a)	$4,161	$4,415	$4,340
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. As of December 31, 2024 and December 31, 2023 we had no interest rate swaps.
Interest Rate Risk
Our interest rate risk as of December 31, 2024 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our $24.1 billion in existing debt, compared to $22.9 billion as of December 31, 2023;
•our $2.5 billion of floating rate debt, compared to $1.8 billion as of December 31, 2023, representing approximately 10% and 8% of total debt respectively; potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
From March 2022 until recently, the Federal Reserve repeatedly raised the federal funds rate, which adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. Recently, the Federal Reserve has started to loosen its monetary policy by lowering the federal funds rate; however, any prolonged period of elevated interest rates or further increases to interest rates could increase our costs of borrowing. See also "Item 1a. Risk Factors" for a further discussion of risks stemming from interest rate increases.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2024, we had $2.5 billion of floating rate debt. A hypothetical unfavorable fluctuation in market interest rates on our existing floating rate debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $6 million.
Potential Future Borrowings of Incremental Debt. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.
Potential Refinancing of Existing Debt. Our contractual debt maturities over the next 12 months consist of Commercial Paper Notes that may be outstanding from time to time, the 1.350% Senior Notes and principal payments on certain outstanding debt. We currently expect to refinance the Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025. See below for additional discussion as well as a tabular presentation of our scheduled contractual debt maturities as of December 31, 2024.

Future Principal Payments and Interest Rates
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2024. These debt maturities reflect final maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See note 7 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2025		2026	2027	2028	2029	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$550		$2,696	$2,292	$2,635	$2,478	$11,130	$21,781	$19,940
Average interest rate(b)(c)(d)	1.6%		3.0%	3.5%	4.5%	4.6%	3.7%	3.7%
Variable rate debt(e)	$1,401	(f)	$91	$966	$—	$—	$—	$2,458	$2,458
Average interest rate(e)	5.0%		5.3%	5.1%	—%	—%	—%	5.1%
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
(d)    If the Tower Revenue Notes are not repaid in full by the applicable anticipated repayment dates, the applicable interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the applicable Tower Revenue Notes) of the issuers of the Tower Revenue Notes. The Tower Revenue Notes are presented based on their contractual maturity dates ranging from 2045 to 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes. The full year 2024 Excess Cash Flow of the issuers of the Tower Revenue Notes was approximately $1.0 billion. We currently expect to refinance these notes on or prior to the respective anticipated repayment dates.
(e)    Predominately consists of our senior unsecured term loan A facility ("2016 Term Loan A"), which matures in 2027. See note 7 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Crown Castle Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Revenue Recognition - Towers Segment - Site Rental Revenues
As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized $4,266 million in site rental revenues from the Towers segment for the year ended December 31, 2024. The Company generates site rental revenues from its core business by providing tenants with access to its shared communications infrastructure via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract.
The principal considerations for our determination that performing procedures relating to revenue recognition for the site rental revenues from the Towers segment is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition for the site rental revenues from the Towers segment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for the site rental revenues from the Towers segment. These procedures also included, among others (i) testing management’s identification of the contractual terms by obtaining and inspecting tenant contracts and other relevant source documents on a test basis and (ii) testing the appropriateness of the amount of revenue recognized based on contractual terms on a test basis.
Quantitative Goodwill Impairment Test – Fiber Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,127 million as of December 31, 2024. Management tests goodwill for impairment at least annually or whenever events or circumstances indicate the carrying amount may not be recoverable. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. Management performed the most recent annual goodwill impairment test in the fourth quarter of 2024. The quantitative impairment test indicated that the carrying amount of the Company’s Fiber reporting unit exceeded its estimated fair value. As such, management recorded an impairment charge of $4,958 million, which resulted in no goodwill remaining for the Fiber reporting unit. The means of estimating the fair value of the Company’s reporting units is using discounted cash flow (DCF) models developed by management. Key assumptions and estimates used in the DCF models included projected future revenues, operating cash flows, capital expenditures (net of certain payments received from customers), an exit multiple and a discount rate.
The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment test of the Fiber reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Fiber reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing the procedures and evaluating management’s significant assumptions related to the exit multiple and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment test, including controls over the valuation of the Fiber reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Fiber reporting unit; (ii) evaluating the appropriateness of the DCF model used by management; (iii) testing the completeness and accuracy of underlying data used in the DCF model; and (iv) evaluating the reasonableness of management’s significant assumptions related to the exit multiple and discount rate. Evaluating management's assumption related to the exit multiple involved evaluating whether the assumption used by management was reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the DCF model and (ii) the reasonableness of the exit multiple and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 14, 2025
We have served as the Company’s auditor since 2011.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$119	$105
Restricted cash and cash equivalents	171	171
Receivables, net of allowance of $22 and $19, respectively	478	481
Prepaid expenses	106	103
Current portion of deferred site rental receivables	176	116
Other current assets	40	56
Total current assets	1,090	1,032
Deferred site rental receivables	2,343	2,239
Property and equipment, net	15,495	15,666
Operating lease right-of-use assets	5,797	6,187
Goodwill	5,127	10,085
Site rental contracts and tenant relationships, net	2,727	3,122
Other intangible assets, net	54	57
Other assets, net	103	139
Total assets	$32,736	$38,527
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$192	$252
Accrued interest	244	219
Deferred revenues	476	605
Other accrued liabilities	359	342
Current maturities of debt and other obligations	610	835
Current portion of operating lease liabilities	296	332
Total current liabilities	2,177	2,585
Debt and other long-term obligations	23,471	22,086
Operating lease liabilities	5,236	5,561
Other long-term liabilities	1,985	1,914
Total liabilities	32,869	32,146
Commitments and contingencies (see note 12)
CCI stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: December 31, 2024—435 and December 31, 2023—434	4	4
Additional paid-in capital	18,393	18,270
Accumulated other comprehensive income (loss)	(5)	(4)
Dividends/distributions in excess of earnings	(18,525)	(11,889)
Total equity (deficit)	(133)	6,381
Total liabilities and equity (deficit)	$32,736	$38,527

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net revenues:
Site rental	$6,358	$6,532	$6,289
Services and other	210	449	697
Net revenues	6,568	6,981	6,986
Operating expenses:
Costs of operations:(a)
Site rental	1,728	1,664	1,602
Services and other	119	316	466
Selling, general and administrative	706	759	750
Asset write-down charges	148	33	34
Acquisition and integration costs	—	1	2
Depreciation, amortization and accretion	1,738	1,754	1,707
Restructuring charges	109	85	—
Goodwill impairment charges	4,958	—	—
Total operating expenses	9,506	4,612	4,561
Operating income (loss)	(2,938)	2,369	2,425
Interest expense and amortization of deferred financing costs, net	(932)	(850)	(699)
Gains (losses) on retirement of long-term obligations	—	—	(28)
Interest income	19	15	3
Other income (expense)	(28)	(6)	(10)
Income (loss) before income taxes	(3,879)	1,528	1,691
Benefit (provision) for income taxes	(24)	(26)	(16)
Net income (loss)	$(3,903)	$1,502	$1,675
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	1	(1)
Total other comprehensive income (loss)	(1)	1	(1)
Comprehensive income (loss)	$(3,904)	$1,503	$1,674
Net income (loss), per common share:
Net income (loss)—basic	$(8.98)	$3.46	$3.87
Net income (loss)—diluted	$(8.98)	$3.46	$3.86
Weighted-average common shares outstanding:
Basic	434	434	433
Diluted	434	434	434
(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2024	2023		2022
Cash flows from operating activities:
Net Income (loss)	$(3,903)	$1,502		$1,675
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	1,738	1,754		1,707
Goodwill impairment charges	4,958	—	—	—
(Gains) losses on retirement of long-term obligations	—	—		28
Amortization of deferred financing costs and other non-cash interest	32	29		17
Stock-based compensation expense, net	131	157		156
Asset write-down charges	148	33		34
Deferred income tax (benefit) provision	4	8		3
Restructuring charges, non-cash	12	7		—
Other non-cash adjustments, net	23	7		5
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	25	36		—
Increase (decrease) in accounts payable	(22)	(14)		(5)
Increase (decrease) in other liabilities	(91)	(265)		(281)
Decrease (increase) in receivables	6	115		(49)
Decrease (increase) in other assets	(118)	(243)		(412)
Net cash provided by (used for) operating activities	2,943	3,126		2,878
Cash flows from investing activities:
Capital expenditures	(1,222)	(1,424)		(1,310)
Payments for acquisitions, net of cash acquired	(8)	(96)		(35)
Other investing activities, net	10	1		(7)
Net cash provided by (used for) investing activities	(1,220)	(1,519)		(1,352)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,244	3,843		748
Principal payments on debt and other long-term obligations	(99)	(79)		(74)
Purchases and redemptions of long-term debt	(750)	(750)		(1,274)
Borrowings under revolving credit facility	—	3,613		3,495
Payments under revolving credit facility	(670)	(4,248)		(2,855)
Net issuances (repayments) under commercial paper program	1,341	(1,241)		976
Payments for financing costs	(12)	(39)		(14)
Purchases of common stock	(33)	(30)		(65)
Dividends/distributions paid on common stock	(2,729)	(2,723)		(2,602)
Net cash provided by (used for) financing activities	(1,708)	(1,654)		(1,665)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	15	(47)		(139)
Effect of exchange rate changes on cash	(1)	1		—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	281	327		466
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$295	$281		$327

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings	Total
	Shares	($0.01 Par)
Balance, December 31, 2021	432	$4	$18,011	$(4)	$(9,753)	$8,258
Stock-based compensation related activity, net of forfeitures	1	—	170	—	—	170
Purchases and retirement of common stock	—	—	(65)	—	—	(65)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,588)	(2,588)
Net income (loss)	—	—	—	—	1,675	1,675
Balance, December 31, 2022	433	4	18,116	(5)	(10,666)	7,449
Stock-based compensation related activity, net of forfeitures	1	—	184	—	—	184
Purchases and retirement of common stock	—	—	(30)	—	—	(30)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(2,725)	(2,725)
Net income (loss)	—	—	—	—	1,502	1,502
Balance, December 31, 2023	434	4	18,270	(4)	(11,889)	6,381
Stock-based compensation related activity, net of forfeitures	1	—	156	—	—	156
Purchases and retirement of common stock	—	—	(33)	—	—	(33)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,733)	(2,733)
Net income (loss)	—	—	—	—	(3,903)	(3,903)
Balance, December 31, 2024	435	$4	$18,393	$(5)	$(18,525)	$(133)
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
The Company's operating segments consist of (1) Towers and (2) Fiber. See note 14.
On March 13, 2025, the Company signed a definitive agreement (“Strategic Fiber Agreement”) to sell its Fiber segment, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cell business ("Strategic Fiber Transaction"). The Fiber Business did not meet the criteria for assets held for sale as of December 31, 2024, and therefore remains presented as a component of continuing operations. As a result, this document, unless otherwise noted, does not contemplate the planned sale of the Fiber Business. In subsequent periods, the Fiber Business will be presented as a discontinued operation, and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. See note 17.
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
As part of the Company's effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company also offers certain services primarily relating to its Towers segment. For the periods presented, such services predominately consisted of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation and subsequent augmentations (collectively, "installation services").
See note 16 to the Company's consolidated financial statements for a discussion of (1) the Company's July 2023 restructuring plan ("2023 Restructuring Plan"), which included discontinuing installation services as a Towers product offering and (2) the Company's June 2024 restructuring plan ("2024 Restructuring Plan," and together with the 2023 Restructuring Plan, "Restructuring Plans").
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
Right-of-use ("ROU") assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's consolidated balance sheet, respectively. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. For both the Towers and Fiber segments, operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, semi-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease and fiber lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
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
Labor and interest costs incurred directly related to the construction of certain property and equipment are capitalized during the construction phase of projects. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $298 million, $299 million and $265 million in capitalized labor costs, respectively. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $146 million, $40 million and $39 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in asset write-down charges from 2023 to 2024 is primarily driven by the cancellation of approximately 7,000 greenfield small cell nodes in the Company's contracted backlog that it mutually agreed to cancel following discussions with certain of its tenants. The Company wrote off property and equipment deemed to have no alternative future use, and as a result, recognized approximately $106 million as "Asset write-down charges" on its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. Management tests goodwill for impairment at least annually or whenever events or circumstances indicate the carrying amount may not be recoverable. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company's reporting units are the same as its operating segments (Towers and Fiber). The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test during the fourth quarter of 2024, which resulted in an impairment of $5.0 billion for the year ended December 31, 2024 to its Fiber reporting unit. With respect to the Towers reporting unit, there was no indication of impairment following the quantitative assessment, as the estimated fair value was well in excess of the corresponding carrying value. See note 5 to the Company's consolidated financial statements.
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
Fair value for these deferred credits represents the difference between (1) the stated contractual payments to be made pursuant to the in-place lease and (2) management's estimate of fair market lease rates for each corresponding lease. Deferred credits are measured over a period equal to the estimated remaining economic lease term considering renewal provisions or economics associated with those renewal provisions, to the extent applicable. Deferred credits are amortized over their respected estimated lease terms at the time of acquisition, the most recent of which took place in 2017.
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
Payments Associated with Sprint Cancellations. For the years ended December 31, 2024 and December 31, 2023, site rental revenues include $5 million and $170 million, respectively, of payments in the Company's Fiber segment to satisfy the remaining rental obligations of certain canceled Sprint leases as a result of the T-Mobile US, Inc. and Sprint network consolidation. In connection with such canceled Sprint leases, the Company also recognized $59 million of accelerated prepaid rent amortization in the Company's Fiber segment for the year ended December 31, 2023 that did not recur in the year ended December 31, 2024.
Services and Other Revenues. As part of the Company’s effort to provide comprehensive communications infrastructure solutions, as an ancillary business, the Company offers certain services primarily relating to its Towers segment. For the periods presented, such services predominately consisted of (1) pre-construction site development services and (2) installation services. See note 16 to the Company's consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
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
Additional Information on Revenues. As of January 1, 2024 and December 31, 2024, $2.1 billion and $2.0 billion of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2024, approximately $490 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues. As of January 1, 2023, $2.3 billion of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2023, approximately $631 million of the January 1, 2023 unrecognized revenues balance was recognized as revenues.
See note 3 for further discussion regarding the Company’s revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Costs of Operations
Approximately 40% of the Company's site rental costs of operations expenses consist of Towers ground lease expenses, and the remainder includes fiber access expenses, repairs and maintenance expenses, employee compensation or related benefit costs, property taxes, or utilities. Generally, the ground leases for land are specific to each site and are for an initial term of between five to 15 years and are renewable for pre-determined periods. The Company also enters into ground leases, such as term easements, in which it prepays the entire term in advance. Fiber access expenses primarily consist of leases of fiber assets and other access agreements to facilitate the Company's communications infrastructure.
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
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs, associated with the Company's site development and installation services. See note 16 to the Company's consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. The Company's costs incurred prior to the satisfaction of associated performance obligations of $31 million and $44 million as of December 31, 2024 and 2023, respectively, are included in "Other current assets" on the Company's consolidated balance sheet.
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

	Years Ended December 31,
	2024	2023	2022
Interest expense on debt obligations	$920	$836	$685
Amortization of deferred financing costs and adjustments on long-term debt	32	29	26
Capitalized interest	(20)	(15)	(12)
Total	$932	$850	$699
The Company amortizes deferred financing costs, discounts and premiums over the estimated term of the related borrowing using the effective interest yield method. Deferred financing costs and discounts are generally presented as a direct reduction to the related debt obligation on the Company's consolidated balance sheet.
Assets Held for Sale and Discontinued Operations
We classify an asset as held for sale when the following criteria are met: (1) management with proper authority has approved and committed to a plan to sell, (2) the asset is available for immediate sale, (3) an active program to locate a buyer has commenced at a price that is reasonable in relation to its current fair value, (4) the sale of the asset is probable (5) transfer of the asset is expected to occur within one year, except in certain circumstances such as extended regulatory approval, and (6) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of carrying value or fair value, less costs to sell and are no longer depreciated.
Further, we classify the balances and results related to a disposal in discontinued operations if all of the following criteria are met: (1) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the company, (2) the disposal group meets the criteria to be classified as held for sale and (3) the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. For businesses classified as discontinued operations, the associated balances included in the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations on the consolidated statement of operations and comprehensive income (loss), respectively, for all periods presented. The gains or losses associated with the discontinued operation are also recorded in discontinued operations on the consolidated statement of operations and comprehensive income (loss).
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
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its tower operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. For certain acquisitions by the REIT, the Company will be subject to a federal corporate level tax rate (currently 21%) on any gain recognized from the sale of assets occurring within a specified period (generally 5 years) after the transfer date up to the amount of the built in gain that existed on the transfer date, which is based upon the fair market value of those assets in excess of the Company's tax basis on the transfer date. This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").

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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2024 and 2023, the Company has not recorded any material penalties related to its income tax positions. See note 9.
Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2024, 2023 and 2022, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of RSUs as determined under the treasury stock method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(3,903)	$1,502	$1,675

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	434	434	433
Effect of assumed dilution from potential issuance of common shares relating to RSUs	—	—	1
Diluted weighted-average number of common shares outstanding	434	434	434

Net income (loss), per common share:
Basic	$(8.98)	$3.46	$3.87
Diluted	$(8.98)	$3.46	$3.86

Dividends/distributions declared per share of common stock	$6.26	$6.26	$5.98
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2023 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued new guidance, which became effective starting with the Company's 2024 Form 10-K, that is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosure of significant segment expenses. The Company adopted the guidance as of the effective date (i.e. for fiscal years beginning after December 15, 2023). The new guidance also expands interim segment disclosure requirements and requires disclosure of the position and title of the Company's chief operating decision-maker. The Company adopted the new segment guidance using a retrospective approach for each prior reporting period presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statement but resulted in expanded disclosure, primarily within its segment reporting footnote. See note 14 to the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued new guidance which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements for both annual and interim periods. The guidance will be effective for the Company's fiscal year ending December 31, 2027, and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the impact on its financial statement disclosures.
3.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2024. As of December 31, 2024, the weighted-average remaining term of tenant contracts was approximately six years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Contracted amounts(a)	$5,056	$4,882	$4,733	$4,474	$3,661	$13,126	$35,932
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

4.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2024	2023
Land(a)	—	$2,537	$2,442
Buildings	40 years	213	209
Communications infrastructure assets	1-20 years	26,519	25,479
Information technology assets and other	2-7 years	725	681
Construction in process	—	1,045	1,134
Total gross property and equipment		31,039	29,945
Less: accumulated depreciation		(15,544)	(14,279)
Total property and equipment, net		$15,495	$15,666
(a)Includes land owned through fee interests and perpetual easements.
For each of the years ended December 31, 2024 and December 31, 2023, depreciation expense was $1.3 billion, while depreciation expense for the year ended December 31, 2022 was $1.2 billion.
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
32% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). Approximately half of such towers have an initial term of 32 years (through May 2037), and the Company has the option to purchase in 2037 all (but not less than all) of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The remainder of such towers have a weighted-average initial term of approximately 28 years, weighted based on towers site rental gross margin, and the Company has the option to purchase such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of the Company's towers under master leases, subleases, or other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $385 million as of December 31, 2024, which payments, if such option is exercised, would be due prior to 2032 (less than $12 million would be due before 2029).
See note 13 for further discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
5.Goodwill and Intangible Assets
Goodwill
For the year ended December 31, 2024, the Company recorded an impairment charge of approximately $5.0 billion related to the goodwill associated with its Fiber segment, which represents a reporting unit for purposes of evaluating goodwill, which resulted in no goodwill remaining for the Fiber reporting unit.

Management performed its annual goodwill impairment test in the fourth quarter of 2024. The means of estimating the fair value of the Company’s reporting units is using discounted cash flow ("DCF") models developed by management. Key assumptions and estimates used in the DCF models included projected future revenues, operating cash flows, capital expenditures (net of certain payments received from customers), an exit multiple and a discount rate. With respect to the Towers reporting unit, there was no indication of impairment following the quantitative assessment, as the estimated fair value was well in excess of the corresponding carrying amount.

The quantitative impairment test indicated that the carrying amount of the Company's Fiber reporting unit exceeded its estimated fair value. The impairment was due to a number of factors, one of which was a reduction in management’s assumptions for long-term revenue growth as actual demand, particularly related to small cells, has continued to be lower than previous expectations. In the face of this reduced demand, and consistent with the recently concluded operating review of the Fiber business, management implemented operational and strategic changes targeted at reducing future capital investment in the Fiber business by focusing primarily on colocation opportunities which require less capital expenditures than new-build opportunities. Although this more targeted strategy is focused on higher-return projects, the lower capital investment is expected to result in lower overall revenues and operating cash flows in the Fiber business. Following implementation of these changes, and consistent with the ongoing developments surrounding the Company's strategic review of its Fiber business, during the fourth quarter of 2024, management incorporated the anticipated impact of these changes in expectations into its long-term forecasts, which decreased the estimated fair value of the Fiber reporting unit. Additionally, management’s expectations regarding the terminal value of the projections decreased due to several factors, including lower operating cash flows forecasted by management in the terminal year as well as lower exit multiples derived from industry research firms' outlook reports, which management uses in its DCF models. Finally, changes in the macroeconomic environment, including elevated interest rates, resulted in an increase in the discount rate used in the valuation model, which had a negative impact on estimated fair value.

The impairment charges for the Fiber reporting unit are recorded in "Goodwill impairment charges" on the Company's consolidated statement of operations and comprehensive income (loss).

The change in the carrying value of goodwill for the years ended December 31, 2024 and 2023 is as follows:

	Towers	Fiber	Total
Balance as of December 31, 2023	$5,127	$4,958	$10,085
Impairment	—	(4,958)	(4,958)
Balance as of December 31, 2024	$5,127	$—	$5,127

Intangible Assets
The following is a summary of the Company's intangible assets.

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$7,879	$(5,152)	$2,727	$7,880	$(4,758)	$3,122
Other intangible assets	113	(59)	54	113	(56)	57
Total	$7,992	$(5,211)	$2,781	$7,993	$(4,814)	$3,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Amortization expense related to intangible assets is classified as "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss) and was $397 million, $447 million, and $446 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2025 to 2029 is as follows:

	Years Ending December 31,
	2025	2026	2027	2028	2029
Estimated annual amortization	$375	$371	$288	$284	$284

6.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	As of December 31,
	2024	2023
Deferred rental revenues	$1,356	$1,310
Deferred credits, net	174	216
Asset retirement obligation	395	355
Deferred income tax liabilities	31	26
Other long-term liabilities	29	7
Total	$1,985	$1,914
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

	Years Ending December 31,
	2024	2023
Balance, January 1	$355	$327
Additions	14	6
Accretion expense	27	24
Settlements	(1)	(2)
Balance, December 31	$395	$355

As of December 31, 2024, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.2 billion. See note 2.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $42 million, $45 million and $49 million, respectively, in "Site rental revenues" related to the amortization of below-market tenant leases. The estimated annual amounts related to below-market tenant leases expected to be amortized into site rental revenues for the years ending December 31, 2025 to 2029 are as follows:

	Years Ending December 31,
	2025	2026	2027	2028	2029
Below-market tenant leases	$34	$25	$20	$18	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $148 million and $140 million as of December 31, 2024 and 2023, respectively.
7.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of December 31, 2024.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,				Stated Interest Rate as of December 31,
					2024		2023		2024	(a)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		32		40		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(b)	700		698		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(b)	747		746		4.2%
Installment purchase liabilities and finance leases	Various	(c)	Various	(c)	299	(d)	270	(d)	Various	(c)
Total secured debt					1,778		1,754
2016 Revolver	Jan. 2016		July 2027		—	(e)	670		N/A	(f)
2016 Term Loan A	Jan. 2016		July 2027		1,117		1,162		5.6%	(f)
Commercial Paper Notes	Various	(g)	Various	(g)	1,341		—		5.0%
3.200% Senior Notes	Aug. 2017		Sept. 2024		—	(h)	749		N/A
1.350% Senior Notes	June 2020		July 2025		499		498		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		899		898		4.5%
3.700% Senior Notes	May 2016		June 2026		749		748		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		997		994		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		498		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		746		744		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		997		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		993		991		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		996		995		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		595		594		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		596		595		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		742		740		5.6%
4.900% Senior Notes	Aug. 2024	(i)	Sept. 2029	(i)	544		—		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		547		546		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		742		741		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,093		1,091		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		991		990		2.1%
2.500% Senior Notes	June 2021		July 2031		744		743		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		743		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		742		740		5.8%
5.200% Senior Notes	Aug. 2024	(i)	Sept. 2034	(i)	689		—		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,235		1,234		2.9%
4.750% Senior Notes	May 2017		May 2047		345		344		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		490		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		890		3.3%
Total unsecured debt					22,303		21,167
Total debt and other obligations					24,081		22,921
Less: current maturities of debt and other obligations					610		835
Non-current portion of debt and other long-term obligations					$23,471		$22,086
(a)Represents the weighted-average stated interest rate, as applicable.
(b)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of December 31, 2024, the Tower Revenue Notes, Series 2015-2 and 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.
(c)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
(d)For the years ended December 31, 2024 and December 31, 2023, reflects $35 million and $18 million, respectively, in finance lease obligations (primarily related to vehicles).
(e)As of December 31, 2024, the undrawn availability under the senior unsecured revolving credit facility ("2016 Revolver") was $7.0 billion.
(f)Both the 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See further discussion below regarding potential adjustments to such percentages.
(g)The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issue. There were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months.
(h)In September 2024, the Company repaid in full the 3.200% senior unsecured notes on the contractual maturity date.
(i)See "Bonds—Senior Notes" below for further discussion of senior unsecured notes issued during 2024.
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
Bank Debt
2016 Credit Facility. In January 2016, the Company established the 2016 Credit Facility, which was originally comprised of (1) a $2.5 billion 2016 Revolver maturing in January 2021, (2) a $2.0 billion 2016 Term Loan A maturing in January 2021 and (3) a $1.0 billion senior unsecured 364-day revolving credit facility ("364-Day Facility") maturing in January 2017. The Company used the net proceeds from the 2016 Credit Facility (1) to repay the then outstanding senior credit facility originally established in January 2012 and (2) for general corporate purposes. In February 2016, the Company used a portion of the net proceeds from the February 2016 issuance of $1.5 billion aggregate principal amount of senior unsecured notes offering to repay in full all outstanding borrowings under the then outstanding 364-Day Facility.
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
In June 2021, the Company entered into an amendment to the 2016 Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility to June 2026, (2) reductions to the interest rate spread ("Spread") and unused commitment fee ("Commitment Fee") percentage upon meeting specified annual sustainability targets ("Targets") and increases to the Spread and Commitment Fee percentage upon the failure to meet specified annual sustainability thresholds ("Thresholds") and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. The Spread and Commitment Fee are subject to an upward adjustment of up to 0.05% and 0.01%, respectively, if the Company fails to achieve the Thresholds. The Spread and Commitment Fee are subject to a downward adjustment of up to 0.05% and 0.01%, respectively, if the Company achieves the Targets. In January of the years 2022 through 2025, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of the respective prior fiscal year ends, and, as such, the Spread and Commitment Fee percentage reductions were applied in January 2022 and maintained for 2023, 2024 and 2025.
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
In March 2022, the Company increased the size of the CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. As of December 31, 2024, the Company had net issuances of $1.3 billion under the CP Program.
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
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("2015 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's then outstanding Tower Revenue Notes. The 2015 Tower Revenue Notes originally consisted of (1) $300 million aggregate principal amount of 3.222% senior secured tower revenue notes with an anticipated repayment date of May 2022 and a final maturity date of May 2042 ("Series 2015-1 Notes") and (2) $700 million aggregate principal amount of 3.663% senior secured tower revenue notes with an anticipated repayment date of May 2025 and a final maturity date of May 2045 ("Series 2015-2 Notes"). The Company primarily used the net proceeds of the 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of the formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL"), to (1) repay $250 million aggregate principal amount of previously outstanding August 2010 Tower Revenue Notes, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses. In June 2021, the Company used a portion of the net proceeds from the 2.500% senior unsecured notes offering due July 2031 to repay in whole the Series 2015-1 Notes.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2024, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $667 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
The Company may repay the Securitized Debt in whole or in part at any time, provided in each case that such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The Company is currently in compliance with these financial maintenance covenants.
Bonds—Senior Notes
In August 2024, the Company issued $550 million aggregate principal amount of 4.900% senior unsecured notes due 2029 and $700 million aggregate principal amount of 5.200% senior unsecured notes due 2034 (collectively, "August 2024 Senior Notes"). The Company used the net proceeds from the August 2024 Senior Notes offering to repay a portion of the outstanding indebtedness under the CP Program and pay related fees and expenses.
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
Each of the outstanding senior notes listed in the table above (collectively, "Senior Notes") are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future senior unsecured indebtedness, including obligations under the 2016 Credit Facility, and senior to all of the Company's future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and obligations of the Company's subsidiaries. The Company's subsidiaries are not guarantors of the Senior Notes.
The Company may redeem any of the Senior Notes in whole or in part at any time at a price equal to 100% of the principal amount to be redeemed, plus a make whole premium, if applicable, and accrued and unpaid interest, if any, to the date of redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Previously Outstanding Indebtedness
Bonds—Senior Notes. In September 2024, the Company repaid in full the previously outstanding 3.200% senior unsecured notes due September 2024.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2024, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,						Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2025		2026	2027	2028	2029
Scheduled principal payments and final maturities	$1,951	(a)	$2,787	$3,258	$2,635	$2,478	$11,130	$24,239	$(158)	$24,081
(a)Predominately consists of outstanding indebtedness under the CP Program and the 1.350% senior unsecured notes due July 2025.
Purchases and Redemptions of Long-Term Debt
The following is a summary of the purchases, payments and redemptions of long-term debt during the years ended December 31, 2024, 2023 and 2022.

	Principal Amount	Cash Paid(a)	Gains (losses)(b)
	Year Ended December 31, 2024
3.200% Senior Unsecured Notes	750	750	—
Total	$750	$750	$—
	Year Ended December 31, 2023
3.150% Senior Unsecured Notes	750	750	—
Total	$750	$750	$—
	Year Ended December 31, 2022
Tower Revenue Notes, Series 2018-1	$250	$252	$(3)
3.849% Secured Notes	1,000	1,022	(23)
2016 Revolver	—	—	(2)
Total	$1,250	$1,274	$(28)
(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.
8.Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$119	$119	$105	$105
Restricted cash and cash equivalents, current and non-current	1	176	176	176	176
Liabilities:
Total debt and other obligations	2	24,081	22,398	22,921	21,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
9.Income Taxes
Income (loss) before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2024	2023	2022
Domestic	$(3,904)	$1,499	$1,661
Foreign(a)	25	29	30
Total	$(3,879)	$1,528	$1,691
(a)Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(9)	$(7)	$(6)
Foreign	(6)	(9)	(9)
State	(5)	(2)	2
Total current	(20)	(18)	(13)
Deferred:
Federal	1	—	—
Foreign	(5)	(8)	(3)
Total deferred	(4)	(8)	(3)
Total tax benefit (provision)	$(24)	$(26)	$(16)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) before income taxes is as follows:

	Years Ended December 31,
	2024	2023	2022
Benefit (provision) for income taxes at statutory rate	$815	$(321)	$(355)
Tax adjustment related to REIT operations	(822)	313	349
Valuation allowances	(1)	—	(1)
State tax (provision) benefit, net of federal	(5)	(2)	2
Foreign tax	(11)	(16)	(11)
Total	$(24)	$(26)	$(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred income tax liabilities:
Property and equipment	$11	$10
Deferred site rental receivables	7	9
Site rental contracts and tenant relationships, net	29	29
Total deferred income tax liabilities	47	48
Deferred income tax assets:
Other intangible assets, net	29	29
Net operating loss carryforwards(a)	1	5
Straight-line rent expense liability	5	5
Accrued liabilities	5	5
Other	6	5
Valuation allowances	(3)	(2)
Total deferred income tax assets, net	43	47
Net deferred income tax assets (liabilities)	$(4)	$(1)
(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The Company operates as a REIT for U.S. federal income tax purposes.
The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2024			December 31, 2023
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$28	$(2)	$26	$26	$(1)	$25
State	1	—	1	1	—	1
Foreign	(30)	(1)	(31)	(26)	(1)	(27)
Total	$(1)	$(3)	$(4)	$1	$(2)	$(1)
The Company recorded valuation allowances totaling $3 million and $2 million, as of December 31, 2024 and 2023 respectively, related to certain deferred tax assets as management believes that it is not "more likely than not" that the Company will realize the assets.
At December 31, 2024, the Company had U.S. federal and state NOLs of approximately $1.5 billion and $0.4 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. As footnoted above, the Company’s federal and state NOLs are valued at a tax rate of 0% for deferred income tax purposes due to the Company’s REIT status. As a result, any expirations of these NOLs will not have any impact on the Company’s Consolidated Balance Sheet or the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company also has foreign NOLs of $3 million. If not utilized, the Company's U.S. federal NOLs expire starting in 2025 and ending in 2036, the remaining state NOLs expire starting in 2025 and ending in 2043, and the foreign NOLs start expiring in 2028 and ending in 2036. The federal NOLs potentially expiring in 2025 are $128 million, and the state NOLs potentially expiring in 2025 are $52 million. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired.
As of December 31, 2024, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2024. Additionally, the Company does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
not believe any such additional assessments arising from examinations or audits will have a material effect on the Company's financial statements.
As of December 31, 2024, the Company's deferred tax assets are included in "Other assets, net" and the Company's deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.
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
During the year ended December 31, 2024, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 21, 2024	March 15, 2024	March 28, 2024	$1.565	$683
Common Stock	May 22, 2024	June 14, 2024	June 28, 2024	$1.565	$684
Common Stock	August 7, 2024	September 13, 2024	September 30, 2024	$1.565	$683
Common Stock	November 6, 2024	December 13, 2024	December 31, 2024	$1.565	$682
(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.

See also note 17 for a discussion of the Company's common stock dividend declared in March 2025.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2024 on the Company's common stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 28, 2024	$1.565000	$0.884582	$0.018596	$0.865986	$0.680418
Common Stock	June 28, 2024	$1.565000	$0.884582	$0.018596	$0.865986	$0.680418
Common Stock	September 30, 2024	$1.565000	$0.884582	$0.018596	$0.865986	$0.680418
Common Stock	December 31, 2024	$1.565000	$0.884582	$0.018596	$0.865986	$0.680418
(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Purchases of the Company's Common Stock
During the years ended December 31, 2024, 2023 and 2022, the Company purchased 0.3 million, 0.2 million and 0.4 million shares of its common stock, respectively, utilizing $33 million, $30 million and $65 million in cash, respectively. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
11.Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company has granted stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. Following the stockholder approval of the 2022 Long-Term Incentive Plan ("2022 LTIP"), no further awards can be made under the 2013 Long-Term Incentive Plan ("2013 LTIP"). As of December 31, 2024, the Company had approximately 0.4 million and 0.1 million shares available for issuance under existing and future awards, respectively, pursuant to the 2013 LTIP and approximately 2.2 million and 11.9 million shares available for issuance under existing and future awards, respectively, pursuant to the 2022 LTIP.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of the Company's common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual awards that contain only service-based conditions, (2) annual performance awards that vest subject to the achievement of certain stock performance-based metrics (as further described below), (3) annual performance awards that vest subject to the achievement of the Company's performance related to its average return on invested capital (as further described below), (4) new hire, promotional or relocation awards that generally contain only service-based vesting conditions and (5) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.
The following is a summary of the RSU activity during the year ended December 31, 2024.

RSUs
(In millions)
Outstanding at the beginning of year	3
Granted	1
Vested	(1)
Forfeited	—
Outstanding at end of year	3
The Company granted approximately 1.4 million RSUs to its executives and certain other employees for the year ended December 31, 2024, approximately 1.6 million RSUs for the year ended December 31, 2023 and approximately 0.9 million RSUs for the year ended December 31, 2022. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2024, 2023 and 2022 was $107.98, $126.56 and $146.52 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2024 was approximately 2.2 years.
Of the approximately 1.4 million RSUs granted during the year ended December 31, 2024, (1) approximately 1.2 million RSUs were granted to the Company's executive and certain other employees and generally were subject to time-based vesting conditions, vesting over a three-year period (2) approximately 0.1 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon the Company's total stockholder return compared to that of the companies in the Standard & Poor's 500 Index and (3) approximately 0.1 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon the Company's average return on invested capital (defined as Adjusted EBITDA (as defined in the Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective August 1, 2022)) less cash taxes paid, divided by the Company's historical gross investment in (a) property and equipment (excluding the impact of construction in process), (b) site rental contracts and tenant relationships and (c) goodwill) over a three-year performance period. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain market performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Risk-free rate	4.4%	4.5%	1.7%
Expected volatility	27%	27%	31%
Expected dividend rate	5.5%	4.6%	3.0%
The Company recognized aggregate stock-based compensation expense related to RSUs of $111 million, $139 million and $134 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2024 is $71 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested during the years ended December 31, 2024, 2023 and 2022.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2024	1	$102
2023	1	92
2022	1	187
Stock-based Compensation Expense, Net
The following table discloses the components of stock-based compensation expense, net.

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation expense, net:
Site rental costs of operations	$19	$19	$18
Services and other costs of operations	6	10	10
Selling, general and administrative expenses	106	128	128
Total stock-based compensation expense, net	$131	$157	$156
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
See note 13 for a discussion of operating lease commitments. In addition, as mentioned in note 4, the Company has the option to purchase approximately 54% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
13.Leases
Lessor Tenant Leases
See note 3 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2024 and other information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2024	2023	2022
Lease cost:
Operating lease expense(a)	$706	$708	$660
Variable lease expense(b)	209	205	175
Total lease expense(c)	$915	$913	$835
(a)Represents the Company's operating lease expense related to its ROU assets.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset). Such contingencies are recognized as expense in the period they are resolved.
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
The components of the Company's finance leases are as follows:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Master Prepaid Leases	$4,234	$(3,007)	$1,227	$4,243	$(2,832)	$1,411
Finance Leases	86	(48)	38	71	(49)	22
Total	$4,320	$(3,055)	$1,265	$4,314	$(2,881)	$1,433
For the year ended December 31, 2024, the Company recorded $191 million to "Depreciation, amortization and accretion" related to finance leases and recorded $182 million in each of the years ended December 31, 2023 and December 31, 2022.
Other Lessee Information
As of December 31, 2024, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 15 years and 4.9%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2024:

	Years Ending December 31,					Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
	2025	2026	2027	2028	2029
Operating leases(a)	$558	$551	$547	$543	$538	$5,682	$8,419	$(2,887)	$5,532
(a)Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.
14.Operating Segments and Concentrations of Credit Risk
Reportable Segments
The Company's operating segments, which are also its reportable segments, consist of (1) Towers and (2) Fiber. The Towers segment provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Towers segment also reflects certain ancillary services relating to the Company's towers, predominately consisting of site development services and installation services. See note 16 to the Company's consolidated financial statements for a discussion of the Company's 2023 Restructuring Plan, which included discontinuing installation services as a Towers product offering and note 17 for a discussion of the sale of the Fiber segment which is expected to close in the first half of 2026. The Fiber segment provides access, including space or capacity, to the Company's approximately (1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
105,000 small cells either currently generating revenue or under contract and (2) 90,000 route miles of fiber primarily supporting small cells and fiber solutions geographically dispersed throughout the U.S.

The Company’s President and Chief Executive Officer functions as the chief operating decision maker ("CODM"). The measurement of profit or loss primarily used by the CODM to evaluate the performance of the Company's operating segments is segment operating profit (loss). The CODM uses segment operating profit (loss) to evaluate budget-to-actual variances to assist in deciding whether to (1) reinvest capital into the Company's operating segments by constructing new assets, acquire new assets or land interests (which primarily relate to land assets under towers), or make improvements and structural enhancements to our existing infrastructure, (2) return cash generated to stockholders in the form of dividends, (3) purchase shares of our common stock, or (4) repurchase, repay, or redeem the Company's debt. The CODM also uses segment operating profit (loss) in the evaluation of pricing of new projects and new tenant agreements. Additionally, the Company CODM reviews segment adjusted site rental gross margin and segment adjusted services and other gross margin. The CODM uses segment adjusted site rental gross margin and segment adjusted services and other gross margin to (1) evaluate the economic productivity of the Company's operating segments, (2) identify underlying business trends that are impacting the Company's segment performance, (3) assist in making resource allocation decisions and (4) aid in the preparation of the annual operating budget for the Company's operating segments.

The Company defines segment operating profit (loss) as segment site rental revenues plus segment services and other revenues, less segment site rental costs of operations, segment services and other costs of operations, and segment selling, general and administrative expenses, each of which excludes stock-based compensation, net, and prepaid lease purchase price adjustments, which are recorded in the respective consolidated figures. The Company defines segment adjusted site rental gross margin as segment site rental revenues less segment site rental costs of operations, excluding stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments recorded in consolidated site rental costs of operations. The Company defines segment adjusted services and other gross margin as segment services and other revenues less segment services and other costs of operations, excluding stock-based compensation expense, net recorded in consolidated services and other costs of operations. All of these measurements are exclusive of depreciation, amortization and accretion, which are shown separately.
Costs that are directly attributable to Towers and Fiber are assigned to those respective segments. Additionally, certain costs are shared across segments and are reflected in the Company's segment measures through allocations that management believes to be reasonable. The "Other Non-Segment Items" column, which does not meet the criteria to be classified as a reportable segment, (1) represents amounts excluded from specific segments, such as restructuring charges (credits), asset write-down charges, goodwill impairment, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, gains (losses) on retirement of long-term obligations, interest income, other income (expense), stock-based compensation expense, net and certain selling, general and administrative expenses, and (2) reconciles segment operating profit (loss) to income (loss) before income taxes, as the amounts are not utilized in assessing each segment’s performance. The "Other Non-Segment Items" total assets balance includes corporate assets such as cash and cash equivalents and restricted cash and cash equivalents which have not been allocated to specific segments. For both the Towers and Fiber segments, other segment costs of operations primarily consists of (1) utilities, (2) property taxes, (3) third-party costs related to ancillary services performed and (4) various other insignificant expenses. Other segment selling, general and administrative expenses primarily contains an allocation of corporate facilities expense relating to employees operating for each respective segment and external selling costs in the Fiber segment. There are no significant revenues resulting from transactions between the Company's operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
2024 Segment Results and Significant Segment Expenses

	Year Ended December 31, 2024
	Towers	Fiber	Other Non-Segment Items	Total
Segment site rental revenues	$4,266	$2,092		$6,358
Segment services and other revenues	192	18		210
Segment revenues	4,458	2,110		6,568
Segment site rental costs of operations	959	734		1,693
Segment services and other costs of operations	101	12		113
Segment costs of operations(a)(b)	1,060	746		1,806
Segment adjusted site rental gross margin	3,307	1,358		4,665
Segment adjusted services and other gross margin	91	6		97
Segment selling, general and administrative expenses(b)	76	176		252
Segment operating profit (loss)	3,322	1,188		4,510
Other selling, general and administrative expenses(b)			$348	348
Stock-based compensation expense, net			131	131
Depreciation, amortization and accretion			1,738	1,738
Restructuring charges			109	109
Interest expense and amortization of deferred financing costs, net			932	932
Goodwill impairment			4,958	4,958
Other (income) expenses to reconcile to income (loss) before income taxes(c)			173	173
Income (loss) before income taxes				$(3,879)
Capital expenditures	$133	$1,045	$44	$1,222
Total assets (at year end)	$20,814	$11,283	$639	$32,736
Total goodwill (at year end)	$5,127	$—	$—	$5,127

	Year Ended December 31, 2024
	Towers	Fiber	Other Non-Segment Items	Total
Segment costs of operations:
Lease expense	$745	$369	$—	$1,114
Employee compensation expense	90	95	—	185
Repairs and maintenance expense	54	120	—	174
Other segment costs of operations expense	171	162	—	333
Total segment costs of operations(a)(b)	1,060	746	—	1,806
Segment selling, general and administrative expenses:
Employee compensation expense	63	102	160	325
Other segment selling, general and administrative expenses	13	74	188	275
Total segment selling, general and administrative expenses(b)	$76	$176	$348	$600
(a)Exclusive of depreciation, amortization and accretion shown separately.
(b)Segment costs of operations for the year ended December 31, 2024 excludes (1) stock-based compensation expense, net of $25 million and (2) prepaid lease purchase price adjustments of $16 million. For the year ended December 31, 2024, segment selling, general and administrative expenses and other selling, general and administrative expenses exclude stock-based compensation expense, net of $106 million.
(c)See consolidated statement of operations and comprehensive income (loss) for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
2023 Segment Results and Significant Segment Expenses

	Year Ended December 31, 2023
	Towers	Fiber	Other Non-Segment Items	Total
Segment site rental revenues	$4,313	$2,219		$6,532
Segment services and other revenues	421	28		449
Segment revenues	4,734	2,247		6,981
Segment site rental costs of operations	943	686		1,629
Segment services and other costs of operations	294	12		306
Segment costs of operations(a)(b)	1,237	698		1,935
Segment adjusted site rental gross margin	3,370	1,533		4,903
Segment adjusted services and other gross margin	127	16		143
Segment selling, general and administrative expenses(b)	104	194		298
Segment operating profit (loss)	3,393	1,355		4,748
Other selling, general and administrative expenses(b)			$333	333
Stock-based compensation expense, net			157	157
Depreciation, amortization and accretion			1,754	1,754
Restructuring charges			85	85
Interest expense and amortization of deferred financing costs, net			850	850
Other (income) expenses to reconcile to income (loss) before income taxes(c)			41	41
Income (loss) before income taxes				$1,528
Capital expenditures	$194	$1,175	$55	$1,424
Total assets (at year end)	$21,550	$16,308	$669	$38,527
Total goodwill (at year end)	$5,127	$4,958	$—	$10,085

	Year Ended December 31, 2023
	Towers	Fiber	Other Non-Segment Items	Total
Segment costs of operations:
Lease expense	$732	$347	$—	$1,079
Employee compensation expense	122	98	—	220
Repairs and maintenance expense	58	107	—	165
Other segment costs of operations expense	325	146	—	471
Total segment costs of operations(a)(b)	1,237	698	—	1,935
Segment selling, general and administrative expenses:
Employee compensation expense	82	117	171	370
Other segment selling, general and administrative expenses	22	77	162	261
Total segment selling, general and administrative expenses(b)	$104	$194	$333	$631
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
2022 Segment Results and Significant Segment Expenses

	Year Ended December 31, 2022
	Towers	Fiber	Other Non-Segment Items	Total
Segment site rental revenues	$4,322	$1,967		$6,289
Segment services and other revenues	685	12		697
Segment revenues	5,007	1,979		6,986
Segment site rental costs of operations	918	650		1,568
Segment services and other costs of operations	447	9		456
Segment costs of operations(a)(b)	1,365	659		2,024
Segment adjusted site rental gross margin	3,404	1,317		4,721
Segment adjusted services and other gross margin	238	3		241
Segment selling, general and administrative expenses(b)	115	190		305
Segment operating profit (loss)	3,527	1,130		4,657
Other selling, general and administrative expenses(b)			$317	317
Stock-based compensation expense, net			156	156
Depreciation, amortization and accretion			1,707	1,707
Interest expense and amortization of deferred financing costs, net			699	699
Other (income) expenses to reconcile to income (loss) before income taxes(c)			87	87
Income (loss) before income taxes				$1,691
Capital expenditures	$185	$1,058	$67	$1,310
Total assets (at year end)	$22,210	$16,010	$701	$38,921
Total goodwill (at year end)	$5,127	$4,958	$—	$10,085

	Year Ended December 31, 2022
	Towers	Fiber	Other Non-Segment Items	Total
Segment costs of operations:
Lease expense	$707	$321	$—	$1,028
Employee compensation expense	159	100	—	259
Repairs and maintenance expense	56	97	—	153
Other segment costs of operations expense	443	141	—	584
Total segment costs of operations(a)(b)	1,365	659	—	2,024
Segment selling, general and administrative expenses:
Employee compensation expense	93	118	183	394
Other segment selling, general and administrative expenses	22	72	134	228
Total segment selling, general and administrative expenses(b)	$115	$190	$317	$622
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the Company's consolidated revenues.

	Years Ended December 31,
	2024	2023	2022
T-Mobile	35%	38%	38%
AT&T	19%	19%	18%
Verizon Wireless	19%	19%	18%
Total	73%	76%	74%
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
15.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$566	$571	$560
Interest paid	895	800	684
Income taxes paid	17	18	10
Supplemental disclosure of non-cash investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	4	12	191
Increase (decrease) in accounts payable for purchases of property and equipment	(33)	36	(5)
Capitalized stock-based compensation	23	29	21
Purchase of property and equipment under finance leases and installment land purchases	69	62	28
(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within various lines on the consolidated balance sheet to amounts reported in the consolidated statement of cash flows is shown below.

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$119	$105	$156
Restricted cash and cash equivalents, current	171	171	166
Restricted cash and cash equivalents reported within other assets, net	5	5	5
Cash and cash equivalents and restricted cash and cash equivalents	$295	$281	$327

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
The 2023 Restructuring Plan included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office space consolidation, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024. The payments for the employee headcount reduction were completed in 2024, while payments for the office space consolidation are expected to be completed in 2032. The following tables summarize the activities related to the 2023 Restructuring Plan for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective year	$16	$12	$28	$—	$—	$—
Charges (credits)	—	9	9	63	22	85
Payments	(14)	(12)	(26)	(46)	(4)	(50)
Non-cash items	—	(4)	(4)	(1)	(6)	(7)
Liability as of the end of the respective year	$2	$5	$7	$16	$12	$28

2024 Restructuring Plan
In June 2024, the Company initiated the 2024 Restructuring Plan as part of its efforts to drive operational efficiencies and reduce operating costs and capital expenditures, with a primary focus on the Company's Fiber segment. As a result, the Company announced a reduction of the Company's total employee headcount by more than 10% and the closing of certain offices.
The 2024 Restructuring Plan includes charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office closures, which includes remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2024 Restructuring Plan were substantially completed and the related charges were recorded by December 31, 2024, while the payments are expected to be completed for the employee headcount reduction in 2025 and office closures in 2033. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Restructuring Plan.
The following table summarizes the activities related to the 2024 Restructuring Plan for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of December 31, 2023	$—	$—	$—
Charges (credits)	39	61	100
Payments	(34)	(10)	$(44)
Non-cash items	4	(12)	$(8)
Liability as of December 31, 2024	$9	$39	$48
As of December 31, 2024, the liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the consolidated statements of operations and comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The Company does not allocate restructuring charges between its operating segments. If charges related to the Restructuring Plans were allocated to operating segments, for the year ended December 31, 2024, $13 million and $64 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segments, respectively, with the remaining $32 million allocated to Other. Similarly, for the year ended December 31, 2023, $44 million and $18 million of the aforementioned charge would have been allocated to the Company's Towers and Fiber segment, respectively, with the remaining $23 million allocated to Other.
17.Subsequent Events
Common Stock Dividend
On February 26, 2025, the Company's board of directors declared a quarterly cash dividend of $1.565 per common share. The quarterly dividend will be payable on March 31, 2025, to common stockholders of record as of March 14, 2025.
Strategic Fiber Transaction
On March 13, 2025, the Company signed the Strategic Fiber Agreement to sell its Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cell business. Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate, subject to certain closing adjustments. The Fiber Business did not meet the criteria for assets held for sale as of December 31, 2024, and therefore remains presented as a component of continuing operations. In subsequent periods, the Fiber Business will be presented as a discontinued operation, and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. Upon classification as held for sale in the first quarter of 2025, the Company expects to recognize a loss of between $700 million and $800 million, inclusive of estimated transaction fees. This Strategic Fiber transaction is expected to close in the first half of 2026, subject to certain closing conditions and regulatory approvals.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of the 2024 Form 10-K, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of the 2024 Form 10-K.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A

PART III
Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth under "Executive Compensation—Executive Officers," "Election of Directors—Nominees for Director," "Other Matters—Delinquent Section 16(a) Reports," if applicable, "Election of Directors—Board Committees" and "Other Matters—Available Information" in the 2025 Proxy Statement and is incorporated herein by reference.
We have adopted an Insider Trading Policy and procedures governing the purchase, sale or other disposition of our securities by directors, officers, employees, contingent workers, contractors and consultants, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.
Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under "Executive Compensation," except as to the information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance, "Election of Directors—Board Compensation," "Election of Directors—Director Compensation Table for 2024" and "Election of Directors—Board Committees—Compensation Committee Interlocks and Insider Participation" in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth under "Other Matters—Beneficial Ownership of Common Stock" in the 2025 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2024:

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
(b)Represents the 2013 Long-Term Incentive Plan ("2013 LTIP") and the 2022 Long-Term Incentive Plan ("2022 LTIP"). Of the shares remaining available for future issuance, 0.4 million and 2.2 million shares may be issued pursuant to outstanding RSUs granted under the 2013 LTIP and the 2022 LTIP, respectively. Following the adoption of the 2022 LTIP, no further awards may be granted under the 2013 LTIP.
Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth under "Election of Directors—Certain Relationships and Related Transactions" and "Election of Directors—Board Independence" in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under "Ratification of Appointment of Independent Registered Public Accountants" in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 56.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022, which is located on page 109.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2024, 2023 and 2022, which is located on page 110.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2024 Form 10-K.
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
		8-K	001-16441	July 19, 2017	2.1
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
4.1	Specimen of Common Stock Certificate	8-K	001-16441	December 16, 2014	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.2	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.3	Indenture Supplement, dated December 1, 2023, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC and The Bank of New York Mellon (as successor to The Bank of New York, as successor to JPMorgan Chase Bank, N.A.), as trustee.	8-K	001-16441	December 1, 2023	4.1
4.4	Indenture Supplement, dated as of September 26, 2006, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2005-1	8-K	001-16441	September 29, 2006	10.1
4.5	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	December 5, 2006	4.1
4.6	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.1
4.7	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.2
4.8	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.9	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1
4.10	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.11	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.12	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1
4.13	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.14	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.15	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.16	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.17	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.18	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5
4.19	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.20	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.21	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.22	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.23	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.24	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.25	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.26	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.27	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.28	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1
4.29	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	001-16441	April 3, 2020	4.1
4.30	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	001-16441	June 15, 2020	4.1
4.31	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.32	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.500% Senior Notes due 2031	8-K	001-16441	June 29, 2021	4.1
4.33	Seventh Supplemental Indenture dated March 4, 2022, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.900% Senior Notes due 2027	8-K	001-16441	March 4, 2022	4.1
4.34	Eighth Supplemental Indenture dated January 11, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.00% Senior Notes due 2028	8-K	001-16441	January 11, 2023	4.1
4.35	Ninth Supplemental Indenture dated April 26, 2023, between the Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.800% Senior Notes due 2028 and 5.100% Senior Notes due 2033	8-K	001-16441	April 26, 2023	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.36	Tenth Supplemental Indenture dated December 6, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.600% Senior Notes due 2029 and 5.800% Senior Notes due 2034	8-K	001-16441	December 6, 2023	4.1
4.37	Eleventh Supplemental Indenture dated August 12, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.900% Senior Notes due 2029 and 5.200% Senior Notes due 2034	8-K	001-16441	August 12, 2024	4.1
4.38*	Description of the Company's Common Stock	—	—	—	—
10.1†	Amended and Restated Severance Agreement between Crown Castle International Corp. and Jay A. Brown, effective as of June 1, 2016	8-K	001-16441	February 24, 2016	10.3
10.2†	Letter Agreement between Crown Castle Inc. and Jay A. Brown, dated January 16, 2024	10-K	001-16441	February 23, 2024	10.2
10.3†	Form of Severance Agreement between Crown Castle International Corp. and Philip M. Kelley	8-K	001-16441	July 15, 2008	10.1
10.4†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Philip M. Kelley, effective April 6, 2009	8-K	001-16441	April 8, 2009	10.2
10.5†	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain executive officers, including Philip M. Kelley	8-K	001-16441	February 24, 2016	10.5
10.6†	Form of Severance Agreement between Crown Castle International Corp. and each of Daniel K. Schlanger, Michael J. Kavanagh, Christopher D. Levendos, Catherine Piche, Edward B. Adams, Jr., and Edmond Chan	10-K	001-16441	February 22, 2016	10.47
10.7†*	Severance Agreement between Crown Castle Inc. and Steven J. Moskowitz, effective April 11, 2024	—	—	—	—
10.8†	Letter Agreement between Crown Castle Inc. and Daniel K. Schlanger, dated January 23, 2024	10-K	001-16441	February 23, 2024	10.8
10.9†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.10†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.11†	Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	8-K	001-16441	May 20, 2022	10.3
10.12†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.13†	Crown Castle International Corp. 2022 Long-Term Incentive Plan	DEF 14A	001-16441	April 4, 2022	App. A
10.14†	First Amendment to Crown Castle International Corp. 2022 Long-Term Incentive Plan	10-K	001-16441	February 24, 2023	10.11
10.15†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective May 19, 2022)	8-K	001-16441	May 20, 2022	10.2
10.16†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective August 1, 2022)	10-K	001-16441	February 24, 2023	10.13
10.17†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective January 1, 2024)	10-Q	001-16441	May 1, 2024	10.4
10.18†*	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective February 26, 2025)	—	—	—	—
10.19†	Amended and Restated Crown Castle Inc. Extended Service Separation Program (effective October 17, 2023)	10-K	001-16441	February 23, 2024	10.17
10.20†	Crown Castle Inc. 2024 EMT Annual Incentive Plan	8-K	001-16441	November 9, 2023	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.21†	Crown Castle Inc. 2025 EMT Annual Incentive Plan	8-K	001-16441	February 26, 2025	10.1
10.22	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.23	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.24	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.25	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.26	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.27	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1
10.28	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.29	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.30	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.31
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
		8-K	001-16441	December 5, 2006	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.32	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.33	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.39	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.40	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.41	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.42	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	8-K	001-16441	December 28, 2012	10.1
10.43	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.44	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.45	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.46	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.47	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.48	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.49	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.50	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.51	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.52	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1
10.53	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	February 13, 2017	10.1
10.54	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.55	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.56	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.57	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.58	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
10.59	Amendment No. 7 dated as of July 8, 2022, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	July 8, 2022	10.1
10.60	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
10.61	Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated December 19, 2023	8-K	001-16441	December 20, 2023	10.1
10.62	Amendment to Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated March 3, 2024	8-K	001-16441	March 4, 2024	10.1
10.63	Form of Sales Agreement, dated March 20, 2024, between the Company and each of BofA Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BTIG, LLC, Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, TD Securities (USA) LLC and Truist Securities, Inc.	8-K	001-16441	March 20, 2024	1.1
19*	Insider Trading Policy	—	—	—	—
21*	Schedule of Subsidiaries of Crown Castle Inc.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
97†	Crown Castle Inc. Incentive Compensation Recovery Policy	10-K	001-16441	February 23, 2024	97

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
101*	The following financial statements from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.
Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses:
2024	$19	$9	$(6)	$22
2023	$19	$11	$(11)	$19
2022	$17	$8	$(6)	$19

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Balance at End of Year
Deferred Tax Valuation Allowance:
2024	$2	$1	$—	$3
2023	$2	$—	$—	$2
2022	$—	$2	$—	$2

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$1,782	(b)	(c)	(c)	$30,474	$(15,049)	Various	Various	Up to 20 years
(a)Includes (1) more than 40,000 towers, (2) approximately 105,000 small cell nodes either currently generating revenue or under contract and (3) approximately 90,000 route miles of fiber. No single asset exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
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
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2024	2023	2022
Gross amount at beginning	$29,383	$27,936	$26,679
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions(a)	10	50	32
Communications infrastructure construction and improvements	1,063	1,254	1,138
Purchase of land interests	58	64	53
Sustaining capital expenditures	59	52	52
Other(b)	78	105	127
Total additions	1,268	1,525	1,402
Deductions during period:
Cost of real estate sold or disposed	(177)	(78)	(145)
Other	—	—	—
Total deductions	(177)	(78)	(145)
Balance at end	$30,474	$29,383	$27,936
(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to (1) the purchase of property and equipment under finance leases and installment land purchases, (2) asset retirement obligations and (3) capitalized stock-based compensation.

	2024	2023	2022
Gross amount of accumulated depreciation at beginning	$(13,817)	$(12,649)	$(11,582)
Additions during period:
Depreciation	(1,257)	(1,222)	(1,181)
Total additions	(1,257)	(1,222)	(1,181)
Deductions during period:
Amount for assets sold or disposed	22	38	105
Other	3	16	9
Total deductions	25	54	114
Balance at end	$(15,049)	$(13,817)	$(12,649)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2024 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2025.

CROWN CASTLE INC.

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven J. Moskowitz and Edward B. Adams, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2024 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2024 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2024 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 14th day of March, 2025.

Name	Title

/s/ STEVEN J. MOSKOWITZ	President, Chief Executive Officer and Director
Steven J. Moskowitz	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President and Chief Financial Officer
Daniel K. Schlanger	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ P. ROBERT BARTOLO	Chair of the Board of Directors
P. Robert Bartolo

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ JASON GENRICH	Director
Jason Genrich

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ KEVIN T. KABAT	Director
Kevin T. Kabat

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ SUNIT PATEL	Director
Sunit Patel

/s/ BRADLEY E. SINGER	Director
Bradley E. Singer

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III