Form 10-Q
period 2025-03-31
CROWN CASTLE INC.
filed 2025-05-09
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at May 7, 2025: 435,458,808

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2025 outlook and plans, projections, expectations and estimates regarding (1) our strategy and the value of our business model, (2) demand for our towers, including factors driving such demand, (3) the growth potential of the U.S. market for towers, (4) demand for data and factors driving such demand, (5) tenants' investment to improve network quality and expand capacity (6) our ability to service our debt and comply with debt covenants, (7) the level of commitment under our debt instruments, (8) our ability to remain qualified as a real estate investment trust ("REIT"), (9) site rental revenues, (10) sources and uses of liquidity, (11) impact from the Sprint Cancellations (as defined below), (12) drivers of cash flow growth, (13) dividends and share repurchases, (14) discretionary and sustaining capital expenditures, (15) non-renewals, (16) timing of payments related to restructuring activities, (17) pending sale of our Fiber Business (as defined below), (18) our capital allocation framework, (19) refinancing of our Tower Revenue Notes, Series 2015-2, and (20) maintenance of an investment grade credit profile. Dividends and the share repurchase program remain subject to the approval of our board of directors, which has the discretion to determine whether to declare dividends or authorize a repurchase program and the amounts and timing of the dividends and share repurchase program.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle Inc. ("CCI") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2024 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$60	$100
Restricted cash and cash equivalents	174	170
Receivables, net	123	129
Prepaid expenses	76	74
Current portion of deferred site rental receivables	185	164
Other current assets	25	24
Current assets of discontinued operations (note 3)	442	429
Total current assets	1,085	1,090
Deferred site rental receivables	2,277	2,279
Property and equipment, net of accumulated depreciation of $10,519 and $10,417, respectively	6,492	6,577
Operating lease right-of-use assets	5,566	5,600
Goodwill	5,127	5,127
Other intangible assets, net	993	1,037
Other assets, net	57	58
Non-current assets of discontinued operations (note 3)	10,163	10,968
Total assets	$31,760	$32,736

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42	$48
Accrued interest	162	244
Deferred revenues	145	141
Other accrued liabilities	141	167
Current maturities of debt and other obligations	1,503	603
Current portion of operating lease liabilities	268	264
Current liabilities of discontinued operations (note 3)	689	710
Total current liabilities	2,950	2,177
Debt and other long-term obligations	22,874	23,451
Operating lease liabilities	5,030	5,062
Other long-term liabilities	641	645
Non-current liabilities of discontinued operations (note 3)	1,518	1,534
Total liabilities	33,013	32,869
Commitments and contingencies (note 8)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: March 31, 2025—435 and December 31, 2024—435	4	4
Additional paid-in capital	18,423	18,393
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(19,675)	(18,525)
Total equity (deficit)	(1,253)	(133)
Total liabilities and equity (deficit)	$31,760	$32,736

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues:
Site rental	$1,011	$1,068
Services and other	50	46
Net revenues	1,061	1,114
Operating expenses:
Costs of operations:(a)
Site rental	240	243
Services and other	28	29
Selling, general and administrative	93	114
Asset write-down charges	2	6
Depreciation, amortization and accretion	177	191
Restructuring charges	—	11
Total operating expenses	540	594
Operating income (loss)	521	520
Interest expense and amortization of deferred financing costs, net	(236)	(226)
Interest income	3	4
Other income (expense)	1	2
Income (loss) from continuing operations before income taxes	289	300
Benefit (provision) for income taxes	(5)	(6)
Income (loss) from continuing operations	284	294
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	82	17
Gain (loss) from disposal of discontinued operations, net of tax	(830)	—
Income (loss) from discontinued operations, net of tax	(748)	17
Net income (loss)	(464)	311
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)
Total other comprehensive income (loss)	—	(1)
Comprehensive income (loss)	$(464)	$310
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.65	$0.68
Income (loss) from discontinued operations, basic	$(1.72)	$0.04
Net income (loss)—basic	$(1.07)	$0.72
Income (loss) from continuing operations, diluted	$0.65	$0.67
Income (loss) from discontinued operations, diluted	$(1.72)	$0.04
Net income (loss)—diluted	$(1.07)	$0.71
Weighted-average common shares outstanding:
Basic	435	434
Diluted	436	435

(a)Exclusive of depreciation, amortization and accretion, shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(464)	$311
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(82)	(17)
(Gain) loss from disposal of discontinued operations, net of tax	830	—
Income (loss) from continuing operations	284	294
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	177	191
Amortization of deferred financing costs and other non-cash interest	8	8
Stock-based compensation expense, net	18	24
Asset write-down charges	2	6
Deferred income tax (benefit) provision	1	4
Other non-cash adjustments, net	(1)	4
Net cash provided by (used for) operating activities from discontinued operations	270	274
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(82)	(59)
Increase (decrease) in accounts payable	(6)	(16)
Increase (decrease) in other liabilities	(21)	(115)
Decrease (increase) in receivables	6	38
Decrease (increase) in other assets	(15)	(54)
Net cash provided by (used for) operating activities	641	599
Cash flows from investing activities:
Capital expenditures	(40)	(47)
Payments for acquisitions, net of cash acquired	—	(1)
Other investing activities, net	2	1
Net cash provided by (used for) investing activities from discontinued operations	(217)	(273)
Net cash provided by (used for) investing activities	(255)	(320)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(28)	(14)
Payments under revolving credit facility	—	(670)
Net issuances (repayments) under commercial paper program	336	1,138
Purchases of common stock	(21)	(27)
Dividends/distributions paid on common stock	(690)	(688)
Net cash provided by (used for) financing activities	(403)	(261)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(17)	18
Effect of exchange rate changes	—	(1)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(a)	295	281
Cash and cash equivalents and restricted cash and cash equivalents at end of period(a)	$278	$298

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 12.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, December 31, 2024	435	$4	$18,393	$(5)	$(18,525)	$(133)
Stock-based compensation related activity, net of forfeitures	—	—	51	—	—	51
Purchases and retirement of common stock	—	—	(21)	—	—	(21)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(686)	(686)
Net income (loss)	—	—	—	—	(464)	(464)
Balance, March 31, 2025	435	$4	$18,423	$(5)	$(19,675)	$(1,253)

Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
Stock-based compensation related activity, net of forfeitures	1	—	67	—	—	67
Purchases and retirement of common stock	—	—	(27)	—	—	(27)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(683)	(683)
Net income (loss)	—	—	—	—	311	311
Balance, March 31, 2024	435	$4	$18,310	$(5)	$(12,261)	$6,048

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2024, and related notes thereto, included in the 2024 Form 10-K filed by Crown Castle Inc. ("CCI") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2024 Form 10-K. References to the "Company" refer to CCI and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
The Company owns, operates and leases shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. The Company's towers, small cells and fiber assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants." The Company provides access, including space or capacity, to its communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell the small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cells business ("Strategic Fiber Transaction"). Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments.
As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Upon classification as "held for sale", the Company recognized a loss of $830 million, inclusive of estimated transaction fees, during the first quarter of 2025. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement. See note 3 to our condensed consolidated financial statements for a further discussion of discontinued operations.
As part of the Company's effort to provide efficient and cost effective solutions, the Company also offers certain site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") as an ancillary offering relating to its towers.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of March 31, 2025, the condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, and the condensed consolidated cash flows for the three months ended March 31, 2025 and 2024. The year-end condensed consolidated balance sheet data, that was derived from audited financial statements, was recast following the Fiber Business being classified as discontinued operations and does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)
Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Unless otherwise noted, all activities and amounts reported in the following notes relate to the continuing operations of the Company and exclude activities and amounts related to discontinued operations. See notes 3 and 11 to our condensed consolidated financial statements for a discussion of discontinued operations and the Company's operating segment.
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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2025 had a material impact on the Company's condensed consolidated financial statements.
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
In November 2024, the FASB issued new guidance that requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements for both annual and interim periods. The guidance will be effective for the Company's fiscal year ending December 31, 2027, and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the potential impact on its financial statement disclosures.
3.Discontinued Operations
In January 2024, the Company's board of directors established a Fiber Review Committee to oversee and direct the review of strategic and operational alternatives that were available to the Company with respect to its Fiber Business. The operational review concluded in June 2024 and resulted in the restructuring plan that we initiated in June 2024 ("2024 Restructuring Plan"), while the strategic review concluded in March 2025 with the signing of the Strategic Fiber Agreement. See note 13 to our condensed consolidated financial statements for a discussion of the 2024 Restructuring Plan.
On March 13, 2025, management signed the Strategic Fiber Agreement to sell the Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cells business. Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. As such, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Upon classification as "held for sale", the Company recorded a loss from disposal of discontinued operations, net of tax, of $830 million, which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss is included in "Gain (loss) from disposal of discontinued operations, net of tax" in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, management will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of March 31, 2025 and December 31, 2024 and results of operations related to discontinued operations for the three months ended March 31, 2025 and 2024. See note 11 to our condensed consolidated financial statements for a discussion of our reportable segment.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Receivables, net	$316	$349
Other current assets(a)	126	80
Total current assets	442	429
Property and equipment(b)	8,976	8,918
Other intangible assets, net(b)	1,704	1,744
Operating lease right-of-use assets and other assets, net	302	306
Valuation allowance for assets held for sale	(819)	—
Total assets	$10,605	$11,397
LIABILITIES
Current liabilities:
Accounts payable	$150	$144
Deferred revenues	345	336
Operating lease liabilities and other accrued liabilities	186	223
Current maturities of debt and other obligations	8	7
Total current liabilities	689	710
Debt and other long-term obligations	22	20
Operating lease liabilities	166	173
Deferred revenue and other long-term liabilities	1,330	1,341
Total liabilities	$2,207	$2,244

	Three Months Ended March 31,
	2025	2024
Net revenues	$532	$526
Operating expenses(b)	448	507
Income (loss) from discontinued operations before income taxes	84	19
Benefit (provision) for income taxes	(2)	(2)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax(c)	$82	$17

(a)As of March 31, 2025 and December 31, 2024, inclusive of $39 million and $20 million, respectively, in cash and cash equivalents.
(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of assets included in discontinued operations.
(c)Exclusive of the gain (loss) from disposal of discontinued operations, net of tax, as presented on the condensed consolidated statement of operations and comprehensive income (loss).

4.Revenues
Site Rental Revenues
The Company generates site rental revenues from its core business by providing tenants with access, including space or capacity, to its towers via long-term tenant contracts in various forms, including lease, license, sublease and service agreements. Typically, providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges between five to 15 years for wireless tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's condensed consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
Services and Other Revenues
As part of the Company’s effort to provide efficient and cost effective solutions, as an ancillary business, the Company offers certain site development services.
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
Additional Information on Revenues
As of January 1, 2025 and March 31, 2025, $430 million and $423 million of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2025, approximately $37 million of the January 1, 2025 unrecognized revenues balance was recognized as revenues. As of January 1, 2024, $623 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2024, approximately $55 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2025.

	Nine Months Ending December 31,	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Contracted amounts(a)	$2,928	$3,955	$4,033	$3,911	$3,212	$11,546	$29,585

(a)Excludes amounts related to services, as those contracts generally have a duration of one year or less.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
5.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2025.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2025		Balance as of December 31, 2024		Stated Interest Rate as of March 31, 2025(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$31		$32		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045	(c)	700		700		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	747		747		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	268	(e)	272	(e)	Various	(d)
Total secured debt					1,746		1,751
2016 Revolver	Jan. 2016		July 2027		—	(f)	—		N/A	(g)
2016 Term Loan A	Jan. 2016		July 2027		1,101		1,117		5.5%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	1,677	(h)	1,341		4.9%
1.350% Senior Notes	June 2020		July 2025		500		499		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		899		899		4.5%
3.700% Senior Notes	May 2016		June 2026		749		749		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		997		997		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		499		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		746		746		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		998		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		994		993		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		996		996		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		595		595		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		596		596		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		743		742		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		544		544		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		547		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		742		742		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,093		1,093		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		992		991		2.1%
2.500% Senior Notes	June 2021		July 2031		744		744		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		744		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		743		742		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		689		689		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,234		1,235		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		491		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		891		3.3%
Total unsecured debt					22,631		22,303
Total debt and other obligations					24,377		24,054
Less: current maturities of debt and other obligations					1,503		603
Non-current portion of debt and other long-term obligations					$22,874		$23,451

(a)See the 2024 Form 10-K, including note 7 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the Tower Revenue Notes, Series 2015-2 and Series 2018-2 (collectively, "Tower Revenue Notes") are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes. As of March 31, 2025, the Tower Revenue Notes, Series 2015-2 and Series 2018-2 have principal amounts of $700 million and $750 million, with anticipated repayment dates in 2025 and 2028, respectively.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(e)For the periods ended March 31, 2025 and December 31, 2024, reflects $7 million and $8 million, respectively, in finance lease obligations (primarily related to vehicles).
(f)As of March 31, 2025, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $7.0 billion.
(g)Both the 2016 Revolver and the senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2024 Form 10-K, including note 7 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
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

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2025, which do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes.

	Nine Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2025		2026	2027	2028	2029	Thereafter
Scheduled principal payments and final maturities	$2,255	(a)	$2,780	$3,252	$2,633	$2,478	$11,130	$24,528	$(151)	$24,377

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (h) of the preceding table.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense on debt obligations	$233	$223
Amortization of deferred financing costs and adjustments on long-term debt	8	8
Capitalized interest	(5)	(5)
Total	$236	$226

6.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$60	$60	$100	$100
Restricted cash and cash equivalents, current and non-current	1	179	179	175	175
Liabilities:
Total debt and other obligations	2	24,377	22,767	24,054	22,371

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2024, there have been no changes in the Company's valuation techniques used to measure fair values.
7.Income Taxes
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
For the three months ended March 31, 2025 and 2024, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
8.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2025 and 2024, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended March 31,
	2025	2024
Income (loss) from continuing operations	$284	$294

Income (loss) from discontinued operations, net of tax	(748)	17

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	435	434
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	436	435

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.65	$0.68
Income (loss) from discontinued operations, basic	$(1.72)	$0.04
Net income (loss)—basic	$(1.07)	$0.72

Income (loss) from continuing operations, diluted	$0.65	$0.67
Income (loss) from discontinued operations, diluted	$(1.72)	$0.04
Net income (loss)—diluted	$(1.07)	$0.71

Dividends/distributions declared per share of common stock	$1.565	$1.565
During the three months ended March 31, 2025, the Company granted 1.3 million RSUs to the Company's executives and certain other employees.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
9.Commitments and Contingencies
The Company is involved in various claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. The Company and certain of its subsidiaries are also contingently liable for commitments or performance guarantees arising in the ordinary course of business, including certain letters of credit or surety bonds. In addition, the Company has the option to purchase approximately 54% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
10.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2025, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 26, 2025	March 14, 2025	March 31, 2025	$1.565	$686

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2025, the Company purchased 0.2 million shares of its common stock utilizing $21 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
11.Operating Segment
Reportable Segment
The Fiber Business is predominately comprised of the assets that the Company previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. As such, the Company recast results for all periods presented under the discontinued operations basis of presentation. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company's President and Chief Executive Officer in such person's capacity as the CODM.
The Company provides access, including space or capacity, to the Company's more than 40,000 towers geographically dispersed throughout the U.S. The Company also offers site development services as an ancillary offering relating to its towers.
The measurement of profit or loss primarily used by the CODM in making operating decisions, assessing financial performance, and allocating resources is net income (loss).

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth the Company's results, including significant expenses not presented in the condensed consolidated statement of operations comprehensive income (loss), for the three months ended March 31, 2025 and 2024. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

	Three Months Ended March 31,
	2025	2024
Net revenues	$1,061	$1,114
Less:
Lease expense	186	185
Employee compensation expense(a)	88	96
Other costs of operations expense(b)(c)	57	62
Other selling, general and administrative expenses(d)	30	43
Asset write-down charges	2	6
Depreciation, amortization and accretion	177	191
Restructuring charges	—	11
Total operating expenses	540	594
Operating income	521	520
Interest expense and amortization of deferred financing costs, net	(236)	(226)
Interest income	3	4
Other income (expense)	1	2
Income (loss) from continuing operations before income taxes	289	300
Benefit (provision) for income taxes	(5)	(6)
Income (loss) from continuing operations	284	294
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	82	17
Gain (loss) from disposal of discontinued operations, net of tax	(830)	—
Income (loss) from discontinued operations, net of tax	(748)	17
Net income (loss)	$(464)	$311

(a)$24 million and $26 million is included in "Costs of operations" for the three months ended March 31, 2025 and 2024, respectively, and $63 million and $72 million is included in "Selling, general and administrative" for the three months ended March 31, 2025 and 2024, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
(b)Exclusive of depreciation, amortization and accretion, shown separately.
(c)Other costs of operations primarily consists of (1) property taxes, (2) repair and maintenance expense, (3) third-party costs related to ancillary services performed and (4) various other insignificant expenses.
(d)Other selling, general and administrative expenses primarily include (1) corporate facilities expense, (2) legal expenses and consulting fees, (3) subscriptions and software costs and (4) other general corporate costs.
12.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$131	$131
Interest paid	315	282
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	36	(98)
Increase (decrease) in accounts payable for purchases of property and equipment	—	(2)
Purchase of property and equipment under finance leases and installment land purchases	6	18

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

	March 31, 2025			December 31, 2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Cash and cash equivalents	$60	$38	$98	$100	$19	$119
Restricted cash and cash equivalents, current	174	1	175	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$239	$39	$278	$275	$20	$295
13.Restructuring
2023 Restructuring Plan
In July 2023, the Company initiated the restructuring plan ("2023 Restructuring Plan," and together with the 2024 Restructuring Plan, "Restructuring Plans") as part of its efforts to reduce costs to better align the Company's operational needs with lower tower activity. The 2023 Restructuring Plan included reducing the Company's total employee headcount by approximately 15%, discontinuing installation services as a product offering while continuing to offer site development services on Company towers, and consolidating office space.
The 2023 Restructuring Plan included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office space consolidation, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation.
The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024. The payments for the employee headcount reduction were completed in 2024, while the payments for the office space consolidation are expected to be completed in 2032. The following tables summarize the activities related to the 2023 Restructuring Plan for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$2	$5	$7	$12	$11	$23
Charges (credits)	—	—	—	—	10	10
Payments	(1)	(1)	(2)	(6)	(4)	(10)
Non-cash items	—	—	—	—	(4)	(4)
Liability as of the end of the respective period	$1	$4	$5	$6	$13	$19

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)
2024 Restructuring Plan
In June 2024, the Company initiated the 2024 Restructuring Plan as part of its efforts to drive operational efficiencies and reduce operating costs and capital expenditures, with a primary focus on the Company's small cells and fiber solutions businesses. As a result, the Company announced a reduction of the Company's total employee headcount by more than 10% and the closing of certain offices.
The 2024 Restructuring Plan included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office closures, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2024 Restructuring Plan were substantially completed and the related charges were recorded by December 31, 2024, while the payments are expected to be completed for the employee headcount reduction in 2025 and office closures in 2033.
The following table summarizes the activities related to the 2024 Restructuring Plan for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of December 31, 2024	$2	$34	$36
Charges (credits)	—	—	—
Payments	(2)	(3)	(5)
Non-cash items	—	—	—
Liability as of March 31, 2025	$—	$31	$31
The liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statement of operations and comprehensive income (loss).

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2024 Form 10-K.
General Overview
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 105,000 small cell nodes either currently generating revenue or under contract and (3) approximately 90,000 route miles of fiber primarily supporting small cells and fiber solutions. Our towers, small cells and fiber solutions assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants." The Company provides access, including space or capacity, to its communications infrastructure via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
Our towers have a significant presence in each of the top 100 basic trading areas ("BTAs"), and the majority of our small cells and fiber assets are located in major metropolitan areas, including a presence in most major U.S. markets.
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell our small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cells business ("Strategic Fiber Transaction"). Under the Strategic Fiber Agreement, we will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments.
As the Strategic Fiber Transaction represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Upon classification as "held for sale", the Company recognized a loss of $830 million, inclusive of estimated transaction fees, during the first quarter of 2025. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Unless otherwise noted, all activities and amounts reported below relate to the continuing operations of the Company and exclude activities and amounts related to discontinued operations. See notes 3 and 11 to our condensed consolidated financial statements for a discussion of discontinued operations and operating segment.
Site rental revenues represented 95% of our first quarter 2025 consolidated net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
Strategy
As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of towers, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and share repurchases and (3) investing capital efficiently to grow cash flows. Our strategy is based, in part, on our belief that the U.S. is the most attractive market in the world for towers. We measure our efforts to create "long-term stockholder value" by the combined payments of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:
•Grow cash flows from our existing towers. We are focused on maximizing the recurring site rental cash flows generated from providing our tenants with long-term access to our towers, which we believe is the core driver of value for our stockholders. Tenant additions or modifications of existing tenant equipment (collectively, "tenant additions") enable our tenants to expand coverage and capacity in order to meet increasing demand for data while generating high incremental returns for our business. We believe our towers provide an efficient and cost-effective solution for our wireless tenants' growing networks that provides an opportunity to generate cash flows and increase stockholder return.

•Return cash generated by operating activities to stockholders in the form of dividends and share repurchases. We believe that distributing a meaningful portion of our cash generated by operating activities appropriately provides stockholders with increased certainty for a portion of expected long-term stockholder value while still allowing us to retain sufficient flexibility to invest in our business and deliver growth. We believe this decision reflects the translation of the high-quality, long-term contractual cash flows of our business into stable capital returns to stockholders.
•Invest capital efficiently to grow cash flows. In addition to adding tenants to our existing towers, we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that will increase long-term stockholder value. These investments include acquisition of land interests, making improvements and structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time.
Our strategy to create long-term stockholder value is based on our belief that there will be considerable future demand for our towers based on the location of our assets and the rapid and continuing growth in the demand for data. We believe that such demand for our towers will continue, will result in growth of our cash flows due to tenant additions on our existing towers, and will create other growth opportunities for us, such as demand for newly constructed or acquired towers, as described above. Further, we seek to augment the long-term value creation associated with growing our recurring site rental cash flows by offering certain ancillary site development services.
Highlights of Business Fundamentals and Results
•We operate as a REIT for U.S. federal income tax purposes
◦As a REIT, we are generally entitled to a deduction for dividends that we pay and, therefore, are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders.
◦To remain qualified and be taxed as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our net operating loss carryforwards ("NOLs") (determined without regard to the dividends paid deduction and excluding net capital gain).
◦See note 7 to our condensed consolidated financial statements for further discussion of our REIT status.
•Potential growth resulting from the increasing demand for data
◦We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, (6) the adoption of other bandwidth-intensive applications (such as cloud services, artificial intelligence and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
◦We expect U.S. wireless carriers will continue to focus on improving network quality and expanding capacity (including through 5G initiatives). We believe our towers provide an efficient and cost-effective solution to our wireless tenants' growing infrastructure needs.
◦Tenant additions on our towers are achieved at a low incremental operating cost, delivering high incremental returns.
•Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications.
•Investing capital efficiently to grow cash flows (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $33 million for the three months ended March 31, 2025. The capital expenditures predominately related to improvements to existing towers in order to support additional tenants.
◦We expect to continue to construct and acquire new towers based on our tenants' needs and generate attractive long-term returns by adding additional tenants over time.
•Site rental revenues under long-term tenant contracts
◦Our tenant contracts have initial terms generally between five to 15 years, with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.
◦As of March 31, 2025, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $29.6 billion of expected future cash inflows.

•Majority of our revenues from large wireless carriers
◦For the three months ended March 31, 2025, approximately 89% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the three months ended March 31, 2025, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Minimal sustaining capital expenditure requirements
◦For the three months ended March 31, 2025, sustaining capital expenditures represented approximately 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2025, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately six years (assuming anticipated repayment dates on certain debt).
◦As of March 31, 2025, 89% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•Significant cash flows from operations
◦Net cash provided by operating activities was $641 million for the three months ended March 31, 2025.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•Returning cash flows provided by operations to stockholders in the form of dividends and share repurchases.
◦During the three months ended March 31, 2025, we paid a common stock dividend of $1.565 per share, totaling approximately $690 million.
◦We are updating our capital allocation framework to focus more on free cash flow generation and financial flexibility, which we currently expect to result in a reduction to our dividend, beginning with our expected second quarter 2025 dividend. As we grow cash flows thereafter, we expect to increase our dividend per share. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
•Restructuring Plans
◦In July 2023, we initiated a restructuring plan ("2023 Restructuring Plan") as part of our efforts to reduce costs to better align our operational needs with lower tower activity. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2023 Restructuring Plan.
◦In June 2024, we initiated a restructuring plan ("2024 Restructuring Plan," and together with 2023 Restructuring Plan, "Restructuring Plans") as part of our efforts to drive operational efficiencies, enhance returns by increasing return thresholds on new growth opportunities and reduce operating costs and capital expenditures, with a primary focus on our small cells and fiber solutions businesses. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan.
•In December 2023, we announced a strategic and operating review of our Fiber Business, and in the second quarter of 2024, we concluded our operating review and implemented changes to our operating plans based on the findings. Additionally, in March 2025, we concluded the strategic review following the announcement of the Strategic Fiber Transaction, as discussed above. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for further discussion of the 2024 Restructuring Plan; in addition, see note 3 to our condensed consolidated financial statements and "Item 2. MD&A—Overview" for further discussion of the pending sale of the Fiber Business.

Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•We expect a year over year reduction in site rental revenues related to (1) higher towers non-renewals in 2025, which are expected to reduce site rental revenues by approximately $200 million, as a result of the T-Mobile US, Inc. and Sprint network consolidation ("Sprint Cancellations") and (2) a decline in long-term prepaid rent amortization.
•We also expect sustaining capital expenditures of approximately 1% of net revenues for full year 2025, relatively consistent with historical annual levels.
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2024 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2024 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) Adjusted EBITDA, (2) Adjusted Site Rental Gross Margin and (3) Adjusted Services and Other Gross Margin, including their respective definitions and reconciliations to net income (loss).
The Fiber Business is predominately comprised of the assets that we previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results consisting of our towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on our operating results. As such, we recast results for all periods presented to reflect the Fiber Business as discontinued operations.See note 11 to our condensed consolidated financial statements for further discussion of our operating segment.
Highlights of our results of operations for the three months ended March 31, 2025 and 2024 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Site rental revenues	$1,011	$1,068	$(57)	(5)%
Income (loss) from continuing operations	284	294	(10)	(3)%
Net income (loss)	(464)	311	(775)	(249)%
Adjusted Site Rental Gross Margin(a)	776	829	(53)	(6)%
Adjusted Services and Other Gross Margin(a)	22	18	4	+22%
Adjusted EBITDA(a)	$722	$754	$(32)	(4)%

(a)See reconciliations of these non-GAAP financial measures to Net income (loss) and definitions included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $57 million, or 5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent, in accordance with GAAP.
(b)Includes $51 million of towers non-renewals related to Sprint Cancellations.
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the first quarter of 2025 were $1.0 billion and $776 million, respectively, compared to $1.1 billion and $829 million, respectively, in the same period in the prior year. The decrease of $57 million and $53 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, was primarily due to higher towers non-renewals as a result of the Sprint Cancellations, as well as a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $22 million for the first quarter of 2025 and increased by $4 million from $18 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first quarter of 2025 were $93 million and decreased by $21 million, or 18%, from $114 million during the same period in the prior year. This decrease was primarily related to a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities, as well as the absence of certain advisory fees related to the strategic review of the Fiber Business.
Depreciation, amortization and accretion was $177 million for first quarter of 2025 and decreased by $14 million, or 7%, from the same period in the prior year. This decrease predominately resulted from certain site rental contracts and tenant relationships intangible assets becoming fully amortized.
There were no restructuring charges recorded in the first quarter of 2025 compared to $11 million recorded during the same period in the prior year relating to the 2023 Restructuring Plan. See note 13 to our condensed consolidated financial statements.

Interest expense and amortization of deferred financing costs, net were $236 million for the first quarter of 2025 and increased by $10 million, or 4%, from $226 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $5 million for the first quarter of 2025 and decreased by $1 million, or 17%, from $6 million during the same period in the prior year. For the first quarter 2025 and 2024, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2024 Form 10-K.
Income (loss) from continuing operations was $284 million for the first quarter of 2025 compared to $294 million during the first quarter of 2024. The decrease was primarily related to the aforementioned decrease in Adjusted Site Rental Gross Margin which was partially offset by decreases in selling, general and administrative expenses, depreciation, amortization and accretion and restructuring charges.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $82 million for the first quarter of 2025 compared to $17 million during the first quarter of 2024. The increase was primarily related to (1) a decrease in depreciation, amortization and accretion related to the halting of depreciation and amortization of the Fiber Business assets classified as "held for sale", (2) an increase in revenue and (3) decreased employee costs as a result of our 2024 Restructuring Plan. See note 13 to our condensed consolidated financial statements.
Gain (loss) from disposal of discontinued operations, net of tax, was $830 million for the first quarter of 2025. The loss was primarily related to the classification of the Fiber Business as "held for sale", and the loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell.
Net income (loss) was $(464) million for the first quarter of 2025 compared to $311 million during the first quarter of 2024. The decrease was primarily due to the aforementioned loss from disposal of discontinued operations, net of tax.
Adjusted EBITDA decreased by $32 million, or 4%, from the first quarter of 2024 to the first quarter of 2025, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin, partially offset by the aforementioned decrease in selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 2. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and other tenants. As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our towers, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends and share repurchases, and (3) investing capital efficiently to grow cash flows. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for towers investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the growth in our per share results.
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. These investments include the acquisition of land interests, making improvements and structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber until the closing of the sale of the Fiber Business. See note 3 to our condensed consolidated financial statements and and "Item 2. MD&A—General Overview" for further discussion of the pending sale of the Fiber Business. Also, see note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Outlook Highlights" for a discussion of the 2024 Restructuring Plan, which resulted in, among other things, an increase in return thresholds on new growth opportunities in our small cells and fiber solutions businesses. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program.

We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital, and we expect to maintain an investment grade credit profile. Our contractual debt maturities over the next 12 months, consist of (1) Commercial Paper Notes, of which we had $1.4 billion outstanding as of May 7, 2025, (2) the 1.350% senior unsecured notes due July 2025 ("1.350% Senior Notes") and (3) principal payments on certain outstanding debt. We currently expect to refinance $700 million of Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also the 2024 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2025. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$239
Undrawn 2016 Revolver availability(b)	6,961
Debt and other long-term obligations (current and non-current)	24,377
Total equity (deficit)	(1,253)

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility. See the 2024 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements.
Over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program. Our liquidity uses over the next 12 months are expected to include (1) debt obligations of $3.2 billion (consisting of Commercial Paper Notes, the 1.350% Senior Notes, the 4.450% Senior Notes and principal payments on certain outstanding debt), (2) common stock dividend payments, (3) capital expenditures and (4) purchase shares of our common stock. We currently expect to refinance the Tower Revenue Notes, Series 2015-2 on or prior to the anticipated repayment date of May 15, 2025, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further discussion.
•Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. During the next 12 months, while our liquidity uses are expected to exceed our cash generated by operating activities, we expect that our liquidity sources described above should be sufficient to cover our expected uses. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 5 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
•Upon the closing of the Strategic Fiber Transaction, which is expected to occur in the first half of 2026, the Company expects to use a portion of the cash proceeds to repay existing indebtedness and fund anticipated share repurchases.

Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2025	2024	Change
Net cash provided by (used for):
Operating activities(a)	$641	$599	$42
Investing activities(a)	(255)	(320)	65
Financing activities	(403)	(261)	(142)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents(a)	$(17)	$18	$(35)

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations.
Operating Activities
Net cash provided by operating activities of $641 million for the first three months of 2025 increased by $42 million, or 7%, compared to the first three months of 2024, due primarily to a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $255 million for the first three months of 2025 decreased by $65 million, or 20%, from the first three months of 2024 primarily as a result of a decrease in discretionary capital expenditures related to discontinued operations.
Our capital expenditures are categorized as discretionary or sustaining as described below.
•Discretionary capital expenditures relating to continuing operations are those made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. Discretionary capital expenditures, including with respect to discontinued operations, primarily consist of expansion or development of our communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants) and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relate to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically varies based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Currently, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete). Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
•Sustaining capital expenditures consist of those capital expenditures (including with respect to discontinued operations) not otherwise categorized as discretionary capital expenditures, such as (1) maintenance capital expenditures on our communications infrastructure assets that enable our tenants' ongoing quiet enjoyment of the communications infrastructure and (2) ordinary corporate capital expenditures.

A summary of our capital expenditures for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended
(In millions of dollars)	March 31, 2025	March 31, 2024
Discretionary:
Towers improvements and other capital projects	$15	$26
Purchases of land interests	18	13
Sustaining	7	8
Total	$40	$47

(a)Includes $1 million and $4 million of capital expenditures incurred during the three months ended March 31, 2025 and 2024, respectively, in connection with tenant installations and upgrades on our towers.
The reduction in discretionary capital expenditures for our discontinued operations was primarily related to the higher return thresholds on new growth opportunities as a result of the review of the Fiber Business completed in the second quarter of 2024, while the discretionary capital expenditures for our continuing operations were primarily impacted by the timing of tenant activity that was partially offset by an increase in land purchases under our towers during the first three months of 2025 compared to the same period in 2024. See also "Item 2. MD&A—General Overview—Outlook Highlights" for our expectations surrounding 2025 capital expenditures.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock, (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See notes 5 and 10 to our condensed consolidated financial statements.
Net cash used for financing activities of $403 million for the first three months of 2025 increased by $142 million from the first three months of 2024 as a result of the net impact from our issuances and repayments of debt (including with respect to our 2016 Credit Facility and CP Program). See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 5 and 10 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of May 7, 2025, there was no outstanding balance and $7.0 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements for additional information regarding our Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of May 7, 2025, there was $1.4 billion outstanding under our CP Program. See note 5 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 7. MD&A—General Overview", "MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" and note 7 of our consolidated financial statements in the 2024 Form 10-K for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
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
Debt Covenants. Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2024 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. Our critical accounting policies and estimates as of December 31, 2024 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2024 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements.
Non-GAAP Financial Measures
We define earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA") as net income (loss) plus restructuring charges (credits), asset write-down charges, goodwill impairment, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net.
We use Adjusted EBITDA, which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the towers sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(464)	$311
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	2	6
Acquisition and integration costs	—	—
Depreciation, amortization and accretion	177	191
Restructuring charges	—	11
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	236	226
Interest income	(3)	(4)
Other (income) expense	(1)	(2)
(Benefit) provision for income taxes	5	6
Stock-based compensation expense, net	18	24
(Income) loss from discontinued operations, net of tax	748	(17)
Adjusted EBITDA(a)	$722	$754

(a)The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:
•it is frequently used by our management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations;
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
Our management uses Adjusted EBITDA:
•as a component in the employee annual incentive compensation calculation;
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

We define Adjusted Site Rental Gross Margin as net income (loss) plus services and other costs of operations, selling, general and administrative expenses, restructuring charges (credits), asset write-down charges, goodwill impairment, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net, recorded in consolidated site rental costs of operations, less services and other revenues.
We define Adjusted Services and Other Gross Margin as net income (loss) plus site rental costs of operations, selling, general and administrative expenses, restructuring charges (credits), asset write-down charges, goodwill impairment, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net, recorded in consolidated services and other costs of operations, less site rental revenues.
We use Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin, which are non-GAAP financial measures, as indicators of financial performance. Our measures of Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin may not be comparable to similarly titled measures of other companies, including companies in the towers sector or other REITs, and are not measures of performance calculated in accordance with GAAP. There are material limitations to using measures such as Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including selling, general and administrative expenses and depreciation, amortization, and accretion, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliations of Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin to our net income (loss) is set forth below:

	Three Months Ended March 31,
(In millions of dollars)	2025	2024
Net income (loss)	$(464)	$311
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(50)	(46)
Services and other costs of operations	28	29
Selling, general and administrative expenses	93	114
Asset write-down charges	2	6
Depreciation, amortization and accretion	177	191
Restructuring charges	—	11
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	236	226
Interest income	(3)	(4)
Other (income) expense	(1)	(2)
(Benefit) provision for income taxes	5	6
Stock-based compensation expense, net recorded in site rental costs of operations	1	—
(Income) loss from discontinued operations, net of tax	748	(17)
Adjusted Site Rental Gross Margin	$776	$829

	Three Months Ended March 31,
(In millions of dollars)	2025	2024
Net income (loss)	$(464)	$311
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(1,011)	(1,068)
Site rental costs of operations(a)	240	243
Selling, general and administrative expenses	93	114
Asset write-down charges	2	6
Depreciation, amortization and accretion	177	191
Restructuring charges	—	11
Interest expense and amortization of deferred financing costs, net	236	226
Interest income	(3)	(4)
Other (income) expense	(1)	(2)
(Benefit) provision for income taxes	5	6
Stock-based compensation expense, net recorded in services and other costs of operations	—	1
(Income) loss from discontinued operations, net of tax	748	(17)
Adjusted Services and Other Gross Margin	$22	$18
(a)Exclusive of depreciation, amortization and accretion, shown separately.

We believe Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin are useful to investors or other interested parties in evaluating our financial performance because:
•they are measures used by our management (1) to evaluate the economic productivity of our business, (2) to identify underlying business trends that are impacting our performance, and (3) for purposes of making decisions about allocating resources to, and assessing the performance of, our business; and
•we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations from period to period.
Our management uses Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin:
•as a measurement of financial performance because it assists us in comparing our financial performance excluding the impact of certain non-cash items such as stock-based compensation expense, net and amortization of prepaid lease purchase price adjustments and asset base (primarily depreciation, amortization and accretion) from our operating results and before consideration of selling, general and administrative expenses;
•in the evaluation of pricing of new projects and new tenant agreements; and
•for planning purposes, including preparation of our annual operating budget.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2024 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements.
Interest Rate Risk
Our interest rate risk as of March 31, 2025 relates primarily to the impact of interest rate movements on the following:
•our $2.8 billion of floating rate debt as of March 31, 2025, which represented approximately 11% of our total debt as of March 31, 2025; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
Since March 2022, the Federal Reserve repeatedly raised the federal funds rate, which has adversely impacted the interest rates on our variable rate debt and refinancings of fixed rate debt. Recently, the Federal Reserve has started to loosen its monetary policy by lowering the federal funds rate; however, any prolonged period of elevated interest rates or further increases to interest rates could increase our costs of borrowing. See also "Item 1A. Risk Factors" in the 2024 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2025, we had $2.8 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $7 million.

Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2025. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and the 2024 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2025		2026	2027	2028	2029	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$533		$2,690	$2,286	$2,633	$2,478	$11,130	$21,750	$19,989
Average interest rate(b)(c)(d)	1.5%		3.0%	3.5%	4.5%	4.6%	3.7%	3.7%
Variable rate(e)	$1,722	(f)	$90	$966	$—	$—	$—	$2,778	$2,778
Average interest rate(e)	4.9%		4.4%	4.4%	—%	—%	—%	4.7%

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
(e)See note 7 to our consolidated financial statements in the 2024 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability metrics. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2025, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See the disclosure in note 9 to our condensed consolidated financial statements.
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2024 Form 10-K.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1**	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Restated Certificate of Incorporation of Crown Castle Inc., dated July 25, 2023	10-Q	001-16441	August 2, 2023	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
10.1	Crown Castle Inc. 2025 EMT Annual Incentive Plan	8-K	001-16441	February 26, 2025	10.1
10.2*	Interim President and CEO Agreement between Crown Castle Inc. and Daniel K. Schlanger	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL	—	—	—	—

* Filed herewith.
** Certain portions of this exhibit have been omitted in accordance with Item 601(a)(5) and Item 601(b)(2) of Regulation S-K, as applicable. The registrant agrees to furnish supplementally the omitted portions of this exhibit to the Securities and Exchange Commission upon its request.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INC.

Date:	May 9, 2025	By:	/s/ SUNIT S. PATEL
Sunit S. Patel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2025	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)