Form 10-Q
period 2025-09-30
CROWN CASTLE INC.
filed 2025-11-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at November 4, 2025: 435,479,010

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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$57	$100
Restricted cash and cash equivalents	176	170
Receivables, net	125	129
Prepaid expenses	89	74
Current portion of deferred site rental receivables	226	164
Other current assets	22	24
Current assets of discontinued operations (note 3)	419	429
Total current assets	1,114	1,090
Deferred site rental receivables	2,244	2,279
Property and equipment, net of accumulated depreciation of $10,734 and $10,417, respectively	6,330	6,577
Operating lease right-of-use assets	5,513	5,600
Goodwill	5,127	5,127
Other intangible assets, net	905	1,037
Other assets, net	63	58
Non-current assets of discontinued operations (note 3)	10,205	10,968
Total assets	$31,501	$32,736

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$65	$48
Accrued interest	160	244
Deferred revenues	147	141
Other accrued liabilities	156	167
Current maturities of debt and other obligations	2,769	603
Current portion of operating lease liabilities	268	264
Current liabilities of discontinued operations (note 3)	732	710
Total current liabilities	4,297	2,177
Debt and other long-term obligations	21,550	23,451
Operating lease liabilities	4,988	5,062
Other long-term liabilities	623	645
Non-current liabilities of discontinued operations (note 3)	1,536	1,534
Total liabilities	32,994	32,869
Commitments and contingencies (note 9)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: September 30, 2025—435 and December 31, 2024—435	4	4
Additional paid-in capital	18,497	18,393
Accumulated other comprehensive income (loss)	(4)	(5)
Dividends/distributions in excess of earnings	(19,990)	(18,525)
Total equity (deficit)	(1,493)	(133)
Total liabilities and equity (deficit)	$31,501	$32,736

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Site rental	$1,012	$1,066	$3,031	$3,198
Services and other	60	54	162	143
Net revenues	1,072	1,120	3,193	3,341
Operating expenses:
Costs of operations:(a)
Site rental	250	247	741	740
Services and other	30	27	84	81
Selling, general and administrative	97	93	289	343
Asset write-down charges	3	2	7	10
Depreciation, amortization and accretion	167	181	520	552
Restructuring charges	—	38	—	67
Total operating expenses	547	588	1,641	1,793
Operating income (loss)	525	532	1,552	1,548
Interest expense and amortization of deferred financing costs, net	(247)	(236)	(726)	(692)
Interest income	3	6	10	14
Other income (expense)	—	(5)	3	(3)
Income (loss) from continuing operations before income taxes	281	297	839	867
Benefit (provision) for income taxes	(4)	(3)	(13)	(14)
Income (loss) from continuing operations	277	294	826	853
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	277	9	637	12
Gain (loss) from disposal of discontinued operations	(231)	—	(1,313)	—
Income (loss) from discontinued operations, net of tax	46	9	(676)	12
Net income (loss)	323	303	150	865
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—	1	(1)
Total other comprehensive income (loss)	1	—	1	(1)
Comprehensive income (loss)	$324	$303	$151	$864
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.64	$0.68	$1.89	$1.96
Income (loss) from discontinued operations, basic	$0.10	$0.02	$(1.55)	$0.03
Net income (loss)—basic	$0.74	$0.70	$0.34	$1.99
Income (loss) from continuing operations, diluted	$0.64	$0.68	$1.89	$1.96
Income (loss) from discontinued operations, diluted	$0.10	$0.02	$(1.55)	$0.03
Net income (loss)—diluted	$0.74	$0.70	$0.34	$1.99
Weighted-average common shares outstanding:
Basic	435	435	435	434
Diluted	437	436	436	435

(a)Exclusive of depreciation, amortization and accretion, shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$150	$865
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(637)	(12)
(Gain) loss from disposal of discontinued operations	1,313	—
Income (loss) from continuing operations	826	853
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	520	552
Amortization of deferred financing costs and other non-cash interest	24	24
Stock-based compensation expense, net	55	69
Asset write-down charges	7	10
Deferred income tax (benefit) provision	1	5
Other non-cash adjustments, net	(4)	12
Net cash provided by (used for) operating activities from discontinued operations	897	830
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(84)	(55)
Increase (decrease) in accounts payable	15	(22)
Increase (decrease) in other liabilities	(42)	(131)
Decrease (increase) in receivables	5	50
Decrease (increase) in other assets	(33)	(131)
Net cash provided by (used for) operating activities	2,187	2,066
Cash flows from investing activities:
Capital expenditures	(123)	(124)
Payments for acquisitions, net of cash acquired	—	(8)
Other investing activities, net	5	5
Net cash provided by (used for) investing activities from discontinued operations	(687)	(820)
Net cash provided by (used for) investing activities	(805)	(947)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,244
Principal payments on debt and other long-term obligations	(89)	(71)
Purchases and redemptions of long-term debt	(1,200)	(750)
Borrowings under revolving credit facility	900	—
Payments under revolving credit facility	—	(670)
Net issuances (repayments) under commercial paper program	605	1,312
Payments for financing costs	—	(12)
Purchases of common stock	(23)	(32)
Dividends/distributions paid on common stock	(1,615)	(2,049)
Net cash provided by (used for) financing activities	(1,422)	(1,028)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(40)	91
Effect of exchange rate changes	—	(1)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(a)	295	281
Cash and cash equivalents and restricted cash and cash equivalents at end of period(a)	$255	$371

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 12.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, June 30, 2025	435	$4	$18,463	$(5)	$(19,844)	$(1,382)
Stock-based compensation related activity, net of forfeitures	—	—	34	—	—	34
Purchases and retirement of common stock	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(469)	(469)
Net income (loss)	—	—	—	—	323	323
Balance, September 30, 2025	435	$4	$18,497	$(4)	$(19,990)	$(1,493)

Balance, June 30, 2024	435	$4	$18,347	$(5)	$(12,694)	$5,652
Stock-based compensation related activity, net of forfeitures	—	—	26	—	—	26
Purchases and retirement of common stock	—	—	(2)	—	—	(2)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(683)	(683)
Net income (loss)	—	—	—	—	303	303
Balance, September 30, 2024	435	$4	$18,371	$(5)	$(13,074)	$5,296

Balance, December 31, 2024	435	$4	$18,393	$(5)	$(18,525)	$(133)
Stock-based compensation related activity, net of forfeitures	—	—	127	—	—	127
Purchases and retirement of common stock	—	—	(23)	—	—	(23)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(1,615)	(1,615)
Net income (loss)	—	—	—	—	150	150
Balance, September 30, 2025	435	$4	$18,497	$(4)	$(19,990)	$(1,493)

Balance, December 31, 2023	434	$4	$18,270	$(4)	$(11,889)	$6,381
Stock-based compensation related activity, net of forfeitures	1	—	133	—	—	133
Purchases and retirement of common stock	—	—	(32)	—	—	(32)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,050)	(2,050)
Net income (loss)	—	—	—	—	865	865
Balance, September 30, 2024	435	$4	$18,371	$(5)	$(13,074)	$5,296

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
As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Related to the classification of the Fiber Business as "held for sale", the Company recognized a loss from disposal of discontinued operations of $231 million and $1.3 billion, inclusive of estimated transaction fees, for the three and nine months ended September 30, 2025, respectively. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement. See note 3 to our condensed consolidated financial statements for a further discussion of discontinued operations.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of September 30, 2025, the condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024. The year-end condensed consolidated balance sheet data, that was derived from audited financial statements, was recast following the Fiber Business being classified as discontinued operations and does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2025 had a material impact on the Company's condensed consolidated financial statements.
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
In September 2025, the FASB issued new guidance to modernize the accounting for internal-use software to current development practices, clarify when to begin capitalizing costs and enhance disclosure requirements. The guidance will be effective for the Company's fiscal year ending December 31, 2028 and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the potential impact on its financial statement disclosures.
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
On March 13, 2025, management signed the Strategic Fiber Agreement to sell the Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cells business. Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. As such, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Related to the classification of the Fiber Business as "held for sale", the Company recorded a loss from disposal of discontinued operations of $231 million and $1.3 billion for the three and nine months ended September 30, 2025, respectively, which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The additional loss recorded for the three months ended September 30, 2025 relates to ongoing investment in the Fiber Business during the period. The loss is included in "Gain (loss) from disposal of discontinued operations" in the condensed consolidated statement of operations and comprehensive income (loss). Due to the Company's REIT tax filing status, there is no tax benefit recognized related to the loss from disposal of the Fiber Business.

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
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of September 30, 2025 and December 31, 2024 and results of operations related to discontinued operations for the three and nine months ended September 30, 2025 and 2024. See note 11 to our condensed consolidated financial statements for a discussion of our reportable segment.

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Receivables, net	$328	$349
Other current assets(a)	91	80
Total current assets	419	429
Property and equipment(b)	9,460	8,918
Other intangible assets, net(b)	1,706	1,744
Operating lease right-of-use assets and other assets, net(b)	323	306
Valuation allowance for assets held for sale(c)	(1,284)	—
Total assets	$10,624	$11,397
LIABILITIES
Current liabilities:
Accounts payable	$132	$144
Deferred revenues	350	336
Operating lease liabilities and other accrued liabilities	241	223
Current maturities of debt and other obligations	9	7
Total current liabilities	732	710
Debt and other long-term obligations	22	20
Operating lease liabilities	173	173
Deferred revenue and other long-term liabilities	1,341	1,341
Total liabilities	$2,268	$2,244

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$552	$535	$1,620	$1,580
Operating expenses(b)	273	524	978	1,563
Income (loss) from discontinued operations before income taxes	279	11	642	17
Benefit (provision) for income taxes	(2)	(2)	(5)	(5)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	$277	$9	$637	$12

(a)As of September 30, 2025 and December 31, 2024, inclusive of $17 million and $20 million, respectively, in cash and cash equivalents and restricted cash and cash equivalents.
(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of long-lived assets included in discontinued operations.
(c)In addition to the loss recorded in conjunction with the valuation allowance for assets held for sale, there were $11 million and $29 million included in "Gain (loss) from disposal of discontinued operations" on the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025, respectively, related to selling costs that were incurred during the respective period ended September 30, 2025.

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
The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting and construction drawings. For each of these performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The services revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective tenant contract based on estimated standalone selling price. The volume and mix of site development services may vary among tenant contracts and may include a combination of some or all of the above performance obligations. Amounts are billed per contractual milestones, with payments generally due within 45 to 90 days, and generally do not contain variable-consideration provisions. Since performance obligations are typically satisfied

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

prior to receiving payment from tenants, the unconditional right to payment is recorded within "Receivables, net" on the Company’s condensed consolidated balance sheet. Generally, the site development services the Company provides to its tenants have a duration of one year or less.
Additional Information on Revenues
As of January 1, 2025 and September 30, 2025, $430 million and $404 million of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2025, approximately $96 million of the January 1, 2025 unrecognized revenues balance was recognized as revenues. As of January 1, 2024, $623 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2024, approximately $146 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2025.

	Three Months Ending December 31,	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Contracted amounts(a)	$996	$4,019	$4,092	$3,971	$3,272	$11,730	$28,080

(a)Excludes amounts related to services, as those contracts generally have a duration of one year or less.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2025.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2025		Balance as of December 31, 2024		Stated Interest Rate as of September 30, 2025(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$27		$32		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045		—	(c)	700		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(d)	747		747		4.2%
Installment purchase liabilities and finance leases	Various	(e)	Various	(e)	260	(f)	272	(f)	Various	(e)
Total secured debt					1,034		1,751
2016 Revolver	Jan. 2016		July 2027		900	(g)	—		5.5%	(h)
2016 Term Loan A	Jan. 2016		July 2027		1,072		1,117		5.2%	(h)
Commercial Paper Notes	Various	(i)	Various	(i)	1,946	(i)	1,341		4.8%
1.350% Senior Notes	June 2020		July 2025		—	(j)	499		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		900		899		4.5%
3.700% Senior Notes	May 2016		June 2026		749		749		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		998		997		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		499		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		747		746		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		998		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		995		993		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		997		996		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		596		595		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		597		596		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		744		742		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		545		544		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		547		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		743		742		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,094		1,093		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		992		991		2.1%
2.500% Senior Notes	June 2021		July 2031		744		744		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		744		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		743		742		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		690		689		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,236		1,235		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		491		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		891		3.3%
Total unsecured debt					23,285		22,303
Total debt and other obligations					24,319		24,054
Less: current maturities of debt and other obligations					2,769		603
Non-current portion of debt and other long-term obligations					$21,550		$23,451

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
(d)If the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2") is not paid in full on or prior to July 2028, the anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay the principal, and additional interest (of an approximately 5% per annum) will accrue on such notes. The Tower Revenue Notes, Series 2018-2 are prepayable at par if voluntarily repaid within eighteen months of the anticipated repayment date; earlier prepayment may require additional consideration.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(e)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(f)For the periods ended September 30, 2025 and December 31, 2024, reflects $6 million and $8 million, respectively, in finance lease obligations (primarily related to vehicles).
(g)As of September 30, 2025, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $6.1 billion.
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
(i)The maturities of the short-term, unsecured commercial paper notes ("Commercial Paper Notes"), when outstanding, may vary but may not exceed 397 days from the date of issue; however, there were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(j)In July 2025, the Company repaid in full the 1.350% Senior Notes (as defined below) on the contractual maturity date.

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2025, which do not consider the principal payments that will commence following the anticipated repayment date on the Tower Revenue Notes, Series 2018-2.

	Three Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2025		2026	2027	2028	2029	Thereafter
Scheduled principal payments and final maturities	$1,972	(a)	$2,782	$4,153	$2,634	$2,479	$10,436	$24,456	$(137)	$24,319

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (i) of the preceding table.

Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2025.

	Principal Amount	Cash Paid(a)	Gains (Losses)
Tower Revenue Notes, Series 2015-2	$700	$700	$—
1.350% Senior Notes	500	500	—
Total	$1,200	$1,200	$—

(a)Exclusive of accrued interest.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on debt obligations	$244	$234	$715	$684
Amortization of deferred financing costs and adjustments on long-term debt	8	8	24	24
Capitalized interest	(5)	(6)	(13)	(16)
Total	$247	$236	$726	$692

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$57	$57	$100	$100
Restricted cash and cash equivalents, current and non-current	1	181	181	175	175
Liabilities:
Total debt and other obligations	2	24,319	23,193	24,054	22,371
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
For the nine months ended September 30, 2025 and 2024, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.
On July 4, 2025, Public Law 119-21, commonly known as the "One Big Beautiful Bill Act", was signed into law in the U.S. The Company has evaluated the provisions of the legislation and has concluded it will not have a material impact to the Company's tax position.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

8.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2025 and 2024, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$277	$294	$826	$853

Income (loss) from discontinued operations, net of tax	46	9	(676)	12

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	435	435	435	434
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	2	1	1	1
Diluted weighted-average number of common shares outstanding	437	436	436	435

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.64	$0.68	$1.89	$1.96
Income (loss) from discontinued operations, basic	$0.10	$0.02	$(1.55)	$0.03
Net income (loss)—basic	$0.74	$0.70	$0.34	$1.99

Income (loss) from continuing operations, diluted	$0.64	$0.68	$1.89	$1.96
Income (loss) from discontinued operations, diluted	$0.10	$0.02	$(1.55)	$0.03
Net income (loss)—diluted	$0.74	$0.70	$0.34	$1.99

Dividends/distributions declared per share of common stock	$1.0625	$1.565	$3.690	$4.695
During the nine months ended September 30, 2025, the Company granted 1.5 million RSUs to the Company's executives and certain other employees.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

10.Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2025, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 26, 2025	March 14, 2025	March 31, 2025	$1.5650	$686
Common Stock	May 21, 2025	June 13, 2025	June 30, 2025	$1.0625	$460
Common Stock	August 6, 2025	September 15, 2025	September 30, 2025	$1.0625	$469

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
See also note 14 for a discussion of the Company's common stock dividend declared in November 2025.
Purchases of the Company's Common Stock
For the nine months ended September 30, 2025, the Company purchased 0.3 million shares of its common stock utilizing $23 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.
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
11.Operating Segment
Reportable Segment
The Fiber Business is predominately comprised of the assets that the Company previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. As such, the Company recast results for all periods presented under the discontinued operations basis of presentation. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company's President and Chief Executive Officer in such person's capacity as the chief operating decision maker ("CODM").
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
The following table sets forth the Company's results, including significant expenses not presented in the condensed consolidated statement of operations comprehensive income (loss), for the three and nine months ended September 30, 2025 and 2024. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Net revenues	$1,072		$1,120		$3,193		$3,341
Less:
Lease expense	186		188		557		560
Employee compensation expense	89	(a)	81	(a)	269	(b)	275	(b)
Other costs of operations expense(c)(d)	67		62		189		186
Other selling, general and administrative expenses(e)	35		36		99		143
Asset write-down charges	3		2		7		10
Depreciation, amortization and accretion	167		181		520		552
Restructuring charges	—		38		—		67
Total operating expenses	547		588		1,641		1,793
Operating income	525		532		1,552		1,548
Interest expense and amortization of deferred financing costs, net	(247)		(236)		(726)		(692)
Interest income	3		6		10		14
Other income (expense)	—		(5)		3		(3)
Income (loss) from continuing operations before income taxes	281		297		839		867
Benefit (provision) for income taxes	(4)		(3)		(13)		(14)
Income (loss) from continuing operations	277		294		826		853
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	277		9		637		12
Gain (loss) from disposal of discontinued operations	(231)		—		(1,313)		—
Income (loss) from discontinued operations, net of tax	46		9		(676)		12
Net income (loss)	$323		$303		$150		$865

(a)$27 million and $24 million are included in "Costs of operations" for the three months ended September 30, 2025 and 2024, respectively, and $62 million and $57 million are included in "Selling, general and administrative" for the three months ended September 30, 2025 and 2024, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
(b)$79 million and $76 million are included in "Costs of operations" for each of the nine months ended September 30, 2025 and 2024, respectively, and $190 million and $200 million are included in "Selling, general and administrative" for the nine months ended September 30, 2025 and 2024, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
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
12.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for continuing operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$391	$394
Interest paid	799	739
Income taxes paid	12	8
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	118	(39)
Increase (decrease) in accounts payable for purchases of property and equipment	2	(6)
Purchase of property and equipment under finance leases and installment land purchases	18	43

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

	September 30, 2025			December 31, 2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Cash and cash equivalents	$57	$16	$73	$100	$19	$119
Restricted cash and cash equivalents, current	176	1	177	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$238	$17	$255	$275	$20	$295
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
The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024. The payments for the employee headcount reduction were completed in 2024, while the payments for the office space consolidation are expected to be completed in 2032. The following tables summarize the activities related to the 2023 Restructuring Plan for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$1	$3	$4	$2	$5	$7
Charges (credits)	—	—	—	—	—	—
Payments	—	—	—	(1)	(2)	(3)
Non-cash items	—	—	—	—	—	—
Liability as of September 30, 2025	$1	$3	$4	$1	$3	$4

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$4	$11	$15	$12	$11	$23
Charges (credits)	(2)	—	(2)	—	11	11
Payments	—	(3)	(3)	(10)	(10)	(20)
Non-cash items	—	—	—	—	(4)	(4)
Liability as of September 30, 2024	$2	$8	$10	$2	$8	$10

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
The following table summarizes the activities related to the 2024 Restructuring Plan for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$—	$26	$26	$2	$34	$36
Charges (credits)	—	—	—	—	—	—
Payments	—	(3)	(3)	(2)	(11)	(13)
Non-cash items	—	—	—	—	—	—
Liability as of September 30, 2025	$—	$23	$23	$—	$23	$23

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$7	$—	$7	$—	$—	—
Charges (credits)	(3)	43	40	6	50	56
Payments	(6)	(2)	(8)	(9)	(2)	(11)
Non-cash items	3	(4)	(1)	4	(11)	(7)
Liability as of September 30, 2024	$1	$37	$38	$1	$37	$38
The liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statement of operations and comprehensive income (loss).
14.Subsequent Events
Common Stock Dividend
On November 5, 2025, the Company's board of directors declared a quarterly cash dividend of $1.0625 per common share. The quarterly dividend will be payable on December 31, 2025 to common stockholders of record as of December 15, 2025.

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
As the Strategic Fiber Transaction represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Related to the classification of the Fiber Business as "held for sale", the Company recognized a loss from disposal of discontinued operations of $231 million and $1.3 billion, inclusive of estimated transaction fees, for the three and nine months ended September 30, 2025, respectively. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
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
Site rental revenues represented 94% of our third quarter 2025 consolidated net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
•Investing capital efficiently to grow cash flows (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $104 million for the nine months ended September 30, 2025. The capital expenditures predominately related to improvements to existing towers in order to support additional tenants and purchases of land underneath our towers.
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

◦As of September 30, 2025, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $28.1 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦For the nine months ended September 30, 2025, approximately 89% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the nine months ended September 30, 2025, approximately 90% of our towers site rental gross margin and approximately 80% of our towers site rental gross margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers site rental gross margin.
•Minimal sustaining capital expenditure requirements
◦For the nine months ended September 30, 2025, sustaining capital expenditures represented less than 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of September 30, 2025, our outstanding debt had a weighted-average interest rate of 4.0% and weighted-average maturity of approximately six years (assuming the anticipated repayment date on the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2").
◦As of September 30, 2025, 84% of our debt had fixed rate coupons.
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $2.2 billion for the nine months ended September 30, 2025.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•Returning cash flows provided by operations to stockholders in the form of dividends and share repurchases.
◦During the first quarter of 2025, we paid a common stock dividend of $1.565 and during the second and third quarters of 2025, we paid common stock dividends of $1.0625 per share, totaling approximately $1.6 billion for the nine months ended September 30, 2025.
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
◦In June 2024, we initiated a restructuring plan ("2024 Restructuring Plan," and together with 2023 Restructuring Plan, "Restructuring Plans") with a primary focus on our small cells and fiber solutions businesses, as part of our efforts to drive operational efficiencies, enhance returns by increasing return thresholds on new growth opportunities and reduce operating costs and capital expenditures. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2024 Restructuring Plan.
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
The Fiber Business is predominately comprised of the assets that we previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results consisting of our towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented, because the anticipated disposal represents a strategic shift that will have a material impact on our operating results. As such, we recast results for all periods presented to reflect the Fiber Business as discontinued operations. See note 11 to our condensed consolidated financial statements for further discussion of our operating segment.
Highlights of our results of operations for the three months ended September 30, 2025 and 2024 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Site rental revenues	$1,012	$1,066	$(54)	(5)%
Income (loss) from continuing operations	277	294	(17)	(6)%
Net income (loss)	323	303	20	7%
Adjusted Site Rental Gross Margin(a)	767	823	(56)	(7)%
Adjusted Services and Other Gross Margin(a)	31	29	2	7%
Adjusted EBITDA(a)	$718	$777	$(59)	(8)%

(a)See reconciliations of these non-GAAP financial measures to Net income (loss) and definitions included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $54 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was predominately comprised of the factors depicted in the chart below:

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
Site rental revenues and Adjusted Site Rental Gross Margin for the third quarter of 2025 were $1.0 billion and $767 million, respectively, compared to $1.1 billion and $823 million, respectively, in the same period in the prior year. The decrease of $54 million and $56 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, was primarily due to higher towers non-renewals as a result of the Sprint Cancellations, as well as a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $31 million for the third quarter of 2025 and increased by $2 million from $29 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the third quarter of 2025 were $97 million and increased by $4 million, or 4%, from $93 million during the same period in the prior year, primarily related to certain variable employee-related costs.
Depreciation, amortization and accretion was $167 million for third quarter of 2025 and decreased by $14 million, or 8%, from the same period in the prior year. This decrease predominately resulted from certain fixed assets becoming fully depreciated.
There were no restructuring charges recorded in the third quarter of 2025 compared to $38 million recorded during the same period in the prior year relating to the Restructuring Plans. See note 13 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $247 million for the third quarter of 2025 and increased by $11 million, or 5%, from $236 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, including those presented within discontinued operations. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $4 million for the third quarter of 2025 and increased by $1 million, or 33%, from $3 million during the same period in the prior year. For the third quarter 2025 and 2024, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2024 Form 10-K.
Income (loss) from continuing operations was $277 million for the third quarter of 2025 and decreased by $17 million, or 6%, from $294 million during the same period in the prior year. This decrease was due primarily to the aforementioned decrease in Adjusted Site Rental Gross Margin and increase in interest expense and amortization of deferred financing costs, net, being partially offset by the aforementioned decrease in depreciation, amortization, and accretion expense and the absence of restructuring charges during the three months ended September 30, 2025.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $277 million for the third quarter of 2025 compared to $9 million during the third quarter of 2024. The increase was primarily related to a $250 million decrease in depreciation, amortization and accretion related to the ceasing of depreciation and amortization of the Fiber Business long-lived assets classified as "held for sale." In addition, an increase in revenue and an absence of restructuring charges in the third quarter of 2025 compared to the same period in 2024 further contributed to the increase period over period.
Gain (loss) from disposal of discontinued operations, was $231 million for the third quarter of 2025. The loss recorded for the third quarter of 2025, which primarily represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell, is predominately attributable to additional investment in the Fiber Business.
Net income (loss) was $323 million for the third quarter of 2025 compared to $303 million during the third quarter of 2024. The increase was primarily due to the income (loss) from discontinued operations, net of tax being partially offset by the income (loss) from continuing operations, both of which are discussed above.
Adjusted EBITDA decreased by $59 million, or 8%, from the third quarter of 2024 to the third quarter of 2025, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin.
Highlights of our results of operations for the nine months ended September 30, 2025 and 2024 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Site rental revenues	$3,031	$3,198	$(167)	(5)%
Income (loss) from continuing operations	826	853	(27)	(3)%
Net income (loss)	150	865	(715)	(83)%
Adjusted Site Rental Gross Margin(a)	2,304	2,473	(169)	(7)%
Adjusted Services and Other Gross Margin(a)	82	67	15	22%
Adjusted EBITDA(a)	$2,145	2,258	$(113)	(5)%

(a)See reconciliations of these non-GAAP financial measures to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP and Segment Financial Measures."

Site rental revenues decreased $167 million, or 5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was predominately comprised of the factors depicted in the chart below:

(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our towers and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Includes $153 million of towers non-renewals associated with Sprint Cancellations.
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the first nine months of 2025 were $3.0 billion and $2.3 billion, respectively, compared to $3.2 billion and $2.5 billion, respectively, in the same period in the prior year. The decreases of $167 million and $169 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, were primarily due to higher towers non-renewals as a result of the Sprint Cancellations as well as a decrease in prepaid rent amortization, as new leasing activity and contractual cash escalators were partially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $82 million for the first nine months of 2025 and increased by $15 million from $67 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first nine months of 2025 were $289 million and decreased by $54 million, or 16%, from $343 million during the same period in the prior year. This decrease was primarily related to the absence of advisory fees related to the proxy contest that occurred during 2024 and a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities.
Depreciation, amortization and accretion was $520 million for the first nine months of 2025 and decreased by $32 million, or 6%, from the same period in the prior year. This decrease predominately resulted from (1) certain site rental contracts and tenant relationships intangible assets becoming fully amortized and (2) certain fixed assets becoming fully depreciated.
There were no restructuring charges recorded in the first nine months of 2025 compared to $67 million recorded during the same period in the prior year relating to the Restructuring Plans. See note 13 to our condensed consolidated financial statements.

Interest expense and amortization of deferred financing costs, net were $726 million for the first nine months of 2025 and increased by $34 million, or 5%, from $692 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, including those presented within discontinued operations. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $13 million for the first nine months of 2025 and decreased by $1 million or 7%, from $14 million during the same period in the prior year For both periods, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 9 to our consolidated financial statements in the 2024 Form 10-K.
Income (loss) from continuing operations was $826 million for the first nine months of 2025 compared to $853 million during the same period in the prior year. The decrease was primarily related to the aforementioned decrease in Adjusted Site Rental Gross Margin and increase in interest expense and amortization of deferred financing costs, net, which was partially offset by the absence of restructuring charges during the first nine months of 2025, aforementioned decreases in selling, general and administrative expenses and depreciation, amortization and accretion, as well as an increase in Adjusted Services and Other Gross Margin.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $637 million for the first nine months of 2025 compared to $12 million during the same period in the prior year. The increase was primarily related to a $541 million decrease in depreciation, amortization and accretion related to the ceasing of depreciation and amortization of the Fiber Business long-lived assets classified as "held for sale." In addition, an increase in revenue and the absence of restructuring charges in the first nine months of 2025 further contributed to the increase period over period. See note 13 to our condensed consolidated financial statements.
Gain (loss) from disposal of discontinued operations was $(1.3) billion for the first nine months of 2025. The loss was primarily related to the classification during the first quarter of 2025 of the Fiber Business as "held for sale" and the additional investment in the Fiber Business during the second and third quarter of 2025. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell.
Net income (loss) was $150 million for the first nine months of 2025 compared to $865 million during the first nine months of 2024. The decrease was primarily due to the change in income (loss) from discontinued operations, net of tax.
Adjusted EBITDA decreased by $113 million, or 5%, from the first nine months of 2024 to the first nine months of 2025, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin, partially offset by the aforementioned decrease in selling, general and administrative expenses.
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
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital, and we expect to maintain an investment grade credit profile. As of September 30, 2025, our contractual debt maturities over the next 12 months, consist of (1) short-term, unsecured commercial paper notes ("Commercial Paper Notes"), of which we had $1.9 billion outstanding as of November 4, 2025, (2) the 4.450% senior unsecured notes due February 2026 ("4.450% Senior Notes"), (3) the 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"), (4) the 1.050% senior unsecured notes due July 2026 ("1.050% Senior Notes") and (5) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also the 2024 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2025. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$238
Undrawn 2016 Revolver availability(b)	6,061
Debt and other long-term obligations (current and non-current)	24,319
Total equity (deficit)	(1,493)

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
As of September 30, 2025, over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program. Our liquidity uses over the next 12 months, are expected to include (1) debt obligations of $4.7 billion (consisting of Commercial Paper Notes, the 4.450% Senior Notes, the 3.700% Senior Notes, the 1.050% Senior Notes and principal payments on certain outstanding debt), (2) common stock dividend payments, (3) capital expenditures and (4) purchase shares of our common stock.
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

Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2025	2024	Change
Net cash provided by (used for):
Operating activities	$2,187	$2,066	$121
Investing activities	(805)	(947)	142
Financing activities	(1,422)	(1,028)	(394)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents(a)	$(40)	$91	$(131)

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations.
Operating Activities
Net cash provided by operating activities of $2.2 billion for the first nine months of 2025 increased by $121 million, or 6%, compared to the first nine months of 2024, due primarily to a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $805 million for the first nine months of 2025 decreased by $142 million, or 15%, from the first nine months of 2024 primarily as a result of a decrease in discretionary capital expenditures related to discontinued operations.
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

A summary of our capital expenditures for continuing operations for the nine months ended September 30, 2025 and 2024 is as follows:

	For the Nine Months Ended
(In millions of dollars)	September 30, 2025	September 30, 2024
Discretionary:
Tower improvements and other capital projects(a)	$54	$64
Purchases of land interests	50	38
Sustaining	19	22
Total	$123	$124

(a)Includes $5 million and $10 million of capital expenditures incurred during the nine months ended September 30, 2025 and 2024, respectively, in connection with tenant installations and upgrades on our towers.
The reduction in discretionary capital expenditures for our discontinued operations during the first nine months of 2025 compared to the same period in 2024 was primarily related to the higher return thresholds on new growth opportunities as a result of the review of the Fiber Business completed in the third quarter of 2024. The discretionary capital expenditures for our continuing operations were relatively stable as tower investments related to tenant activity were offset by an increase in land purchases under our towers.
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
Net cash used for financing activities of $1.4 billion for the first nine months of 2025 increased by $394 million from the first nine months of 2024 as a result of the net impact from our issuances and repayments of debt (including with respect to our 2016 Credit Facility and CP Program), offset by a decline in dividends paid. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 5 and 10 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of November 4, 2025, we had an outstanding balance of $730 million and $6.2 billion in undrawn availability under our 2016 Revolver. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements for additional information regarding our 2016 Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of November 4, 2025, there was $1.9 billion outstanding under our CP Program. See note 5 to our condensed consolidated financial statements for further information regarding our CP Program.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$323	$303	$150	$865
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	2	7	10
Depreciation, amortization and accretion	167	181	520	552
Restructuring charges	—	38	—	67
Amortization of prepaid lease purchase price adjustments	4	4	11	12
Interest expense and amortization of deferred financing costs, net	247	236	726	692
Interest income	(3)	(6)	(10)	(14)
Other (income) expense	—	5	(3)	3
(Benefit) provision for income taxes	4	3	13	14
Stock-based compensation expense, net	19	19	55	69
(Income) loss from discontinued operations, net of tax	(46)	(9)	676	(12)
Adjusted EBITDA(a)	$718	$777	$2,145	$2,258

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
We use Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin, which are non-GAAP financial measures, as indicators of financial performance. Our measures of Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin may not be comparable to similarly titled measures of other companies, including companies in the towers sector or other REITs, and are not measures of performance calculated in accordance with GAAP. There are material limitations to using measures such as Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including selling, general and administrative expenses and depreciation, amortization, and accretion, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliations of Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin to our net income (loss) are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars; components may not sum to totals due to rounding)	2025	2024	2025	2024
Net income (loss)	$323	$303	$150	$865
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(60)	(54)	(162)	(143)
Services and other costs of operations	30	27	84	81
Selling, general and administrative expenses	97	93	289	343
Asset write-down charges	3	2	7	10
Depreciation, amortization and accretion	167	181	520	552
Restructuring charges	—	38	—	67
Amortization of prepaid lease purchase price adjustments	4	4	11	12
Interest expense and amortization of deferred financing costs, net	247	236	726	692
Interest income	(3)	(6)	(10)	(14)
Other (income) expense	—	5	(3)	3
(Benefit) provision for income taxes	4	3	13	14
Stock-based compensation expense, net recorded in site rental costs of operations	1	1	3	3
(Income) loss from discontinued operations, net of tax	(46)	(9)	676	(12)
Adjusted Site Rental Gross Margin	$767	$823	$2,304	$2,473

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars; components may not sum to totals due to rounding)	2025	2024	2025	2024
Net income (loss)	$323	$303	$150	$865
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(1,012)	(1,066)	(3,031)	(3,198)
Site rental costs of operations(a)	250	247	741	740
Selling, general and administrative expenses	97	93	289	343
Asset write-down charges	3	2	7	10
Depreciation, amortization and accretion	167	181	520	552
Restructuring charges	—	38	—	67
Interest expense and amortization of deferred financing costs, net	247	236	726	692
Interest income	(3)	(6)	(10)	(14)
Other (income) expense	—	5	(3)	3
(Benefit) provision for income taxes	4	3	13	14
Stock-based compensation expense, net recorded in services and other costs of operations	1	2	4	5
(Income) loss from discontinued operations, net of tax	(46)	(9)	676	(12)
Adjusted Services and Other Gross Margin	$31	$29	$82	$67
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
Interest Rate Risk.
Our interest rate risk as of September 30, 2025 relates primarily to the impact of interest rate movements on the following:
•our $3.9 billion of floating rate debt as of September 30, 2025, which represented approximately 16% of our total debt as of September 30, 2025; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
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
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2025, we had $3.9 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $10 million.

Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2025. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment date of certain debt (see footnotes (b) and (d) hereto). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and the 2024 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2025		2026	2027	2028	2029	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$11		$2,692	$2,287	$2,634	$2,479	$10,436	$20,539	$19,276
Average interest rate(b)(c)(d)	4.3%		3.0%	3.5%	4.5%	4.6%	3.7%	3.8%
Variable rate(e)	$1,961	(f)	$90	$1,866	$—	$—	$—	$3,917	$3,917
Average interest rate(e)	4.8%		4.5%	4.3%	—%	—%	—%	4.5%

(a)The fair value of our debt is based on indicative quotes, non-binding quotes from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.
(b)The impact of principal payments that will commence following an anticipated repayment date is not considered (see footnote (d) below). The Tower Revenue Notes, Series 2018-2 have a principal amount of $750 million, with an anticipated repayment date in 2028.
(c)The average interest rate represents the weighted-average stated coupon rate (see footnote (d) below).
(d)If the Tower Revenue Notes, Series 2018-2 are not repaid in full by the anticipated repayment date, the interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the Tower Revenue Notes, Series 2018-2) of the issuers of the Tower Revenue Notes, Series 2018-2. The Tower Revenue Notes, Series 2018-2 are presented based on their contractual maturity date in 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment date but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2. The full year 2024 Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2 was approximately $1.0 billion. We currently expect to refinance or repay these notes on or prior to the anticipated repayment date.
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
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of September 30, 2025, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1**	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Crown Castle Inc., dated May 21, 2025	8-K	001-16441	May 21, 2025	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
10.1*	Letter Agreement between Crown Castle Inc. and Christian H. Hillabrant, dated July 30, 2025	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL	—	—	—	—

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

CROWN CASTLE INC.

Date:	November 6, 2025	By:	/s/ SUNIT S. PATEL
Sunit S. Patel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2025	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)