Form 10-K
period 2025-12-31
CROWN CASTLE INC.
filed 2026-02-23
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.7 billion as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $102.73 per share.
Applicable Only to Corporate Registrants
As of February 19, 2026, there were 436,070,436 shares of common stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders ("2026 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

CROWN CASTLE INC.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("2025 Form 10-K") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "will," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements.
Examples of forward-looking statements include our full year 2026 outlook and plans, projections, expectations and estimates regarding (1) our strategy and the value of our business model, (2) demand for our towers, including factors driving such demand, (3) the growth potential of the U.S. market for towers, (4) demand for data and factors driving such demand, (5) tenants' investment to improve network quality and expand capacity, (6) our ability to service our debt and comply with debt covenants, (7) the level of commitment under our debt instruments, (8) our ability to remain qualified as a real estate investment trust ("REIT"), (9) site rental revenues, (10) our liquidity, including the sources and uses thereof, (11) impact from the Sprint cancellations (as defined below), (12) cash inflows and drivers of cash flow growth, (13) dividends and share repurchases, (14) discretionary and sustaining capital expenditures, including investments therein, (15) non-renewals, (16) our restructuring activities, including cost saving charges related thereto, and the timing of payments and actions associated therewith, (17) pending sale of our Fiber Business (as defined below), (18) our capital allocation framework, (19) maintenance of an investment grade credit profile, and (20) the impact of the termination of our agreements with DISH. Dividends and the share repurchase program remain subject to the approval of our board directors, which has the discretion to determine whether to declare dividends or authorize a repurchase program and the amounts and timing of the dividends and share repurchase program.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2025 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this 2025 Form 10-K refer to Crown Castle Inc. and its predecessor (organized in 1995), as applicable, each a Delaware corporation (together, "CCI"), and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.

PART I
Item 1.    Business
Overview
We own, operate and lease shared communications infrastructure that is geographically dispersed throughout the U.S., including (1) more than 40,000 towers and other structures, such as rooftops (collectively, "towers"), (2) approximately 105,000 small cell nodes either currently generating revenue or under contract and (3) approximately 90,000 route miles of fiber primarily supporting small cells and fiber solutions. We refer to our towers, small cells and fiber assets collectively as "communications infrastructure," and, at times, to our customers on our communications infrastructure as "tenants." Our operating segments historically consisted of (1) Towers and (2) Fiber, which includes both small cells and fiber solutions.
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

As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement. Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment, which is also its operating segment, that constitutes consolidated results consisting of its towers operations. Unless otherwise noted, all activities and amounts reported in this document relate to the continuing operations of the Company and exclude activities and amounts related to the Fiber Business.
Our core business is providing access, including space or capacity, to our towers via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). We seek to increase our site rental revenues by adding more tenants on our towers, which we expect to result in significant incremental cash flows due to our low incremental operating costs. We operate as a REIT for U.S. federal income tax purposes. See "Item 1. Business—REIT Status" and notes 2 and 10 to our consolidated financial statements.
Approximately 56% and 71% of our towers are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in each of the top 100 BTAs. We derive approximately 40% of our towers Adjusted Site Rental Gross Margin from towers located on land that we own, including through fee interests and perpetual easements, and we derive approximately 60% of our towers Adjusted Site Rental Gross Margin from towers located on land that we lease, sublease, manage or license. The contracts for the land under our towers have an average total remaining life of approximately 35 years (including all renewal terms exercisable at our option), weighted based on towers Adjusted Site Rental Gross Margin.
Our largest tenants are T-Mobile, AT&T and Verizon Wireless, which collectively accounted for approximately 90% of our 2025 site rental revenues. See note 15 to our consolidated financial statements for further information regarding our largest tenants. Site rental revenues represented 95% of our 2025 net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. See "Item 1. Business—The Company" for further information. As of December 31, 2025, exclusive of renewals exercisable at the tenants' option, our tenant contracts had a weighted-average remaining life of approximately six years and represented $23.7 billion of expected future cash inflows, exclusive of amounts owed from DISH Wireless L.L.C. ("DISH"). See note 18 to our consolidated financial statements for a discussion of the notice of default and termination delivered to DISH.
As part of our effort to provide comprehensive tower solutions, as an ancillary business, we also offer certain services relating to our towers predominately consisting of pre-construction site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services").

See note 17 to our consolidated financial statements for a discussion of the July 2023 restructuring ("2023 Restructuring Plan"), which included discontinuing tenant equipment installations and subsequent augmentations (collectively, "installation services") as a towers product offering and (2) the June 2024 restructuring plan ("2024 Restructuring Plan," and together with the 2023 Restructuring Plan, "2023 and 2024 Restructuring Plans"). In February 2026, we initiated a restructuring plan ("2026 Restructuring Plan") as part of our efforts to enhance the efficiency and effectiveness of our tower business. See note 18 to our consolidated financial statements for a discussion of the 2026 Restructuring Plan.
Strategy
As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of towers, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for tower investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payment of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:
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
•Invest capital efficiently to grow cash flows and long-term dividends per share. In addition to adding tenants to existing towers, we seek to invest our available capital, including the net cash generated by our operating activities and external financing sources, in a manner that will increase long-term stockholder value on a risk-adjusted basis. These investments include constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Our historical investments have included the following (in no particular order):
◦acquisitions of land interests (which primarily relate to land assets under towers);
◦construction of towers;
◦acquisitions of towers;
◦improvements and structural enhancements to our existing towers;
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

REIT Status
We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally entitled to a deduction for dividends that we pay and, therefore, are not subject to U.S. federal corporate income tax on our net taxable income that is currently distributed to our stockholders. We may be subject to certain federal, state, local and foreign taxes on our income or assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries ("TRSs"), (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, we could, under certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code"), to maintain qualification for taxation as a REIT. Qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus our non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from us. This deduction was made permanent with Public Law 119-21, commonly referred to as the "One Big Beautiful Bill Act", being signed into law in the U.S. on July 4, 2025.
The vast majority of our assets and revenues are in the REIT. See notes 2 and 10 to our consolidated financial statements. Additionally, we have included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located.
Our foreign assets and operations (primarily our tower operations in Puerto Rico) most likely will be subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether or not they are included in a TRS.
To remain qualified and be taxed as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, after the utilization of our net operating loss carryforwards "NOLs" (determined without regard to the dividends paid deduction and excluding net capital gain). See notes 2 and 10 to our consolidated financial statements. Our quarterly common stock dividend will delay the utilization of our NOLs and may cause certain of the NOLs to expire without utilization. See "Item 1A. Risk Factors" for risks associated with our REIT status.
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
We expect the following factors to contribute to potential demand for our towers:
•consumers' growing wireless data consumption leading major wireless carriers to upgrade and enhance their networks through the efficient use of towers, including in connection with 5G deployments, in an effort to improve network quality and capacity and customer retention or satisfaction;
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
•the continued adoption of bandwidth-intensive applications, including artificial intelligence; and
•increased government initiatives to expand broadband infrastructure to support connectivity throughout the U.S.
The Company
Virtually all of our towers operations are located in the U.S. Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment, which is also its single operating segment, that constitutes consolidated results consisting of its towers operations. For more information, see "Item 7. MD&A—Results of Operations" and note 15 to our consolidated financial statements. Our core business is providing access, including space or capacity, to our towers via long-term tenant contracts in the U.S. We believe our towers are integral to our tenants' networks and organizations. See "Item 1. Business—Strategy."

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
We generally receive monthly rental payments and, in some cases, upfront payments, from our tenants pursuant to long-term tenant contracts with (1) initial contract terms generally between five to 15 years, (2) multiple renewal periods of generally five years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price. We strive to negotiate with our existing tenant base for longer contractual terms, which often contain fixed escalation rates.
Our tenant contracts, while amended and re-negotiated over time, have historically led to a long-term relationship with tenants on our towers, resulting in a retention rate generally between 98% and 99% each year. In general, each renewable tenant contract automatically renews at the end of its term unless (1) the tenant provides prior notice of its intent not to renew or (2) the contract is amended or re-negotiated. See "Item 1A. Risk Factors" for additional information regarding higher non-renewals (which we define as the reduction in site rental revenues as a result of tenant churn, terminations and, in limited circumstances, reductions of existing lease rates) incurred as a result of the T-Mobile and Sprint network consolidation as well as in relation to the notice of default and termination delivered to DISH. See notes 4 and 18 to our consolidated financial statements for a tabular presentation of the minimum rental payments due to us by tenants pursuant to tenant contracts without consideration of tenant renewal options as of December 31, 2025 and discussion of the DISH default and termination, respectively.
The average monthly rental payment from a new tenant added to towers can vary based on (1) aggregate tenant volume, (2) the location of the tower, or (3) the amount of tower and ground space leased to a tenant, which can be influenced by the quantity, size, and weight of the tenant's antenna installation or related equipment. When possible, we seek to receive rental payment increases in connection with tenant contract amendments, pursuant to which our tenants add antennas or other equipment to our towers or ground space on which they already have equipment pursuant to preexisting tenant contracts. Our tenant contracts and pricing are not influenced by whether or not we perform the site development services.
As of December 31, 2025, the average number of tenants (calculated as a unique license together with any related amendments thereto) per tower was approximately 2.4.
Additional Site Rental Information. We have existing master agreements with our largest tenants, including T-Mobile, AT&T and Verizon Wireless. Such agreements provide certain terms (including economic terms) that govern underlying contracts (entered into during the term of the master agreements) regarding the right to use our towers by such tenants.
Approximately 75% of our site rental costs of operations, exclusive of depreciation, amortization, and accretion, which is shown separately, consists of ground lease expenses, and the remainder includes employee compensation or related benefit costs, property taxes, repairs and maintenance, and utilities. Assuming current leasing activity levels, our operating expenses generally tend to escalate at approximately the rate of inflation. We seek to add tenants to our existing towers at low incremental operating cost, delivering high incremental returns to our business. Once constructed, our towers require minimal sustaining capital expenditures, including maintenance or other non-discretionary capital expenditures, which are typically approximately 1% of net revenues. See note 14 to our consolidated financial statements for a tabular presentation of the rental payments we owe to landlords pursuant to our operating lease agreements.
Services. As part of our effort to provide comprehensive tower solutions, as an ancillary business, we also offer certain services primarily relating to pre-construction site development services. See note 17 to our consolidated financial statements for a discussion of the July 2023 restructuring plan, which included discontinuing installation services as a towers product offering. In 2025, our services and other revenues primarily related to site development services. We seek to grow our services revenues through capitalizing on (1) increased leasing volumes that may result from carrier network upgrades, (2) promoting site development services, (3) expanding the scope of our services, and (4) focusing on tenant service and deployment speed. We do not always provide the site development services for our tenants on our towers as other service providers also provide these services (see also "—Competition" below). Typically, our site development services are non-recurring and are billed on a fixed fee basis, and the terms and pricing of site development services are negotiated separately from our tenant contracts.
Customers. Our largest customers are primarily comprised of wireless carriers that operate national networks.

Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. Collectively, these three tenants accounted for approximately 90% of our 2025 site rental revenues. See "Item 1A. Risk Factors" for risks associated with our dependence on a small number of customers and note 15 to our consolidated financial statements. For 2025, our site rental revenues by tenant were as follows:
Sales and Marketing. Our sales organization markets our towers with the objective of contracting access with tenants to existing towers. We seek to become the critical partner and preferred independent tower provider for our tenants and increase tenant satisfaction relative to our peers by leveraging our (1) existing unique tower footprint, (2) tenant relationships, (3) process-centric approach, and (4) technological tools.
Our sales team is organized based on a variety of factors, including tenant type (such as large wireless carriers, vertical customers and organizations) and geography. A team of national account directors maintains our relationships with our largest tenants. These directors work to develop new business opportunities, as well as to ensure that tenants' needs are efficiently translated into new contracts for our towers. Sales personnel develop and maintain relationships with our tenants that are expanding their networks, entering new markets, seeking new or additional tower offerings, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales or marketing staff, a number of senior-level employees spend a significant portion of their time on sales and marketing activities and call on existing or prospective tenants.
Competition. We face competition for site rental tenants from various sources, including (1) other independent tower owners or operators, including competitors that own, operate, or manage towers, rooftops, broadcast or transmission towers, (2) owners or operators of small cells, including the operators of our small cell assets following the closure of our Strategic Fiber Transaction, (3) tenants who own or operate their own towers or (4) new alternative deployment methods for towers.
Some of our largest competitors are American Tower Corporation and SBA Communications Corporation. We believe that location, existing tower footprint, deployment speed, quality of service, expertise, reputation, capacity and price have been and will continue to be the most significant competitive factors affecting our businesses. See "Item 1A. Risk Factors" for a discussion of competition in our industry.
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
Sustainability
Our multi-tenant towers model results in the use of fewer resources, including water, energy, metals and other materials, than would otherwise be needed to construct and maintain towers under a single-tenant infrastructure model. We are committed to operating responsibly and ethically and considering social and environmental impacts as we make business decisions. We currently maintain annual sustainability targets in our senior unsecured credit facility.

The Nominating and Governance Committee assists the board of directors with sustainability oversight. Our executive management team and senior management keep our board of directors apprised of our sustainability priorities, goals and initiatives.
Additional information regarding our sustainability initiatives and progress is also available through the Investors section of our website at https://investor.crowncastle.com. The information on our website, including our sustainability reports, is not, and shall not be deemed to be, incorporated by reference into this 2025 Form 10-K or any other filings with the SEC unless expressly noted in any such other filings.
Human Capital
The people who work for Crown Castle are essential to our ability to execute on our strategy. As of January 31, 2026, we employed approximately 4,000 people, including approximately 2,500 people recorded in our discontinued operations. All of our employees are based in the U.S. See note 18 to our consolidated financial statements for a discussion of the 2026 Restructuring Plan, which will reduce our employee headcount. From time to time, we also add contingent workers to support our business.
We believe attracting, developing and retaining talented employees is paramount to serving our customers and our communities and creating value for our stockholders. We also periodically conduct company-wide employee surveys to help us understand how our employees feel about working at our company and track the results to inform our human capital strategies. We focus on building and retaining a strong and innovative workforce with a variety of backgrounds, experiences and points of view.
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
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. See "Item 1A. Risk Factors" and note 17 to our consolidated financial statements for further discussion of our 2023 and 2024 Restructuring Plans, which resulted in a reduction of total employee headcount in prior years.
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
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain prior approval from local officials. Local zoning authorities may render decisions that prevent the construction or modification of towers, or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility, or other characteristics of such infrastructure. Over the last several years, the FCC has adopted regulations and 32 states have passed legislation intended to expedite and streamline the deployment of wireless networks, including establishing presumptively reasonable timeframes for reviews by local and state governments. Notwithstanding such developments, decisions of local regulatory authorities and utilities in certain jurisdictions may continue to adversely affect deployment timing and cost.
Certain of our subsidiaries hold state authorizations to provide intrastate telecommunication services in addition to FCC authorization to provide domestic interstate telecommunication services. State authorizations often allow us to deploy such infrastructure in locations where zoning restrictions might otherwise delay, restrict, or prevent building or expanding traditional wireless tower and rooftop sites. See "Item 1A. Risk Factors" for additional information regarding rights to our infrastructure.
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
The construction of new towers or, in some cases, their modification in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. NEPA regulations require applicants to investigate the potential environmental impact of the proposed tower construction. If the FCC determines that the proposed tower construction or modification presents a significant environmental impact, the FCC is required to prepare an environmental impact statement, which is subject to public comment. Such determination could significantly delay the FCC's approval of the construction or modification.
Our operations are also subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, or remediation of, or exposure to, hazardous or non-hazardous substances, materials, or wastes. As an owner, lessee, or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; or we could also be subject to personal injury or property damage claims relating to such contamination. In general, our tenant contracts prohibit our tenants from using or storing any hazardous substances on our tower sites in violation of applicable environmental laws and require our tenants to provide notice of certain environmental conditions caused by them.
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
In addition, our Corporate Governance Guidelines, Proper Business Practices and Ethics Policy, Financial Code of Ethics, Conflicts of Interest and Disclosure Policy, and the charters of our Audit Committee, Compensation and Human Capital Committee and Nominating and Governance Committee are available through the Investors section of our website at https://investor.crowncastle.com, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from each of the Business Practices and Ethics Policy and Financial Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Controller that are required to be disclosed.

Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

Summary of Risk Factors
The following summarizes our material risk factors, including risk factors relating to our Fiber Business. However, this summary is not intended to be a comprehensive and complete list of all risk factors identified by the Company. Refer to the following pages of this section for additional details regarding these summarized risk factors.

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
•Our Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks through the closing of the Strategic Fiber Transaction, such operations may produce results that are lower than anticipated.
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
•If we do not continue to make appropriate investments in, and effectively implement and maintain, our information technology systems and digital capabilities, our business and operating results could be adversely affected.
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
Our three largest tenants are T-Mobile, AT&T and Verizon Wireless. In addition to our three largest tenants, we also derived a meaningful portion of our revenues and previously anticipated future growth from DISH. The loss of any one of our three largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, or intangible assets (including goodwill), or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us.
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
On January 6, 2022, we entered into an agreement with T-Mobile that addressed the T-Mobile and Sprint network consolidation. This consolidation resulted in approximately $200 million in Towers non-renewals in 2025, and we anticipate additional non-renewals from this agreement, which we expect to fall within our historical non-renewal range of 1% to 2% of Towers annual site rental revenues, to occur each year through 2034. We expect an additional impact of approximately $40 million in aggregate Fiber non-renewals to occur in 2026 and in subsequent years, until the closing of the Strategic Fiber Transaction.
On January 12, 2026, we delivered a notice of default and termination to DISH relating to our Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreements. As a result of the termination, we assert in the notice that DISH owes us all remaining payments under these agreements, which total in excess of $3.5 billion. As of December 31, 2025, associated with our agreements with DISH, we had recorded on our consolidated balance sheet approximately $50 million within "Receivables, net" and approximately $150 million within "Deferred site rental receivables," partially offset by approximately $34 million recorded within "Deferred revenues" and "Other long-term liabilities." We expect the total net balance sheet impact of approximately $165 million will ultimately be recoverable, and accordingly no adjustments have been made to reserve such net amount as of December 31, 2025. We do not intend to recognize additional revenue under these agreements pending further developments with respect to this matter.
See "Item 1. Business—The Company" and note 15 to our consolidated financial statements for further information regarding our largest tenants.
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
Our Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks through the closing of the Strategic Fiber Transaction, such operations may produce results that are lower than anticipated.
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
•potential damage to our overall reputation as a communications infrastructure provider; and
•the use of competitive local exchange carrier ("CLEC") status.
In addition, the rate at which tenants adopt or prioritize small cells and fiber solutions has been lower or slower than we anticipated, and may continue to be lower or slower, or may cease to exist altogether. For example, our tenants have initially focused on utilizing towers in the first phase of deploying their 5G networks, which has led to delays in some of our small cell deployments. We anticipate that these delays will be temporary, as our tenants plan for the next phase of their 5G network deployment which we believe will require small cells at scale. Our Fiber operations also expose us to different safety or liability risks or hazards than our Towers business as a result of numerous factors, including those stemming from the deployment, location or nature of the assets involved. There may be risks and challenges associated with small cells and fiber solutions being comparatively new and emerging technologies that are continuing to evolve, and there may be other risks related to small cells and fiber solutions of which we are not yet aware. See "—The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.", "—Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed.", "—The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price." and "—Our business depends on the demand for our communications infrastructure (including towers, small cells and fiber), driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure or services.)", and note 3 to our consolidated financial statements, for discussions of the Strategic Fiber Transaction.
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
Additionally, contracts with our tenants for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Our failure to perform timely and in accordance with the performance criteria exposes us to penalties specified in the contract or possible litigation. We often experience unforeseen delays, primarily in our Fiber business, from municipalities and utility companies that result in longer construction timelines than expected, which impact our ability to timely deliver on our projects. We may also experience unforeseen delays and increased project costs as a result of labor shortages, which may impact the availability of contractors to work on our construction projects. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner and appropriately manage safety risks could have a material adverse effect on our business.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies and spectrum that may promote network sharing, joint development, backhaul and fronthaul efficiency or resale agreements by our tenants, such as signal combining technologies or network virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as WiFi, satellite (such as low earth orbiting) and mesh transmission systems may serve as substitutes for, or alternatives to, leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our communications infrastructure. Any significant reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. Approximately 10% of our towers Adjusted Site Rental Gross Margin for the year ended December 31, 2025 was derived from towers where the leases for the land under such towers had final expiration dates of less than 10 years. If we are unable to retain rights to the property on which our communications infrastructure is located, our business may be adversely affected.
As of December 31, 2025, approximately 55% of our towers were leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. We may not have the required available capital to exercise our right to purchase some or all of these towers at the time these options are exercisable. Even if we do have available capital, we may choose not to exercise our right to purchase these towers or some or all of the T-Mobile or AT&T towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of these towers may not exceed the costs, which could adversely affect our business. Additional information concerning these towers and the applicable purchase options as of December 31, 2025 is as follows:
•22% of our towers are leased or subleased or operated and managed under a master lease or other related agreements with AT&T. We have the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.
•32% of our towers are leased or subleased or operated and managed under master leases, subleases or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). In 2037, we have the option to purchase all (but not less than all) of approximately half of such leased and subleased towers from T-Mobile for approximately $2.3 billion. We have the option to purchase the remainder of such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of our towers under master leases, subleases, and other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. We have the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $373 million as of December 31, 2025, which payments, if such option is exercised, would be due prior to 2032 (less than $5 million would be due before 2029).
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

During both 2024 and 2025, due primarily to our discontinuation of installation services as a towers product offering previously announced in July 2023, services and other revenues decreased by 54% and 49%, respectively, when compared to year ended December 31, 2023. We continue to offer site development services on our towers. See note 17 to our consolidated financial statements and "Item 7. MD&A—General Overview—Highlights of Business Fundamentals and Results" for further discussion of our 2023 Restructuring Plan, which included discontinuing installation services as a towers product offering.
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
Despite existing security measures, certain of our information technology and communications infrastructure may be subject to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, ransomware or other malicious software, cyber-attacks and other security breaches. In addition, integration and adoption of artificial intelligence and machine learning ("AI") into our business may pose new information security risks and challenges. The increased prevalence of AI may also heighten cybersecurity and data protection risks. AI-enabled systems, as well as AI-driven techniques used by threat actors, may increase the sophistication, scale, frequency, and speed of cyberattacks targeting our information technology systems, operational technology, or sensitive data. Further, our reliance on cloud- or internet-based services and on remote access to information systems increases our exposure to potential cybersecurity incidents. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our tenants or access by our tenants to certain of our information technology systems, (2) our inability to meet expected levels of service to our tenants, (3) data transmitted over our tenants' networks being compromised or misappropriated, or (4) business or other sensitive data being compromised, misappropriated or lost. Although we believe we have a comprehensive incident response plan and other cybersecurity measures and policies in place, we cannot guarantee that our security measures will not be circumvented, resulting in tenant network failures or interruptions that could impact our tenants' network availability and have a material adverse effect on our business, financial condition, or operational results.
Additionally, security incidents impacting our tenants, vendors and business partners could result in a material adverse effect on our business. We may be required to expend significant resources to protect against or recover from such threats. If an actual or perceived breach of our cybersecurity or information technology, or that of our cloud- or internet-based service providers, occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose tenants. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These threats can arise from external parties, such as cyber terrorists or nation-state actors, as well as insiders, such as our employees or contractors, who knowingly or unknowingly engage in or enable malicious cyber activities. In addition, our acquisitions and divestitures, both past and future, may alter our potential exposure to the risks described above. While we maintain insurance that includes coverage in the event of cybersecurity or other information technology breaches, there can be no assurances that such coverage will be adequate to cover exposure from such incidents.
If we do not continue to make appropriate investments in, and effectively implement and maintain, our information technology systems and digital capabilities, our business and operating results could be adversely affected.

Our business relies on information technology ("IT") systems to support key operational, commercial, and financial processes, including site and asset management, leasing and contract administration, billing and collections, construction and supply chain activities, regulatory compliance, and financial reporting. Our industry continues to experience increasing operational complexity and growing reliance on digital tools, automation, data analytics, and integrated systems, including the use of artificial intelligence. We continue to seek to drive organizational improvement through digital transformation initiatives and modernizing our legacy IT systems.

If we do not invest in modernizing our IT systems or fail to effectively execute our digital transformation initiatives, we may experience operational inefficiencies, higher operating costs, reduced scalability, and limitations on our ability to respond to customer requirements or support deployment activity. In addition, reliance on legacy or fragmented systems may affect data accuracy, system reliability, and management’s ability to obtain timely and actionable information.

Some of our IT and digital initiatives require significant investment, which can be complex and are subject to risks, including implementation delays, cost overruns, integration challenges, and disruption to ongoing operations. Even when successfully implemented, such systems may not deliver anticipated benefits or may require ongoing investment to remain effective as technologies, customer expectations, and industry practices evolve.

If our competitors or customers adopt advanced digital capabilities more quickly than we do, we could be at a competitive disadvantage. Any failure to effectively invest in or execute our IT and digital initiatives could adversely affect our operational performance, financial results, and ability to execute our business strategy.
Our business may be adversely impacted by climate-related events, natural disasters, including wildfires, and other unforeseen events.
We could be negatively impacted by unforeseen events, such as extreme weather events or natural disasters (including as a result of any potential effects of climate change), or acts of vandalism. There is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. Although we have implemented a wildfire risk mitigation program, the effects of climate change have increased the risk and extent of wildfires that could potentially result from certain of our construction and maintenance projects and other operating activities. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to our business. Any such unforeseen events could, among other things, damage or delay deployment of our communications infrastructure, interrupt or delay service to our tenants or could result in legal claims or penalties, regulatory action or fines, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.

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
Our business has experienced, and may continue to experience, significant executive management changes, including the consolidation of roles and responsibilities. In December 2023, we announced the retirement of Jay A. Brown, our President and Chief Executive Officer ("CEO") and the appointment of Anthony J. Melone, a member of our board of directors, to serve as interim President and CEO. In April 2024, Steven J. Moskowitz was appointed as President and CEO. Additionally, in January 2025, we announced that Daniel K. Schlanger would cease serving as our Executive Vice President ("EVP") and Chief Financial Officer ("CFO"), effective March 2025. In March 2025, we appointed Sunit Patel as EVP and CFO, effective April 2025. Additionally in March 2025, we announced the appointment of Mr. Schlanger as interim CEO and the termination of Mr. Moskowitz. In August 2025, we announced the appointment of Christian Hillabrant as President and CEO, effective September 2025, after which Mr. Schlanger was appointed EVP and Chief Transformation Officer. We also have experienced and may continue to experience the departure and transition of other members of our executive management team.
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
In July 2023, we initiated the 2023 Restructuring Plan as part of our efforts to reduce costs to better align our operational needs with lower tower activity. The 2023 Restructuring Plan included reducing our total employee headcount by approximately 15%, discontinuing installation services as a towers product offering, and consolidating office space. As a result of the foregoing actions, we incurred $85 million and $9 million of restructuring charges in 2023 and 2024, respectively. The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024, while the payments for the employee headcount reduction were substantially completed by December 31, 2024. The remaining payments for the office space consolidation will be completed by 2032.

In June 2024, we initiated the 2024 Restructuring Plan as part of our efforts to drive operational efficiencies and reduce operating costs and capital expenditures, with a primary focus on our Fiber segment. As a result, we announced a reduction of our total employee headcount by more than 10% and the closing of certain offices. Related to the actions undertaken for the 2024 Restructuring Plan, we incurred $100 million of restructuring charges in 2024. The actions associated with the 2024 Restructuring Plan and related charges were substantially completed and recorded by December 31, 2024, while the payments were substantially completed for the employee headcount reduction in 2025 and are expected to be completed for office closures by 2033.
In February 2026, we initiated the 2026 Restructuring Plan as part of our efforts to enhance the efficiency and effectiveness of the our standalone tower business. As a result, we announced a reduction of our total tower and corporate employee headcount by approximately 20%.
In addition to the 2023 and 2024 Restructuring Plans and 2026 Restructuring Plan, we may from time to time take actions to realign our business, operations, and cost structure with our strategic priorities. In undertaking these actions we may incur other charges or cash expenditures not initially contemplated due to unanticipated events that may occur, including in connection with the execution of these actions. We make certain assumptions in estimating the anticipated savings we expect to achieve under these actions, which include the estimated savings from the elimination of certain headcount and the consolidation and closure of office space. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these actions is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As such, we may not realize, in full or in part, or sustain, the anticipated benefits from these actions or do so within the expected time frame, and anticipated benefits may not be adequate to meet our long-term profitability and operational expectations.
Furthermore, the actions may result in unintended consequences, including:
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
If we experience any of these adverse consequences, the actions and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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
On March 3, 2024, we entered into an amendment to the Cooperation Agreement with Elliott, which, among other things, (1) eliminated limitations on the size of our board of directors, the Fiber Review Committee and the CEO Search Committee, (2) provided that Elliott and certain of its affiliates would vote pro rata in accordance with the vote of other stockholders at the 2024 Annual Meeting, subject to certain exceptions, and (3) provided our board of directors could change its recommendation and cease soliciting proxies in favor of Messrs. Genrich or Patel if it first made a determination that its fiduciary duties required it to do so. Messrs. Genrich and Patel were subsequently reelected to serve until our 2025 Annual Meeting of Stockholders. The operational review of our Fiber business and the search for the next CEO of our company concluded during 2024, and the strategic review of our Fiber business concluded in 2025 with our entry into the Strategic Fiber Agreement. In March 2025, we announced that Mr. Patel resigned from our board of directors, effective immediately, and was be appointed as Executive Vice President and CFO, effective April 2025. See "—The pendency of the sale of our Fiber Business to Zayo and EQT may have an adverse effect on our business, results of operations, cash flows and financial position.", "—Completion of the Strategic Fiber Transaction is subject to the conditions contained in the Strategic Fiber Agreement, including regulatory approvals, which may not be received, and separation of the Fiber Business from our current operations, and if these conditions are not satisfied or waived, the transaction will not be completed." and "—The failure to complete the planned sale of the Fiber Business to Zayo and EQT could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price." for a discussion of the Strategic Fiber Transaction. The Cooperation Agreement, as amended, remains in effect.
We strive to maintain constructive, ongoing communications with all stockholders, and we welcome constructive input from all stockholders toward the shared goal of enhancing long-term stockholder value. Nonetheless, we may not be successful in engaging constructively with one or more stockholders, and any resulting activist campaign that contests, or seeks to change, our strategic direction or business mix (for example, our proxy contest in 2024 with Boots Capital) could have an adverse effect on us because: (1) responding to actions by activist stockholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our board of directors or management from the pursuit of business strategies, which could adversely affect our results of operations or financial condition; (2) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability, or lack of continuity, any of which may be exploited by our competitors, cause concern to our current or potential customers and vendors, and our employees and make it more difficult to attract and retain qualified personnel; and (3) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our operations could suffer due to employee attrition or a reduction in employee productivity as a result of this uncertainty; and
•The pursuit and planning for the transaction have placed and will continue to place a significant burden on management and other internal resources and may divert management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us, which could adversely affect our business, financial condition and operating results.
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
We have a substantial amount of indebtedness (approximately $24.2 billion as of February 19, 2026). See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. As a result of our substantial indebtedness:
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
An increase in interest rates driven by the Federal Reserve would increase our cost of borrowing. Between March 2022 and August 2023 the Federal Reserve raised the federal funds rate from 0.20% to 5.33%. As of February 19, 2026, approximately 19% of our outstanding indebtedness consisted of variable interest rates. Any prolonged period of elevated interest rates or further increases to interest rates on such debt could continue to adversely impact our financial results and our ability to meet our dividend growth targets, strategically deploy our capital or execute our business plan. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of our interest rate risk.
Currently, we have debt instruments in place that limit, in certain circumstances, our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, the credit agreement governing our senior unsecured credit facility ("2016 Credit Agreement"), which consists of our senior unsecured term loan A facility and senior unsecured revolving credit facility (collectively, "2016 Credit Facility"), contains financial maintenance covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our debt instruments or fail to comply with our financial maintenance covenants, we will be in default under those instruments, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. In addition, the closing of the Strategic Fiber Transaction could adversely affect our compliance with certain covenants and restrictions. While we would expect to seek to refinance or amend the affected debt instrument in the event of noncompliance, there can be no assurance that we would be able to do so on acceptable terms. Furthermore, if the limits on our ability to pay dividends prevent us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal and state corporate income taxes, and potentially a nondeductible excise tax, on our undistributed taxable income. If our operating subsidiaries were to default on their debt, the trustee could seek to foreclose the collateral securing such debt, in which case we could lose the communications infrastructure and the associated revenues. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
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
We have a substantial amount of indebtedness, which, upon final maturity, we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all. As of February 19, 2026, approximately 60% of our fixed rate debt, with a weighted average interest rate of 3.7%, is scheduled to mature over the next five years. If interest rates remain elevated or continue to increase, we may have to (1) refinance our maturing fixed rate debt at interest rates that exceed the current interest rates on such debt or (2) use our variable interest rate debt to repay such fixed rate debt, thereby increasing our exposure to interest rate fluctuations.
Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact (1) the availability or cost of debt financing, including any refinancing of the obligations described above, (2) our ability to draw the full amount of our $7.0 billion senior unsecured revolving credit facility under our 2016 Credit Facility ("2016 Revolver"), that, as of February 19, 2026, had $5.2 billion of undrawn availability, or (3) our ability to issue the full amount of the $2.0 billion commercial paper notes ("Commercial Paper Notes") under our unsecured commercial paper program ("CP Program"), that, as of February 19, 2026, had $1.9 billion outstanding.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance strategic initiatives or repay debt. Our business strategy contemplates access to external financing to fund certain discretionary investments, which may include issuances of common stock or other equity related securities. We maintain an "at-the-market" stock offering program ("2024 ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. As of February 19, 2026, we had $750 million of gross sales of common stock remaining under our 2024 ATM Program. From time to time, we may refresh or implement a new "at-the-market" stock offering program. See note 11 to our consolidated financial statements. As of February 19, 2026, we had approximately 436 million shares of common stock outstanding.
We have reserved an aggregate of approximately 14 million shares of common stock for issuance in connection with awards granted under our stock compensation plans.
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
For the first quarter in the year ended 2025, we paid a common stock dividend of $1.565 per share, and for each remaining quarter in 2025, we paid a common stock dividend of $1.0625, totaling approximately $2.1 billion. As we grow cash flows, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors. See note 11 to our consolidated financial statements.
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
Under the Code, for taxable years beginning in or after 2018, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation is increased to 25% beginning in 2026. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets, or in any operations held through TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs to exceed current or future limitations of the fair market value of our assets at the end of any quarter, then we may fail to remain qualified as a REIT.
Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.
To remain qualified and be taxed as a REIT, we are required to satisfy the 90% distribution requirement as described above. We commenced declaring regular quarterly dividends to our common stockholders beginning with the first quarter of 2014. See note 11 to our consolidated financial statements. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors based on then-current and anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing federal NOLs of approximately $1.4 billion or other factors deemed relevant by our board of directors.
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

Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication with and reporting from the enterprise security team, many of whom hold cybersecurity certifications, and through the use of technological tools and software and results from third-party assessments. Our CISO has extensive experience assessing and managing cybersecurity programs and risk. Our CISO has over 25 years of cybersecurity experience, including as Chief Technology Officer/CISO and co-founder of two cybersecurity companies and as the Director of Security Services for a large network infrastructure company. The CISO periodically reports to the Audit Committee regarding cybersecurity risk exposure and risk mitigation strategies. The Audit Committee oversees the Company's internal controls regarding cybersecurity and reviews with management the Company’s significant cybersecurity and other information technology risks, controls and procedures, including internal policies, plans and processes to monitor, mitigate or remediate such risks. The board of directors also may review and assess cybersecurity risks as part of its role in overseeing the Company's enterprise risk management, including in connection with its review of the Company's mission critical risks.

While we have not, as of the date of this 2025 Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See "Item 1A. Risk Factors" for more information on our cybersecurity-related risks.

Item 2.     Properties
Towers
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
See the following for further information regarding our towers:
•"Item 1. Business—Overview" for information regarding our tower and fiber portfolios and the pending sale of the Fiber Business.
•"Item 7. MD&A—Liquidity and Capital Resources—Material Cash Requirements" for information regarding our lease obligations.
•"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
Approximately 55% of our towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). We have the option to purchase these towers at the end of their respective lease terms. We have no obligation to exercise such purchase options. See note 5 to our consolidated financial statements and "Item 1A. Risk Factors" for a further discussion.
Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications. Additionally, if so inclined as a result of a request for a tenant addition, we could generally replace an existing tower with another tower, subject to certain restrictions.
Discontinued Operations
As of December 31, 2025, the Company owned or leased certain properties previously used in its Fiber segment, which has been classified as a discontinued operation. These properties consist of approximately 90,000 route miles of fiber primarily supporting our (1) approximately 105,000 small cell nodes either currently generating revenue or under contract and (2) fiber solutions. The majority of our fiber assets are located in major metropolitan areas, including a presence in most major U.S. markets.
As a result of the Strategic Fiber Transaction, these properties are classified as discontinued operations and are not utilized in the Company's continuing operations. See "Item 1. Business", "Item 7. MD&A—General Overview", and note 3 to our consolidated financial statements for further discussion of the Strategic Fiber Transaction.
Offices
Following the closure of the Strategic Fiber Transaction, which we expect to occur in the first half of 2026, we anticipate having four offices, including our principal corporate headquarters located in Houston, Texas. We believe that our facilities are suitable and adequate to meet our anticipated needs. See "Item 1. Business—Overview" for further discussion of the pending sale of the Fiber Business, which includes the sale of certain of our office buildings.
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
See the disclosure in note 13 to our consolidated financial statements.
Item 4.     Mine Safety Disclosures
N/A

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed and traded on the NYSE under the symbol "CCI."
As of February 19, 2026, there were approximately 509 holders of record of our common stock.
Dividend Policy
We operate as a REIT for U.S. federal income tax purposes. To remain qualified and be taxed as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain).
We have updated our capital allocation framework to focus more on free cash flow generation and financial flexibility, which primarily drove our decision to reduce our dividend in the second quarter of 2025. As we grow cash flows, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors, based on then-current or anticipated future conditions, including our earnings, net cash generated by operating activities, capital requirements, financial condition, our relative market capitalization, our existing NOLs, or other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is limited under certain circumstances by the terms of our debt instruments. See also "Item 1. Business—Overview," "Item 1. Business—REIT Status," "Item 1A. Risk Factors," "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities—Common Stock" and notes 10 and 11 to our consolidated financial statements.
Recent Sales of Unregistered Equity Securities
There were no sales of of unregistered equity securities for the twelve months ended December 31, 2025.
2024 At-the-Market Stock Offering Program
As of February 19, 2026, we had $750 million of gross sales of common stock availability remaining on our 2024 ATM Program. See "Item 7. MD&A—Liquidity and Capital Resources" and note 11 to our consolidated financial statements.

Performance Graph
The following performance graph is a comparison of the five-year cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Market Index and the FTSE NAREIT All Equity REITs Index for the period commencing December 31, 2020 and ending December 31, 2025. The performance graph assumes an initial investment of $100.00 and the reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
2020
2021
2022
2023
2024
2025
Years Ended
Crown Castle Inc.
S&P 500 Market Index
FTSE NAREIT All Equity REITs Index

	Years Ended December 31,
Company/Market/Index	2020	2021	2022	2023	2024	2025
Crown Castle Inc.	$100.00	$135.08	$91.08	$81.75	$68.35	$70.38
S&P 500 Market Index	100.00	128.71	105.40	133.10	166.40	196.16
FTSE NAREIT All Equity REITs Index	100.00	141.30	106.05	118.09	123.90	126.71
The performance graph above and related text are being furnished solely to accompany this 2025 Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Related to the classification of the Fiber Business as "held for sale", we have recognized a loss from disposal of discontinued operations of approximately $1.6 billion, inclusive of estimated transaction fees, for the year ended December 31, 2025.
Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results of our tower operations. See notes 3 and 15 to our consolidated financial statements for a discussion of discontinued operations and our operating segment. Unless otherwise noted, all activities and amounts reported in this document relate to continuing operations and exclude activities and amounts related to discontinued operations.
Highlights of Business Fundamentals and Results
•Site rental revenues represented 95% of our 2025 net revenues. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in prior years.
•We operate as a REIT for U.S. federal income tax purposes (see "Item 1. Business—REIT Status" and notes 2 and 10 to our consolidated financial statements)
•Potential growth resulting from the increasing demand for data
◦We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, (6) the adoption of other bandwidth-intensive applications (such as cloud services, artificial intelligence and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
◦We expect U.S. wireless carriers will continue to focus on improving network quality and expanding capacity (including through 5G initiatives). We believe our towers provide an efficient and cost-effective solution to our wireless tenants' growing infrastructure needs.
◦Tenant additions on our towers are achieved at a low incremental operating cost, delivering high incremental returns.
◦Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications.
•Returning cash flows provided by operations to stockholders in the form of dividends (see also "Item 1. Business—Strategy")
◦During 2025, we paid common stock dividends totaling approximately $2.1 billion.
•Investing capital efficiently to grow cash flows
◦We had discretionary capital expenditures of $149 million for the year ended December 31, 2025, predominately related to improvements to existing towers to support additional tenants and purchases of land underneath our towers.
◦We expect to continue to construct and acquire new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time.
◦We expect to continue to acquire land interests relating to land under our towers.
•Site rental revenues under long-term tenant contracts

◦Our tenant contracts have initial terms generally between five to 15 years with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.
◦As of December 31, 2025, our weighted-average remaining term was approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $23.7 billion of expected future cash inflows, exclusive of amounts due under the Master Lease Agreement and underlying agreements with DISH. See "Item 7. MD&A—General Overview—Outlook Highlights" for further discussion.
•Majority of our revenues from large wireless carriers
◦For the year ended December 31, 2025, approximately 90% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 15 to our consolidated financial statements for a further discussion of our largest customers.
◦During 2025, our site rental revenues decreased approximately $200 million as a result of non-renewals related to the network consolidation of T-Mobile and Sprint.
•Majority of land under our towers under long-term control
◦For the year ended December 31, 2025, approximately 90% of our towers Adjusted Site Rental Gross Margin and approximately 80% of our towers Adjusted Site Rental Gross Margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 40% of our towers Adjusted Site Rental Gross Margin.
•Minimal sustaining capital expenditure requirements
◦For the year ended December 31, 2025, sustaining capital expenditures represented less than 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 8 to our consolidated financial statements and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of December 31, 2025, our outstanding debt had a weighted average interest rate of 3.9% and weighted average maturity of approximately six years (assuming anticipated repayment dates on certain debt).
◦As of December 31, 2025, 84% of our debt has fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants. See "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants" for a further discussion of our debt covenants.
•During 2025, we repaid in full certain of our debt (see note 8 to our consolidated financial statements and "Item 7. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our debt transactions)
•Significant cash flows from operations
◦Net cash provided by operating activities was $3.1 billion for the year ended December 31, 2025.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•2023 and 2024 Restructuring Plans
◦There were no restructuring charges in 2025 relating to either the 2023 Restructuring Plan or the 2024 Restructuring Plan. See note 17 to our consolidated financial statements for further discussion of the 2023 Restructuring Plan and 2024 Restructuring Plan.
Common Stock Dividend
During the first quarter of the year ended 2025, we paid a common stock dividend of $1.565 per share and during each of the following three quarters, we paid a common stock dividend of $1.0625 per share, totaling approximately $2.1 billion. We have updated our capital allocation framework to focus more on free cash flow generation and financial flexibility, which primarily drove our decision to reduce our dividend in the second quarter of 2025. As we grow cash flows, we expect to increase our dividend per share. Whether dividends are to be declared and the amount and timing thereof remain subject to the discretion of our board of directors. See note 11 to our consolidated financial statements.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•In January 2026, we delivered a notice of default and termination to DISH relating to our Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreements. As a result of the termination, we assert in the notice that DISH owes us all remaining payments under the agreements, which total in excess of $3.5 billion. Our 2026 Outlook does not include any revenues from DISH.

•We expect a year over year reduction in site rental revenues related to (1) approximately $220 million from the aforementioned DISH termination, and (2) a decline in long-term deferred revenue amortization.
•In February 2026, we initiated a restructuring plan ("2026 Restructuring Plan") as part of our efforts to enhance the efficiency and effectiveness of our tower business.
◦We expect to realize approximately $65 million annualized run-rate savings in operating costs, of which approximately $55 million will be realized in 2026 due to timing. The remaining savings of approximately $10 million will be realized in 2027. We expect to incur aggregate restructuring charges of approximately $30 million in 2026 as a result of the 2026 Restructuring Plan, most of which we expect to incur in the first and second quarters of 2026. See "Item 1A. Risk Factors" for a discussion of risks related to our restructuring activities.
•Following the closure of the Strategic Fiber Transaction, which is expected to occur in the first half of 2026, we expect to use the proceeds from the sale to repurchase approximately $1 billion of shares and approximately $7 billion of debt.
◦As a result of the expected $7 billion repayment of debt, our 2026 interest expense is expected to decrease.
•Notwithstanding the plan to sell our Fiber Business, we expect to continue to invest a significant amount of our available capital in the form of discretionary capital expenditures in the Fiber Business until the closing of the Strategic Fiber Transaction.

Results of Operations
The following discussion of our results of operations for 2025 compared to 2024 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2024 compared to 2023 that is not included in this 2025 Form 10-K, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025.
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements). See "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) Adjusted Site Rental Gross Margin and (2) Adjusted Services and Other Gross Margin, including their respective definitions and (3) Adjusted EBITDA, including its definition and a reconciliation to net income (loss).
Highlights of our results of operations for 2025, 2024 and 2023 are depicted below:

	Years Ended December 31,			Percent Change
(In millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Site rental revenues:	$4,049	$4,268	$4,313	(5)%	(1)%
Income (loss) from continuing operations	1,103	1,162	1,237	(5)%	(6)%
Net income (loss)	444	(3,903)	1,502	111%	(360)%
Adjusted EBITDA(a)	2,863	3,035	3,084	(6)%	(2)%
Adjusted Site Rental Gross Margin(a)	3,076	3,307	3,370	(7)%	(2)%
Adjusted Services and Other Gross Margin(a)	107	91	127	18%	(28)%

(a)See reconciliations of these non-GAAP financial measures to net income (loss) and definitions included in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP.

2025 and 2024
Total site rental revenues for 2025 decreased by $219 million, or 5%, from 2024. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars; components may not sum to totals due to rounding)

$4,268
$118
$96
$(231)
$5
$(147)
$(61)
$4,049
2024 Site Rental Revenues
Plus: Core Leasing Activity(a)
Plus: Cash Escalations
Less: Non-renewals(b)
Plus: Other Billings
Less: Change in Impact from Straight-Line Accounting
Less: Change in Prepaid Rent Amortization
2025 Site Rental Revenues

(a)Represents site rental revenues growth from tenant additions across our entire portfolio and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Includes $204 million of non-renewals associated with the T-Mobile and Sprint network consolidation.
Site rental revenues and Adjusted Site Rental Gross Margin for 2025 were $4.0 billion and $3.1 billion, respectively, compared to $4.3 billion and $3.3 billion, respectively, for 2024. The decrease of $219 million and $231 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, was primarily due to higher non-renewals of $204 million as a result of the T-Mobile and Sprint network consolidation, as well as a decrease in prepaid rent amortization of $61 million, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $107 million for 2025 and increased by $16 million from $91 million from 2024, which is a reflection of the volume and mix of services and other offerings. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for 2025 were $383 million and decreased by $52 million, or 12%, from $435 million from 2024. The decrease in selling, general and administrative expenses was related to a decrease in legal and consulting expense, primarily related to our recent proxy contest in 2024, and a decrease in employee- and facility-related costs as a result of our aforementioned restructuring activities of the 2023 and 2024 Restructuring Plans.
Depreciation, amortization and accretion was approximately $690 million for 2025 and decreased by $46 million, or 6%, from 2024. This decrease predominately resulted from certain fixed assets and site rental contracts and tenant relationships intangible assets becoming fully depreciated or amortized, respectively.
There were no restructuring charges recorded in connection with the 2023 and 2024 Restructuring Plans during 2025 compared to $70 million recorded during 2024. The actions associated with the 2023 and 2024 Restructuring Plans were substantially completed and the related charges were recorded by December 31, 2024. See note 17 to our consolidated financial statements for further discussion of our 2023 and 2024 Restructuring Plans.
Interest expense and amortization of deferred financing costs, net was $972 million for 2025 and increased by $40 million, or 4%, from $932 million during 2024. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, including those presented within discontinued operations. See note 8 to our consolidated financial statements, "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt and interest rate exposure.
The provision for income taxes for 2025 and 2024 were $16 million and $18 million, respectively. For both 2025 and 2024, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See "Item 1. Business—REIT Status," "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 10 to our consolidated financial statements.
Income (loss) from continuing operations was $1.1 billion during 2025 compared to $1.2 billion during 2024. The decrease was related to the previously-mentioned decreases in site rental revenues, the previously-mentioned increases in interest expense and amortization of deferred financing costs, net, while being partially offset by a decrease in restructuring charges, depreciation, amortization and accretion expense and selling, general, and administrative expenses.
Income (loss) from discontinuing operations before gain (loss) from disposal, net of tax, was $916 million during 2025 compared to $(5,065) million during 2024. The increase was primarily driven by the absence of a $106 million asset write-down charge and $5.0 billion goodwill impairment charge, both of which occurred in 2024. In addition, there was a decrease in depreciation, amortization and accretion related to the ceasing of depreciation and amortization of the Fiber Business long-lived assets classified as "held for sale."
Gain (loss) from disposal of discontinued operations was $(1.6) billion during 2025. The loss was primarily related to the classification during the first quarter of 2025 of the Fiber Business as "held for sale" and the additional investment in the Fiber Business during the remainder of 2025. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell.
Net income (loss) was $444 million during 2025 compared to $(3,903) million during 2024. The increase was primarily due to the change in income (loss) from discontinued operations, net of tax of $4.4 billion, primarily due to the absence of the previously mentioned $5.0 billion goodwill impairment charge recorded in 2024.
Adjusted EBITDA decreased by $172 million, or 6%, from 2024 to 2025, reflecting the previously mentioned decreases in site rental revenue, partially offset by previously mentioned decreases in selling, general, and administrative expenses and increase in Adjusted Services and Other Gross Margin.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and other towers tenants. As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing towers, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends and share repurchases, and (3) investing capital efficiently to grow cash flows. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for towers investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the growth in our per share results. See "Item 1. Business—Strategy" for a further discussion of our strategy.
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. These investments include the acquisition of land interests, making improvements, structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. We have recently spent, and expect to continue to spend, a significant percentage of our discretionary investments on the construction of small cells and fiber until the closing of the sale of the Fiber Business. See note 3 to our consolidated financial statements and "Item 7. MD&A—General Overview" for further discussion of the pending sale of the Fiber Business. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our 2016 Revolver, issuances under our CP Program, debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program or any similar successor program.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. Additionally, we expect to maintain an investment grade credit profile. As of December 31, 2025, our contractual debt maturities over the next 12 months consist of (1) Commercial Paper Notes, of which we had $1.9 billion outstanding as of February 19, 2026, (2) the 4.450%, 3.700%, and 1.050% senior unsecured notes due February, June and July 2026, respectively ("4.450% Senior Notes", "3.700% Senior Notes", and "1.050% Senior Notes") and (3) principal payments on certain outstanding debt. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See "Item 1. Business—REIT Status," "Item 7. MD&A—General Overview" and note 10 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2025. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and note 8 to our consolidated financial statements for additional information regarding our debt as well as note 11 to our consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$274
Undrawn 2016 Revolver availability(b)	6,015
Total debt and other obligations (current and non-current)	24,337
Total deficit	(1,635)

(a)Inclusive of $5 million included within "Other assets, net" on our consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility. At any point in time, we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 8 to our consolidated financial statements.
As of December 31, 2025, over the next 12 months:
•Following the closure of the Strategic Fiber Transaction, which is expected to occur in the first half of 2026, we expect to use the proceeds from the sale to repurchase approximately $1 billion of shares and repay approximately $7 billion of debt. Future share repurchases are subject to the discretion and approval of our board of directors.
◦Upon closure, we do not expect that the absence of cash flows from the Fiber Business will have an adverse impact on our liquidity position. While the Fiber Business generated cash inflows from operating activities, such cash inflows were generally offset by cash used for investing activities due to significant discretionary capital expenditures. As a result, the Fiber Business did not historically provide net liquidity to our Company.

•In addition to the aforementioned proceeds from the sale, our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2016 Revolver, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program or any similar successor program. Our liquidity uses are expected to include (1) maturing debt obligations of $4.7 billion (consisting of Commercial Paper Notes, the 4.450% Senior Notes, the 3.700% Senior Notes, the 1.050% Senior Notes and principal payments on certain outstanding debt), (2) additional debt paydowns using the proceeds from the sale discussed above, (3) share repurchases as discussed above, (4) common stock dividend payments, subject to declaration by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend"), and (5) capital expenditures.
•Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 8 to our consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flows Information

	Years Ended December 31,
(In millions of dollars)	2025	2024	2023
Operating activities	$3,057	$2,943	$3,126
Investing activities	(1,158)	(1,220)	(1,519)
Financing activities	(1,886)	(1,708)	(1,654)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	13	15	(47)
Effect of exchange rate changes on cash	—	(1)	1
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$13	$14	$(46)
Operating Activities
The increase in net cash provided by operating activities of $114 million from 2024 to 2025 was driven by a $52 million increase in net cash provided by continuing operations and $62 million increase in net cash provided by discontinued operations. The $52 million increase in net cash provided by continuing operations is due primarily to a net increase from changes in working capital partially offset by the aforementioned decrease in Adjusted Site Rental Gross Margin. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
The increase of $62 million in net cash provided by discontinued operations is due primarily to increased operating profit of our Fiber Business and a net increase from changes in working capital.
Investing Activities
Net cash used for investing activities for 2025 decreased by $62 million from 2024, driven by a $3 million increase in net cash used for investing by continuing operations and $65 million decrease in net cash used for discontinuing operations.
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
A summary of our capital expenditures for continuing operations for the last three years is as follows:

	For the Years Ended
	December 31,
(In millions of dollars)	2025	2024	2023
Discretionary:
Tower improvements and other capital projects(a)	$72	$84	$146
Purchases of land interests	77	58	64
Sustaining	33	34	33
Total	$182	$176	$243

(a)Includes $7 million, $12 million and $32 million of capital expenditures incurred during the years ended December 31, 2025, 2024 and 2023, respectively, in connection with tenant installations and upgrades on our towers.
The $65 million reduction in discretionary capital expenditures for our discontinued operations during 2025 compared to the same period in 2024 was primarily related to the higher return thresholds on new growth opportunities as a result of the review of the Fiber Business completed in the second quarter of 2024. The discretionary capital expenditures for our continuing operations were relatively stable as tower investments related to tenant activity were offset by an increase in land purchases under our towers.
Financing Activities
We seek to allocate cash generated by our operations in a manner that will enhance long-term stockholder value, which may include various financing activities such as (in no particular order): (1) paying dividends on our common stock, subject to declaration by our board of directors, (2) purchasing our common stock or (3) purchasing, repaying, or redeeming our debt. See "Item 7. MD&A—General Overview—Common Stock Dividend," "Item 7. MD&A—Liquidity and Capital Resources—Overview" and notes 8 and 11 to our consolidated financial statements.
In 2025, our financing activities predominately related to the following:
•paying an aggregate of $2.1 billion in dividends on our common stock;
•repaying in full the previously outstanding Tower Revenue Notes, Series 2015-2 on the anticipated repayment date in May 2025;
•repaying in full the previously outstanding 1.350% senior unsecured notes on the contractual maturity date in July 2025; and
•net borrowings under our revolving credit facility and net issuances under our commercial paper program, which collectively were used for general corporate purposes.
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
Incurrence, Purchases and Repayments of Debt. See note 8 to our consolidated financial statements, "Item 7. MD&A—General Overview" and "Item 7. MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock. See note 11 to our consolidated financial statements for further information regarding our common stock as well as dividends declared and paid.

ATM Program. We previously maintained a 2021 ATM Program through which we had the right to issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. In March 2024, we terminated the formerly outstanding 2021 ATM Program with the entire gross sales price of $750 million remaining unsold.
In March 2024, we established the 2024 ATM Program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million. Sales under the 2024 ATM Program, or any similar successor program, may be made by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2024 ATM Program, or any similar successor program, for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2024 ATM Program. See also note 11 to our consolidated financial statements. As of February 19, 2026, we had $750 million of gross sales of common stock availability remaining on our 2024 ATM Program.
Credit Facility. See note 8 to our consolidated financial statements for further information regarding our 2016 Credit Facility. As of February 19, 2026, we had an outstanding balance under our 2016 Revolver of $1.8 billion and maintained $5.2 billion in undrawn availability. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
Commercial Paper Program. See note 8 to our consolidated financial statements for further information regarding our CP Program. As of February 19, 2026, there was $1.9 billion outstanding under our CP Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2025. These material cash requirements relate primarily to our outstanding borrowings or lease obligations for land interests under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnote (b)). The debt and interest payments on debt below do not consider the aforementioned expected use of proceeds from the closure of the Strategic Fiber Transaction.

(In millions of dollars)	Years Ending December 31,
Material Cash Requirements	2026	2027	2028	2029	2030	Thereafter	Totals
Debt and other long-term obligations(a)	$4,714	$4,199	$2,634	$2,479	$772	$9,669	$24,467
Interest payments on debt and other long-term obligations(b)(c)	905	865	765	651	562	5,360	9,108
Lease obligations(d)	521	523	526	527	524	5,108	7,729
Total material cash requirements	$6,140	$5,587	$3,925	$3,657	$1,858	$20,137	$41,304

(a)The impact of principal payments that will commence following the anticipated repayment date of our Tower Revenue Notes, Series 2018-2 is not considered. The Tower Revenue Notes, Series 2018-2 has a principal amount of $750 million, with an anticipated repayment date in 2028. See note 8 to our consolidated financial statements for our definition of and additional information regarding the 2018 Tower Revenue Notes.
(b)If the Tower Revenue Notes, Series 2018-2 are not repaid in full by the anticipated repayment date, the interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the Tower Revenue Notes, Series 2018-2) of the issuers of the Tower Revenue Notes, Series 2018-2. The Tower Revenue Notes, Series 2018-2 are presented based on their contractual maturity date in 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment date but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2. The full year 2025 Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2 was approximately $1.0 billion. We currently expect to refinance or repay these notes on or prior to the anticipated repayment date.
(c)Includes the unused commitment fees on our 2016 Credit Facility. Interest payments on the variable rate debt are based on estimated rates currently in effect. See note 8 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our interest rate risk.
(d)Amounts relate primarily to lease obligations for the land on which our towers are located and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for operating leases (such as payments based on revenues derived from the tower located on the leased asset) as such arrangements are excluded from our operating lease liability. See note 14 to our consolidated financial statements for further discussion of our operating lease obligations. See also the table below summarizing remaining terms to expiration.

The following chart summarizes our rights to the land interests under our towers, including renewal terms exercisable at our option, as of December 31, 2025. As of December 31, 2025, the leases for land interests under our towers had an average remaining life of approximately 35 years, weighted based on towers Adjusted Site Rental Gross Margin. See "Item 1A. Risk Factors" for a discussion of retaining the rights to land under our towers.

(a)Inclusive of land owned through fee interests and perpetual easements.
(b)For the three months ended December 31, 2025, without consideration of the term of the tenant contract.
Debt Covenants
Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See note 8 to our consolidated financial statements for further discussion of our debt covenants. See also "Item 1A. Risk Factors" for a discussion of compliance with our debt covenants. The following are ratios applicable to the financial maintenance covenants under the 2016 Credit Agreement as of December 31, 2025.

Borrower / Issuer	Financial Maintenance Covenant(a)(b)	Covenant Level Requirement	As of December 31, 2025
CCI	Total Net Leverage Ratio	≤ 6.50x	5.9x
CCI	Total Senior Secured Leverage Ratio	≤ 3.50x	0.2x
CCI	Consolidated Interest Coverage Ratio(c)	N/A	N/A

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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. The critical accounting policies and estimates for 2025 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.
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
Operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. When calculating straight-line ground lease expense, we consider all fixed elements of contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
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
Revenue Recognition. 95% of our total revenue for 2025 consisted of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract, generally between five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the consolidated balance sheet. Amounts to which we have an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the consolidated balance sheet.
As part of our effort to provide comprehensive tower solutions, as an ancillary business, we also offer certain services, which represented 5% of our total revenues for 2025. For the periods presented, such services and other revenues consisted predominately of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) installation services. See note 17 to our consolidated financial statements for a discussion of the 2023 Restructuring Plan, which included discontinuing installation services as a towers product offering. Our services generally have a duration of one year or less. Upon contract commencement, we assess our services to tenants and identify performance obligations for each promise to provide a distinct service.
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
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. A substantial portion of our property and equipment represents the cost of our towers, the majority of which is depreciated with an estimated useful life equal to the shorter of 20 years or the term of the underlying ground lease (where applicable and including optional renewals).
The useful lives of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful lives of site rental contracts and tenant relationships intangible assets are limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and the site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental contracts and tenant relationships intangible assets are valued based upon the fair value of the site rental contracts and tenant relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, site rental contracts and tenant relationships intangible assets are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.
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
We first pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view towers as portfolios and towers in a given portfolio and its related tenant contracts are not largely independent of the other towers in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of towers, (2) the interdependencies of tower portfolios, and (3) the manner in which towers are traded in the marketplace. The vast majority of our site rental contracts and tenant relationships intangible assets and property and equipment are pooled into the U.S. owned tower group. Secondly, and separately, we pool the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and tenant relationships intangible assets to the underlying contracts and related tenant relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our towers or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our towers or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant.
If the sum of the associated estimated future cash flows (undiscounted) from an asset group is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our towers and (2) estimates regarding tenant cancellations and renewals of tenant contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
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
Accounting for Goodwill—Impairment Evaluation. Management tests goodwill for impairment at least annually or whenever events or circumstances indicate the carrying amount may not be recoverable. The annual test begins with goodwill and all intangible assets being allocated to our single reporting unit which is the same as our single operating segment. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. See note 6 to our consolidated financial statements. We performed our most recent annual goodwill impairment test as of October 1, 2025, which resulted in no impairment.
Deferred Income Taxes. We operate as a REIT for U.S. federal income tax purposes. Our REIT taxable income is generally not subject to federal and state income taxes as a result of the deduction for dividends paid and any usage of our remaining NOLs. Accordingly, the only provision or benefit for federal income taxes for the year ended December 31, 2025 relates to TRSs. Furthermore, as a result of the deduction for dividends paid, some or all of our NOLs related to our REIT may expire without utilization. See "Item 1. Business—REIT Status" for a discussion of the impact of our REIT status.
Our TRSs will continue to be subject, as applicable, to federal and state income taxes and foreign taxes in the jurisdictions in which such assets and operations are located. Our foreign assets and operations (including our tower operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. Our ability to utilize our NOLs is dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. Our federal and state NOLs are valued at a tax rate of 0% for deferred income tax purposes due to our REIT status. Additionally, our foreign NOLs are offset by a valuation allowance. As such, a change to market conditions that impacts our ability to generate sufficient future taxable income to utilize our NOLs would not require us to record an additional valuation allowance. For a further discussion of our benefit (provision) for income taxes, see "Item 7. MD&A—Results of Operations" and note 10 to our consolidated financial statements.

Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the financial results we present that have been prepared in accordance with generally accepted accounting principles ("GAAP"), we also provide information about three non-GAAP financial measures: Adjusted Site Rental Gross Margin, Adjusted Services and Other Gross Margin and Adjusted EBITDA..
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

	Years Ended December 31,
(In millions of dollars; components may not sum to totals due to rounding)	2025	2024	2023
Net income (loss)	$444	$(3,903)	$1,502
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(215)	(192)	$(421)
Services and other costs of operations	113	107	304
Selling, general and administrative expenses	383	435	502
Asset write-down charges	11	11	9
Acquisition and integration costs	—	—	1
Depreciation, amortization and accretion	690	736	787
Restructuring charges	—	70	73
Amortization of prepaid lease purchase price adjustments	15	16	16
Interest expense and amortization of deferred financing costs, net	972	932	849
Interest income	(13)	(20)	(15)
Other (income) expense	(3)	26	5
(Benefit) provision for income taxes	16	18	21
Stock-based compensation expense, net recorded in site rental costs of operations	4	4	3
(Income) loss from discontinued operations, net of tax	659	5,065	(265)
Adjusted Site Rental Gross Margin	$3,076	$3,307	$3,370

	Years Ended December 31,
(In millions of dollars; components may not sum to totals due to rounding)	2025	2024	2023
Net income (loss)	$444	$(3,903)	$1,502
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(4,049)	(4,268)	(4,313)
Site rental costs of operations	992	983	961
Selling, general and administrative expenses	383	435	502
Asset write-down charges	11	11	9
Acquisition and integration costs	—	—	1
Depreciation, amortization and accretion	690	736	787
Restructuring charges	—	70	73
Interest expense and amortization of deferred financing costs, net	972	932	849
Interest income	(13)	(20)	(15)
Other (income) expense	(3)	26	5
(Benefit) provision for income taxes	16	18	21
Stock-based compensation expense, net recorded in services and other costs of operations	5	6	10
(Income) loss from discontinued operations, net of tax	659	5,065	(265)
Adjusted Services and Other Gross Margin	$107	$91	$127

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
ii.in the evaluation pricing of new projects and new tenant agreements; and
iii.for planning purposes, including preparation of our annual operating budget.

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
We use Adjusted EBITDA, which is a non-GAAP financial measure, as an indicator of consolidated financial performance. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector or other REITs, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP and should be considered only as a supplement to net income (loss) computed in accordance with GAAP as a measure of our performance. There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). The reconciliation of Adjusted EBITDA to our net income (loss) is set forth below:

	Years Ended December 31,
(In millions of dollars; components may not sum to totals due to rounding)	2025	2024	2023
Net income (loss)	$444	$(3,903)	$1,502
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	11	11	9
Acquisition and integration costs	—	—	1
Depreciation, amortization and accretion	690	736	787
Restructuring charges	—	70	73
Amortization of prepaid lease purchase price adjustments	15	16	16
Interest expense and amortization of deferred financing costs, net	972	932	849
Interest income	(13)	(20)	(15)
Other (income) expense	(3)	26	5
(Benefit) provision for income taxes	16	18	21
Stock-based compensation expense, net	73	84	102
Net (gain) loss from disposal of discontinued operations, net of tax	659	5,065	(265)
Adjusted EBITDA(a)	$2,863	$3,035	$3,084

(a)The above reconciliation excludes the items included in our Adjusted EBITDA definition which are not applicable to the periods shown.
We believe Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance because:
•they are frequently used by our management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations;
•although specific definitions may vary, it is widely used by investors or other interested parties in evaluation of the tower sector and other REITs to measure financial performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets;
•we believe it helps investors and other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results; and
•they are similar to the measure of current financial performance generally used in our debt covenant calculations.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. As of December 31, 2025 and December 31, 2024 we had no interest rate swaps.
Interest Rate Risk
Our interest rate risk as of December 31, 2025 relates primarily to the impact of interest rate movements on the following:
•the potential refinancing of our $24.3 billion in existing debt, compared to $24.1 billion as of December 31, 2024;
•our $3.9 billion of floating rate debt, compared to $2.5 billion as of December 31, 2024, representing approximately 16% and 10% of total debt respectively; potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility and issuances under our CP Program.
See "Item 1a. Risk Factors" for a further discussion of risks stemming from interest rate increases.
Sensitivity Analysis. We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of December 31, 2025, we had $3.9 billion of floating rate debt. A hypothetical unfavorable fluctuation in market interest rates on our existing floating rate debt of 1/4 of a percentage point over a 12-month period would increase our interest expense by approximately $10 million.
Potential Future Borrowings of Incremental Debt. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.
Potential Refinancing of Existing Debt. Our contractual debt maturities over the next 12 months consist of Commercial Paper Notes that may be outstanding from time to time, the 4.450%, 3.700%, and 1.050% Senior Notes and principal payments on certain outstanding debt. See below for additional discussion as well as a tabular presentation of our scheduled contractual debt maturities as of December 31, 2025.

Future Principal Payments and Interest Rates
The following table provides information about our market risk related to changes in interest rates relating to the Company's continuing operations. The future principal payments and weighted-average interest rates are presented as of December 31, 2025. These debt maturities reflect final maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates of certain debt (see footnotes (b) and (d)). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See note 8 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2026		2027	2028	2029	2030	Thereafter	Total	Fair Value(a)
Fixed rate debt(b)	$2,693		$2,288	$2,634	$2,479	$772	$9,669	$20,535	$19,274
Average interest rate(b)(c)(d)	3.0%		3.5%	4.5%	4.6%	3.3%	3.7%	3.8%
Variable rate debt(e)	$2,021	(f)	$1,911	$—	$—	$—	$—	$3,932	$3,932
Average interest rate(e)	4.2%		4.3%	—%	—%	—%	—%	4.3%

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
(d)    If the Tower Revenue Notes, Series 2018-2 are not repaid in full by the anticipated repayment date, the interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the Tower Revenue Notes, Series 2018-2) of the issuers of the Tower Revenue Notes, Series 2018-2. The Tower Revenue Notes, Series 2018-2 are presented based on their contractual maturity date in 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment date but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2. The full year 2025 Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2 was approximately $1.0 billion. We currently expect to refinance or repay these notes on or prior to the anticipated repayment date.
(e)    Consists of our 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility"), which mature in 2027, and issuances under our CP Program. See note 8 to our consolidated financial statements for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability thresholds. Each annual period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Crown Castle Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Site Rental Revenues

As described in Note 2 to the consolidated financial statements, the Company generates site rental revenues from its core business by providing tenants with access to its towers via long-term tenant contracts in various forms, including lease, license and sublease agreements. Typically, providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract. The Company recognized $4,049 million in site rental revenues for the year ended December 31, 2025.

The principal considerations for our determination that performing procedures relating to revenue recognition for site rental revenues is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition for site rental revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for site rental revenues. These procedures also included, among others (i) testing management’s identification of the contractual terms by obtaining and inspecting tenant contracts and other relevant source documents on a test basis and (ii) testing the appropriateness of the amount of revenue recognized based on contractual terms on a test basis.

Discontinued Operations – Sale of the Fiber Business

As described in Notes 1 and 3 to the consolidated financial statements, on March 13, 2025, the Company signed an agreement to sell its fiber solutions and small cell businesses (“Fiber Business”). Under the agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. The Company recorded a loss from disposal of discontinued operations of $1.6 billion for the year ended December 31, 2025 related to the classification of the Fiber Business as “held for sale”, which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. As the sale represents a material strategic shift for the Company, the Fiber Business’ results and net assets are presented as discontinued operations and comparable prior periods have been recast to reflect this change.

The principal consideration for our determination that performing procedures relating to discontinued operations associated with the sale of the Fiber Business is a critical audit matter is a high degree of auditor effort in performing procedures related to management’s calculation of the loss from disposal of discontinued operations and the presentation of the Fiber Business as discontinued operations in the consolidated financial statements and related disclosures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of the loss from disposal of discontinued operations and the presentation of the Fiber Business as discontinued operations in the consolidated financial statements and related disclosures. These procedures also included, among others (i) reading the agreement; (ii) testing management’s calculation of the loss from disposal of discontinued operations; (iii) evaluating the presentation of amounts included in discontinued operations, which included agreeing such amounts to the Company’s historical accounting records; and (iv) evaluating the sufficiency of the disclosures in the consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 23, 2026
We have served as the Company’s auditor since 2011.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions of dollars, except par values)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$99	$100
Restricted cash and cash equivalents	170	170
Receivables, net of allowance of $9 and $9, respectively	172	129
Prepaid expenses	79	74
Current portion of deferred site rental receivables	167	164
Other current assets	23	24
Current assets of discontinued operations (note 3)	434	429
Total current assets	1,144	1,090
Deferred site rental receivables	2,288	2,279
Property and equipment, net	6,273	6,577
Operating lease right-of-use assets	5,473	5,600
Goodwill	5,127	5,127
Site rental contracts and tenant relationships, net	834	1,009
Other intangible assets, net	27	28
Other assets, net	61	58
Non-current assets of discontinued operations (note 3)	10,291	10,968
Total assets	$31,518	$32,736
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$71	$48
Accrued interest	235	244
Deferred revenues	192	141
Other accrued liabilities	168	167
Current maturities of debt and other obligations	2,783	603
Current portion of operating lease liabilities	268	264
Current liabilities of discontinued operations (note 3)	762	710
Total current liabilities	4,479	2,177
Debt and other long-term obligations	21,554	23,451
Operating lease liabilities	4,961	5,062
Other long-term liabilities	607	645
Non-current liabilities of discontinued operations (note 3)	1,552	1,534
Total liabilities	33,153	32,869
Commitments and contingencies (see note 13)
CCI stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: December 31, 2025—435 and December 31, 2024—435	4	4
Additional paid-in capital	18,527	18,393
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(20,161)	(18,525)
Total equity (deficit)	(1,635)	(133)
Total liabilities and equity (deficit)	$31,518	$32,736

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions of dollars, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net revenues:
Site rental	$4,049	$4,268	$4,313
Services and other	215	192	421
Net revenues	4,264	4,460	4,734
Operating expenses:
Costs of operations:(a)
Site rental	992	983	961
Services and other	113	107	304
Selling, general and administrative	383	435	502
Asset write-down charges	11	11	9
Acquisition and integration costs	—	—	1
Depreciation, amortization and accretion	690	736	787
Restructuring charges	—	70	73
Total operating expenses	2,189	2,342	2,637
Operating income (loss)	2,075	2,118	2,097
Interest expense and amortization of deferred financing costs, net	(972)	(932)	(849)
Interest income	13	20	15
Other income (expense)	3	(26)	(5)
Income (loss) from continuing operations before income taxes	1,119	1,180	1,258
Benefit (provision) for income taxes	(16)	(18)	(21)
Income (loss) from continuing operations	1,103	1,162	1,237
Discontinued operations (see note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	916	(5,065)	265
Gain (loss) from disposal of discontinued operations	(1,575)	—	—
Income (loss) from discontinued operations, net of tax	(659)	(5,065)	265
Net income (loss)	$444	$(3,903)	$1,502
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	1
Total other comprehensive income (loss)	—	(1)	1
Comprehensive income (loss)	$444	$(3,904)	$1,503
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$2.53	$2.68	$2.85
Income (loss) from discontinued operations, basic	(1.51)	(11.66)	0.61
Net income (loss)—basic	$1.02	$(8.98)	$3.46
Income (loss) from continuing operations, diluted	$2.52	$2.68	$2.85
Income (loss) from discontinued operations, diluted	(1.51)	(11.66)	0.61
Net income (loss)—diluted	$1.01	$(8.98)	$3.46
Weighted-average common shares outstanding:
Basic	435	434	434
Diluted	437	434	434

(a)Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net Income (loss)	$444	$(3,903)	$1,502
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(916)	5,065	(265)
(Gain) loss from disposal of discontinued operations	1,575	—	—
Income (loss) from continuing operations	1,103	1,162	1,237
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	690	736	787
Amortization of deferred financing costs and other non-cash interest	32	32	29
Stock-based compensation expense, net	73	84	102
Asset write-down charges	11	11	9
Deferred income tax (benefit) provision	—	4	9
Restructuring charges, non-cash	—	10	7
Other non-cash adjustments, net	(4)	23	8
Net cash provided by (used for) operating activities from discontinued operations	1,185	1,123	1,192
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(9)	25	36
Increase (decrease) in accounts payable	17	(19)	(9)
Increase (decrease) in other liabilities	(55)	(170)	(182)
Decrease (increase) in receivables	3	35	152
Decrease (increase) in other assets	11	(113)	(251)
Net cash provided by (used for) operating activities	3,057	2,943	3,126
Cash flows from investing activities:
Capital expenditures	(182)	(176)	(243)
Payments for acquisitions, net of cash acquired	—	(8)	(96)
Other investing activities, net	4	9	5
Net cash provided by (used for) investing activities from discontinued operations	(980)	(1,045)	(1,185)
Net cash provided by (used for) investing activities	(1,158)	(1,220)	(1,519)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,244	3,843
Principal payments on debt and other long-term obligations	(118)	(99)	(79)
Purchases and redemptions of long-term debt	(1,200)	(750)	(750)
Borrowings under revolving credit facility	1,200	—	3,613
Payments under revolving credit facility	(255)	(670)	(4,248)
Net issuances (repayments) under commercial paper program	590	1,341	(1,241)
Payments for financing costs	—	(12)	(39)
Purchases of common stock	(23)	(33)	(30)
Dividends/distributions paid on common stock	(2,080)	(2,729)	(2,723)
Net cash provided by (used for) financing activities	(1,886)	(1,708)	(1,654)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	13	15	(47)
Effect of exchange rate changes on cash	—	(1)	1
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(a)	295	281	327
Cash and cash equivalents and restricted cash and cash equivalents at end of period(a)	$308	$295	$281

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 16.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings	Total
	Shares	($0.01 Par)
Balance, December 31, 2022	433	$4	$18,116	$(5)	$(10,666)	$7,449
Stock-based compensation related activity, net of forfeitures	1	—	184	—	—	184
Purchases and retirement of common stock	—	—	(30)	—	—	(30)
Other comprehensive income (loss)(a)	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	(2,725)	(2,725)
Net income (loss)	—	—	—	—	1,502	1,502
Balance, December 31, 2023	434	4	18,270	(4)	(11,889)	6,381
Stock-based compensation related activity, net of forfeitures	1	—	156	—	—	156
Purchases and retirement of common stock	—	—	(33)	—	—	(33)
Other comprehensive income (loss)(a)	—	—	—	(1)	—	(1)
Common stock dividends/distributions	—	—	—	—	(2,733)	(2,733)
Net income (loss)	—	—	—	—	(3,903)	(3,903)
Balance, December 31, 2024	435	4	18,393	(5)	(18,525)	(133)
Stock-based compensation related activity, net of forfeitures	—	—	157	—	—	157
Purchases and retirement of common stock	—	—	(23)	—	—	(23)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(2,080)	(2,080)
Net income (loss)	—	—	—	—	444	444
Balance, December 31, 2025	435	$4	$18,527	$(5)	$(20,161)	$(1,635)

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
The Company owns, operates and leases towers that are geographically dispersed throughout the U.S., including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. The Company's towers, small cells and fiber assets are collectively referred to herein as "communications infrastructure," and the Company's customers on its communications infrastructure are referred to herein as "tenants."
On March 13, 2025, the Company signed a definitive agreement (“Strategic Fiber Agreement”) to sell its Fiber segment, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cell business ("Strategic Fiber Transaction"). Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. The Company intends to use a significant portion of the proceeds from the sale to repay outstanding indebtedness. See note 8 to the Company''s consolidated financial statements for a discussion of the Company's indebtedness.
As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. The Company recorded a loss from disposal of discontinued operations of $1.6 billion for the year ended December 31, 2025 related to the classification of the Fiber Business as "held for sale", which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, we will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement. See note 3 to our consolidated financial statements for a further discussion of discontinued operations.
Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Unless otherwise noted, all activities and amounts reported in the following notes relate to the continuing operations of the Company and exclude activities and amounts related to discontinued operations. See notes 3 and 15 to the Company's consolidated financial statements for a discussion of discontinued operations and the Company's operating segment.
Approximately 55% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, and other agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint). The Company has the option to purchase these towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options. See notes 5 and 14.
As part of the Company's effort to provide comprehensive tower solutions, as an ancillary business, the Company also offers certain services. For the periods presented, such services predominately consisted of (1) site development services relating to existing or new tenant equipment installations, including: site acquisition, architectural and engineering, or zoning and permitting (collectively, "site development services") and (2) tenant equipment installation and subsequent augmentations (collectively, "installation services").
See note 17 to the Company's consolidated financial statements for a discussion of (1) the Company's July 2023 restructuring plan ("2023 Restructuring Plan"), which included discontinuing installation services as a towers product offering and (2) the Company's June 2024 restructuring plan ("2024 Restructuring Plan," and together with the 2023 Restructuring Plan, "2023 and 2024 Restructuring Plans").
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represents the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments and any other cash whose use is limited by contractual provisions. The restriction of rental cash receipts is a critical feature of certain of the Company's debt instruments due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate or personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs or (6) a portion of advance rents from tenants. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. See note 16 for a reconciliation of cash and cash equivalents and restricted cash and cash equivalents.
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
Right-of-use ("ROU") assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities" and "Operating lease liabilities" on the Company's consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
balance sheet, respectively. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such terms are recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the towers located on the leased asset, (2) the change in CPI or (3) the usage of the leased asset. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount and (2) recorded as expense in the period such contingencies are resolved.
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
Lessor. The Company's lessor arrangements primarily include tenant contracts for dedicated space on its towers. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned through fee interests and perpetual easements, which have no definite life. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation for the majority of towers is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (where applicable and including optional renewal periods). Additions and permanent improvements to the Company's towers are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and comprehensive income (loss) and were $12 million, $7 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Asset Retirement Obligations
Pursuant to its ground lease agreements, the Company records obligations to perform asset retirement activities, including requirements to remove towers or remediate the space on which certain of its towers are located. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. Management tests goodwill for impairment at least annually or whenever events or circumstances indicate the carrying amount may not be recoverable. The annual test begins with goodwill and all intangible assets being allocated to the Company's single reporting unit, which is the same as its single operating segment. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If the Company concludes it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of the reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed its most recent annual goodwill impairment test during the fourth quarter of 2025, which resulted in no impairment. See note 6 to the Company's consolidated financial statements.
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
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful lives of site rental contracts and tenant relationships intangible assets are limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and the site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental contracts and tenant relationships intangible assets are valued based upon the fair value of the site rental contracts and tenant relationships, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, site rental contracts and tenant relationships intangible assets are amortized over a period not to exceed 20 years.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of site rental contracts and tenant relationships intangible assets. First, the Company pools site rental contracts and tenant relationships intangible assets with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company pools the site rental contracts and tenant relationships by significant tenant or by tenant grouping for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
individually insignificant tenants, as appropriate. If the sum of the associated estimated future cash flows (undiscounted) from an asset is less than its carrying amount, an impairment loss may be recognized. Measurement of an impairment loss would be based on the fair value of the asset.
Deferred Financing Costs
Third-party costs incurred to obtain financing, with the exception of costs incurred related to revolving lines of credit, are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "Debt and other long-term obligations" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs, net" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the related debt liability. Third party costs incurred to obtain financing through a revolving line of credit are deferred and are included in "Other assets, net" on the Company's consolidated balance sheet and are amortized using the effective interest yield methodology to "Interest expense and amortization of deferred financing costs, net" on the Company's consolidated statement of operations and comprehensive income (loss) over the term of the 2016 Credit Agreement (as defined in note 8).
Revenue Recognition
The Company generates site rental revenues from its core business by providing tenants with access, including space or capacity, to its towers via long-term tenant contracts in various forms, including lease, license and sublease agreements. Typically, providing such access over the length of the tenant contract term represents the Company’s sole performance obligation under its tenant contracts.
Site Rental Revenues. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges between five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's consolidated balance sheet.
Services and Other Revenues. As part of the Company’s effort to provide comprehensive tower solutions, as an ancillary business, the Company offers certain services. For the periods presented, such services predominately consisted of (1) pre-construction site development services and (2) installation services. See note 17 to the Company's consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a Towers product offering. Upon contract commencement, the Company assesses its services to tenants and identifies performance obligations for each promise to provide a distinct service.
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
Additional Information on Revenues. As of January 1, 2025 and December 31, 2025, $430 million and $437 million of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2025, approximately $121 million of the January 1, 2025 unrecognized revenues balance was recognized as revenues. As of January 1, 2024, $623 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's consolidated balance sheet. During the year ended December 31, 2024, approximately $185 million of the January 1, 2024 unrecognized revenues balance was recognized as revenues.
See note 4 for further discussion regarding the Company’s revenues.
Costs of Operations
Approximately 75% of the Company's site rental costs of operations expenses consist of towers ground lease expenses, and the remainder includes employee compensation and related benefit costs, property taxes, repairs and maintenance expenses, and utilities. Generally, the ground leases for land are specific to each site and are for an initial term of between five to 15 years and are renewable for pre-determined periods. The Company also enters into ground leases, such as term easements, in which it prepays the entire term in advance.
Ground lease are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, semi-annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such terms are recognized on a straight-line basis. When calculating straight-line ground lease expense, the Company considers all fixed elements of contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's liability related to straight-line expense is included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
Services and other costs of operations predominately consist of third-party service providers such as contractors and professional services firms and, to a lesser extent, internal labor costs, associated with the Company's site development and installation services. See note 17 to the Company's consolidated financial statements for a discussion of the Company's July 2023 restructuring plan, which included discontinuing installation services as a product offering. The Company's costs incurred prior to the satisfaction of associated performance obligations of $13 million and $14 million as of December 31, 2025 and 2024, respectively, are included in "Other current assets" on the Company's consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Valuation. The fair value of RSUs without market conditions is determined based on the number of shares relating to such RSUs and the quoted price of the Company's common stock at the date of grant. The Company estimates the fair value of RSUs with market and performance conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of RSUs with market conditions on the date of grant is affected by its common stock price as well as assumptions regarding a number of highly complex or subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.
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

	Years Ended December 31,
	2025	2024	2023
Interest expense on debt obligations	$956	$920	$835
Amortization of deferred financing costs and adjustments on long-term debt	31	32	29
Capitalized interest	(15)	(20)	(15)
Total	$972	$932	$849
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
Further, we classify the balances and results related to a disposal in discontinued operations if all of the following criteria are met: (1) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the company, (2) the disposal group meets the criteria to be classified as held for sale and (3) the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. For businesses classified as discontinued operations, the associated balances included in the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations on the consolidated statement of operations and comprehensive income (loss), respectively, for all periods presented. The gains or losses associated with the discontinued operation are also recorded in discontinued operations on the consolidated statement of operations and comprehensive income (loss). See notes 1 and 3 to the Company's consolidated financial statements for a discussion of the Company's discontinued operations.

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
Additionally, the Company has included in TRSs certain other assets and operations. Those TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes or to foreign taxes in the jurisdictions in which such assets and operations are located. The Company's foreign assets and operations (including its operations in Puerto Rico) are subject to foreign income taxes in the jurisdictions in which such assets and operations are located, regardless of whether they are included in a TRS or not. For certain acquisitions by the REIT, the Company will be subject to a federal corporate level tax rate (currently 21%) on any gain recognized from the sale of assets occurring within a specified period (generally 5 years) after the transfer date up to the amount of the built in gain that existed on the transfer date, which is based upon the fair market value of those assets in excess of the Company's tax basis on the transfer date. This gain can be offset by any remaining federal net operating loss carryforwards ("NOLs").
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
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 31, 2025 and 2024, the Company has not recorded any material penalties related to its income tax positions. See note 10.
Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2025, 2024 and 2023, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of RSUs as determined under the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
A reconciliation of the numerators and denominators of the basic and diluted per share computations is shown in the table below.

	Years Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations	$1,103	$1,162	$1,237

Income (loss) from discontinued operations, net of tax	(659)	(5,065)	265

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	435	434	434
Effect of assumed dilution from potential issuance of common shares relating to RSUs	2	—	—
Diluted weighted-average number of common shares outstanding	437	434	434

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$2.53	$2.68	$2.85
Income (loss) from discontinued operations, basic	(1.51)	(11.66)	0.61
Net income (loss)—basic	$1.02	$(8.98)	$3.46

Income (loss) from continuing operations, diluted	$2.52	$2.68	$2.85
Income (loss) from discontinued operations, diluted	(1.51)	(11.66)	0.61
Net income (loss)—diluted	$1.01	$(8.98)	$3.46

Dividends/distributions declared per share of common stock	$4.75	$6.26	$6.26
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
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2024 in the Company's valuation techniques used to measure fair values. See note 9 for a further discussion of fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standard Board ("FASB") issued new guidance, which became effective starting with the Company's 2025 Form 10-K, that enhances the transparency and decision usefulness of income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid disclosures. The Company adopted the guidance as of the effective date (i.e. for fiscal years beginning after December 15, 2024). The Company adopted the new income tax disclosure guidance using a retrospective approach for each prior reporting period presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements but resulted in expanded disclosure, primarily within its income tax footnote. See note 10 to the Company's consolidated financial statements.
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
3.Discontinued Operations
In January 2024, the Company's board of directors established a Fiber Review Committee to oversee and direct the review of strategic and operational alternatives that were available to the Company with respect to its Fiber Business. The operational review concluded in June 2024 and resulted in a restructuring plan that management initiated in June 2024 ("2024 Restructuring Plan"), while the strategic review concluded in March 2025 with the signing of the Strategic Fiber Agreement. See note 17 to the Company's consolidated financial statements for a discussion of the 2024 Restructuring Plan.
On March 13, 2025, management signed the Strategic Fiber Agreement to sell the Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cells business. Under the Strategic Fiber Agreement, the Company will receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. As such, the Fiber Business' results and net assets are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. The Company recorded a loss from disposal of discontinued operations of $1.6 billion for the year ended December 31, 2025 related to the classification of the Fiber Business as "held for sale", which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss is included in "Gain (loss) from disposal of discontinued operations" in the consolidated statement of operations and comprehensive income (loss). Due to the Company's REIT tax filing status, there is no tax benefit recognized related to the loss from disposal of the Fiber Business.
The Strategic Fiber Transaction is expected to close in the first half of 2026, subject to certain closing conditions and required government and regulatory approvals. Pending the closing of the Strategic Fiber Transaction, management will continue to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of December 31, 2025 and December 31, 2024 and results of operations related to discontinued operations for the years ended December 31, 2025, 2024, and 2023. See note 15 to our condensed consolidated financial statements for a discussion of our reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Receivables, net	$324	$349
Other current assets(a)	110	80
Total current assets	434	429
Property and equipment(b)	9,766	8,918
Other intangible assets, net(b)	1,706	1,744
Operating lease right-of-use assets and other assets, net(b)	326	306
Valuation allowance for assets held for sale(c)	(1,507)	—
Total assets	$10,725	$11,397
LIABILITIES
Current liabilities:
Accounts payable	$156	$144
Deferred revenues	355	336
Operating lease liabilities and other accrued liabilities	242	223
Current maturities of debt and other obligations	9	7
Total current liabilities	762	710
Debt and other long-term obligations	20	20
Operating lease liabilities	168	173
Deferred revenue and other long-term liabilities	1,364	1,341
Total liabilities	$2,314	$2,244

	Twelve Months Ended December 31,
	2025	2024	2023
Net revenues	$2,173	$2,110	$2,247
Operating expenses(b)	1,250	2,211	1,976
Goodwill impairment charges	—	4,958	—
Income (loss) from discontinued operations before income taxes	923	(5,059)	271
Benefit (provision) for income taxes	(7)	(6)	(6)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	$916	$(5,065)	$265

(a)As of December 31, 2025 and December 31, 2024, inclusive of $34 million and $20 million, respectively, in cash and cash equivalents and restricted cash and cash equivalents.
(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of long-lived assets included in discontinued operations.
(c)In addition to the loss recorded in conjunction with the valuation allowance for assets held for sale, there was $68 million included in "Gain (loss) from disposal of discontinued operations" on the Company's consolidated statement of operations and comprehensive income (loss) for the twelve months ended December 31, 2025, related to selling costs that were incurred during the respective period ended December 31, 2025.

4.Revenues
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2025. As of December 31, 2025, the weighted-average remaining term of tenant contracts was approximately six years, exclusive of renewals exercisable at the tenant's option.

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Contracted amounts(a)(b)	$3,777	$3,810	$3,668	$2,961	$2,778	$6,661	$23,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

(a)Excludes amounts related to services, as those contracts generally have a duration of one year or less.
(b)Excludes approximately $3.5 billion due from DISH Wireless L.L.C ("DISH") following the notice of default and termination of the DISH Master Lease Agreement and underlying agreements delivered on January 12, 2026. See note 18 for further information.
See notes 2 and 14 for further discussion regarding the Company's lessor arrangements and note 15 for further information regarding the Company's single operating segment.
5.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	As of December 31,
		2025	2024
Land(a)	—	$2,633	$2,534
Buildings	40 years	182	182
Tower assets	1-20 years	13,654	13,538
Information technology assets and other	2-7 years	511	622
Construction in process	—	134	118
Total gross property and equipment		17,114	16,994
Less: accumulated depreciation		(10,841)	(10,417)
Total property and equipment, net		$6,273	$6,577

(a)Includes land owned through fee interests and perpetual easements.
For the years ended December 31, 2025, 2024, and 2023 depreciation expense was $488 million, $515 million, and $519 million, respectively.
22% of the Company's towers are leased or subleased or operated and managed under a master lease or other related agreements with AT&T. The Company has the option to purchase the leased and subleased towers from AT&T at the end of the respective lease or sublease terms for aggregate option payments of approximately $4.2 billion, which payments, if such option is exercised, would be due between 2032 and 2048.
32% of the Company's towers are leased or subleased or operated and managed under master leases, subleases, or other agreements with T-Mobile (including those which T-Mobile assumed in its merger with Sprint). In 2037, the Company has the option to purchase all (but not less than all) of approximately half of such leased and subleased towers from T-Mobile for approximately $2.3 billion. The Company has the option to purchase the remainder of such towers from T-Mobile at the end of the respective terms for aggregate option payments of approximately $2.0 billion, which payments, if such option is exercised, would be due between 2035 and 2049. In addition, another 1% of the Company's towers under master leases, subleases, or other agreements with T-Mobile are subject to a lease and sublease or other related arrangements with AT&T. The Company has the option to purchase these towers from AT&T at the end of their respective lease terms for aggregate option payments of up to approximately $373 million as of December 31, 2025, which payments, if such option is exercised, would be due prior to 2032 (less than $5 million would be due before 2029).
See note 14 for further discussion of finance leases recorded as "Property and equipment, net" on the Company's consolidated balance sheet.
6.Goodwill and Intangible Assets
Goodwill

The carrying value of goodwill was $5.1 billion as of December 31, 2025 and 2024. There were no additions during the years ended December 31, 2025 and 2024.
Intangible Assets
The following is a summary of the Company's intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$4,590	$(3,756)	$834	$4,589	$(3,580)	$1,009
Other intangible assets	56	(29)	27	56	(28)	28
Total	$4,646	$(3,785)	$861	$4,645	$(3,608)	$1,037
Amortization expense related to intangible assets is classified as "Depreciation, amortization and accretion" on the Company's consolidated statement of operations and comprehensive income (loss) and was $177 million, $198 million, and $247 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2026 to 2030 is as follows:

	Years Ending December 31,
	2026	2027	2028	2029	2030
Estimated annual amortization	$172	$89	$85	$84	$84

7.Other Liabilities
Other long-term liabilities
The following is a summary of the components of "Other long-term liabilities" as presented on the Company's consolidated balance sheet. See also note 2.

	As of December 31,
	2025	2024
Deferred rental revenues	$245	$289
Asset retirement obligation	322	301
Deferred income tax liabilities	31	31
Other long-term liabilities	9	24
Total	$607	$645
Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove its tower or remediate the space on which its tower is located. The changes in the carrying amount of the Company's asset retirement obligations were as follows:

	Years Ending December 31,
	2025	2024
Balance, January 1	$301	$278
Additions	—	1
Accretion expense	25	23
Settlements	(4)	(1)
Balance, December 31	$322	$301
Other accrued liabilities
Other accrued liabilities included accrued payroll and other accrued compensation of $72 million and $58 million as of December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
8.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of December 31, 2025.

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31,				Stated Interest Rate as of December 31,
					2025		2024		2025	(a)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		26		32		9.0%
Tower Revenue Notes, Series 2015-2	May 2015		May 2045		—	(b)	700		3.7%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	748		747		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	258	(e)	272	(e)	Various	(d)
Total secured debt					1,032		1,751
2016 Revolver	Jan. 2016		July 2027		945	(f)	—		5.4%	(g)
2016 Term Loan A	Jan. 2016		July 2027		1,056		1,117		5.0%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	1,931		1,341		4.2%
1.350% Senior Notes	June 2020		July 2025		—	(i)	499		1.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		900		899		4.5%
3.700% Senior Notes	May 2016		June 2026		750		749		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		999		997		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		499		498		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		748		746		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		998		997		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		996		993		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		997		996		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		596		595		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		597		596		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		744		742		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		545		544		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		547		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		743		742		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,094		1,093		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		993		991		2.1%
2.500% Senior Notes	June 2021		July 2031		745		744		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		744		743		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		743		742		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		690		689		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,236		1,235		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		491		490		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		891		3.3%
Total unsecured debt					23,305		22,303
Total debt and other obligations					24,337		24,054
Less: current maturities of debt and other obligations					2,783		603
Non-current portion of debt and other long-term obligations					$21,554		$23,451

(a)Represents the weighted-average stated interest rate, as applicable.
(b)In May 2025, the Company paid in full the previously outstanding Tower Revenue Notes, Series 2015-2 on the anticipated repayment date.
(c)If the Tower Revenue Notes, Series 2018-2 are not paid in full on or prior to an applicable anticipated repayment date, then Excess Cash Flow (as defined in the indenture governing the terms of such notes) of the issuers of such notes will be used to repay principal of the Tower Revenue Notes, Series 2018-2, and additional interest (of an additional approximately 5% per annum) will accrue. As of December 31, 2025, the Tower Revenue Notes, Series 2018-2 have principal amounts of $750 million, with an anticipated repayment date in 2028.
(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(e)For the years ended December 31, 2025 and December 31, 2024, reflects $5 million and $8 million, respectively, in finance lease obligations (primarily related to vehicles).
(f)As of December 31, 2025, the undrawn availability under the senior unsecured revolving credit facility ("2016 Revolver") was $6.0 billion.
(g)Both the 2016 Revolver and senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See further discussion below regarding potential adjustments to such percentages.
(h)The maturities of the Commercial Paper Notes, as defined below, when outstanding, may vary but may not exceed 397 days from the date of issue. There were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months.
(i)In July 2025, the Company repaid in full the 1.350% Senior Notes on the contractual maturity date.
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
In June 2021, the Company entered into an amendment to the 2016 Credit Agreement that provided for, among other things, (1) the extension of the maturity date of the 2016 Credit Facility to June 2026, (2) reductions to the interest rate spread ("Spread") and unused commitment fee ("Commitment Fee") percentage upon meeting specified annual sustainability targets ("Targets") and increases to the Spread and Commitment Fee percentage upon the failure to meet specified annual sustainability thresholds ("Thresholds") and (3) the inclusion of "hardwired" LIBOR transition provisions consistent with those published by the Alternative Reference Rate Committee. The Spread and Commitment Fee are subject to an upward adjustment of up to 0.05% and 0.01%, respectively, if the Company fails to achieve the Thresholds. The Spread and Commitment Fee are subject to a downward adjustment of up to 0.05% and 0.01%, respectively, if the Company achieves the Targets. In January of the years 2022 through 2026, the Company submitted the required documentation and received confirmation from its administrative agent that all Targets were met as of the respective prior fiscal year ends, and, as such, the Spread and Commitment Fee percentage reductions were applied in January 2022 and maintained for 2023, 2024, 2025 and 2026.
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
In March 2022, the Company increased the size of the CP Program to permit the issuance of Commercial Paper Notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. As of December 31, 2025, the Company had net issuances of $1.9 billion under the CP Program.
Securitized Debt
The 2015 and 2018 Tower Revenue Notes (collectively, "Tower Revenue Notes") and the Secured Notes, Series 2009-1, Class A-2 ("2009 Securitized Notes") (collectively, "Securitized Debt") are obligations of special purpose entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned, indirect subsidiaries of CCI. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The 2015 Tower Revenue Notes and 2018 Tower Revenue Notes (each as defined below) are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date.
In May 2015, the Company issued $1.0 billion aggregate principal amount of Senior Secured Tower Revenue Notes ("2015 Tower Revenue Notes"), which were issued pursuant to the existing indenture and have similar terms and security as the Company's then outstanding Tower Revenue Notes. The 2015 Tower Revenue Notes originally consisted of (1) $300 million aggregate principal amount of 3.222% senior secured tower revenue notes with an anticipated repayment date of May 2022 and a final maturity date of May 2042 ("Series 2015-1 Notes") and (2) $700 million aggregate principal amount of 3.663% senior secured tower revenue notes with an anticipated repayment date of May 2025 and a final maturity date of May 2045 ("Series 2015-2 Notes"). The Company primarily used the net proceeds of the 2015 Tower Revenue Notes, together with proceeds received from the Company's sale of the formerly 77.6% owned subsidiary that operated towers in Australia ("CCAL"), to (1) repay $250 million aggregate principal amount of previously outstanding August 2010 Tower Revenue Notes, (2) repay all of the then outstanding WCP Secured Wireless Site Contracts Revenue Notes, Series 2010-1 ("WCP Securitized Notes"), (3) repay portions of outstanding borrowings under the 2012 Credit Facility and (4) pay related fees and expenses. In June 2021, the Company used a portion of the net proceeds from the 2.500% senior unsecured notes offering due July 2031 to repay in full the Series 2015-1 Notes. In May 2025, the Company paid in full the previously outstanding Tower Revenue Notes, Series 2015-2 on the anticipated repayment date.
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
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
security interest in substantially all of the applicable issuers' assignable personal property, (2) a pledge of the equity interests in each applicable issuer and (3) a security interest in the applicable issuers' leases with tenants to lease tower space (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2025, the Securitized Debt was collateralized with personal property and equipment with an aggregate net book value of approximately $610 million, exclusive of Crown Atlantic and Crown GT personal property and equipment.
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
Previously Outstanding Indebtedness
Bonds—Senior Notes. In July 2025, the Company repaid in full the previously outstanding 1.350% senior unsecured notes due July 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of December 31, 2025, which do not consider the principal payments that will commence following the anticipated repayment date on the Tower Revenue Notes, Series 2018-2. If the Tower Revenue Notes are not paid in full on or prior to their respective anticipated repayment dates, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,						Thereafter	Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2026		2027	2028	2029	2030
Scheduled principal payments and final maturities	$4,714	(a)	$4,199	$2,634	$2,479	$772	$9,669	$24,467	$(130)	$24,337

(a)Predominately consists of outstanding indebtedness under the CP Program and the 4.450%, 3.700%, and 1.050% senior unsecured notes due February, June, and July 2026, respectively.
Purchases and Redemptions of Long-Term Debt
The following is a summary of the purchases, payments and redemptions of long-term debt during the years ended December 31, 2025, 2024 and 2023.

	Principal Amount	Cash Paid(a)	Gains (losses)(b)
	Year Ended December 31, 2025
Towers Revenue Notes, Series 2015-2	700	700	—
1.350% Senior Unsecured Notes	500	500	—
Total	$1,200	$1,200	$—
	Year Ended December 31, 2024
3.200% Senior Unsecured Notes	750	750	—
Total	$750	$750	$—
	Year Ended December 31, 2023
3.150% Senior Unsecured Notes	$750	$750	$—
Total	$750	$750	$—

(a)Exclusive of accrued interest.
(b)Inclusive of the write-off of the respective deferred financing costs.
9.Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$99	$99	$100	$100
Restricted cash and cash equivalents, current and non-current	1	175	175	175	175
Liabilities:
Total debt and other obligations	2	24,337	23,206	24,054	22,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
10.Income Taxes
Income (loss) from continuing operations before income taxes by geographic area is summarized in the table below.

	Years Ended December 31,
	2025	2024	2023
Domestic	$1,097	$1,155	$1,229
Foreign(a)	22	25	29
Total	$1,119	$1,180	$1,258

(a)Inclusive of income (loss) before income taxes from Puerto Rico.
The benefit (provision) for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(3)	$(3)	$(3)
Foreign	(10)	(7)	(8)
State	(3)	(4)	(1)
Total current	(16)	(14)	(12)
Deferred:
Federal	—	—	—
Foreign	—	(4)	(9)
Total deferred	—	(4)	(9)
Total tax benefit (provision)	$(16)	$(18)	$(21)
The Company operates as a REIT for U.S. federal income tax purposes.
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Benefit (provision) for income taxes at statutory rate	$(235)	21.0%	$(248)	21.0%	$(264)	21.0%
Tax adjustment related to REIT operations	232	(20.7)%	246	(20.8)%	260	(20.7)%
Valuation allowances	—	—%	(1)	0.1%	—	—%
State tax (provision) benefit, net of federal(a)	(3)	0.3%	(4)	0.3%	(1)	0.1%
Foreign tax	(10)	0.9%	(11)	0.9%	(16)	1.3%
Total	$(16)	1.4%	$(18)	1.5%	$(21)	1.6%

(a)State taxes in Texas make up the majority (greater than 50%) of the tax effect in this category.
The components of income taxes paid (refunded) from continuing operations are as follows:

	December 31,
	2025	2024	2023
Federal	$4	$3	$3
State
Texas	2	2	2
New Jersey	—	—	(2)
Other States	1	1	—
Puerto Rico	8	4	10
Total Income taxes paid (refunded)	$15	$10	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The components of the net deferred income tax assets and liabilities from continuing operations are as follows:

	December 31,
	2025	2024
Deferred income tax liabilities:
Property and equipment	$11	$12
Deferred site rental receivables	8	7
Site rental contracts and tenant relationships, net	30	30
Total deferred income tax liabilities	49	49
Deferred income tax assets:
Other intangible assets, net	29	29
Net operating loss carryforwards(a)	1	1
Straight-line rent expense liability	5	5
Accrued liabilities	5	5
Other	5	6
Valuation allowances	(3)	(3)
Total deferred income tax assets, net	42	43
Net deferred income tax assets (liabilities)	$(7)	$(6)

(a)Balance results from the Company's foreign NOLs. Due to the Company's REIT status, no federal or state NOLs result in the Company recording a deferred income tax asset. See further discussion surrounding the Company's NOL balances below.
The domestic and foreign components of the net deferred income tax assets (liabilities) from continuing operations are as follows:

	December 31, 2025			December 31, 2024
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$26	$(2)	$24	$27	$(2)	$25
State	—	—	—	—	—	—
Foreign	(30)	(1)	(31)	(30)	(1)	(31)
Total	$(4)	$(3)	$(7)	$(3)	$(3)	$(6)
The Company recorded valuation allowances totaling $3 million as of both December 31, 2025 and 2024 related to certain deferred tax assets as management believes that it is not "more likely than not" that the Company will realize the assets.
At December 31, 2025, the Company had U.S. federal and state NOLs of approximately $1.4 billion and $0.4 billion, respectively, which are available to offset future taxable income. These amounts include approximately $237 million of losses related to stock-based compensation. As footnoted above, the Company’s federal and state NOLs are valued at a tax rate of 0% for deferred income tax purposes due to the Company’s REIT status. As a result, any expirations of these NOLs will not have any impact on the Company’s consolidated balance sheet or the consolidated statement of operations and comprehensive income (loss). The Company also has foreign NOLs of $3 million. During 2025, $127 million of the Company's US federal NOLs and $42 million of its state NOLs expired. If not utilized, the Company's remaining U.S. federal NOLs expire from 2026 to 2036, the remaining state NOLs expire from 2026 to 2044, and the foreign NOLs expire from 2028 to 2036. The federal NOLs potentially expiring in 2026 are $74 million, and the state NOLs potentially expiring in 2026 are $65 million. The utilization of the NOLs is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable NOLs have been used or expired.
As of December 31, 2025, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. At this time, the Company is not subject to an Internal Revenue Service examination.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. The Company has no uncertain tax positions as of December 31, 2025. Additionally, the Company does not believe any such additional assessments arising from examinations or audits will have a material effect on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
The Company's deferred tax assets and liabilities are netted by jurisdiction. As of December 31, 2025, the Company's net deferred tax assets are included in "Other assets, net" and the Company's net deferred tax liabilities are included in "Other long-term liabilities" on the Company's consolidated balance sheet.
11.Equity
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
During the year ended December 31, 2025, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 26, 2025	March 14, 2025	March 31, 2025	$1.5650	$686
Common Stock	May 21, 2025	June 13, 2025	June 30, 2025	$1.0625	$460
Common Stock	August 6, 2025	September 15, 2025	September 30, 2025	$1.0625	$469
Common Stock	November 5, 2025	December 15, 2025	December 31, 2025	$1.0625	$465

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
Tax Treatment of Dividends
The following table summarizes, for income tax purposes, the nature of dividends paid during 2025 on the Company's common stock.

Equity Type	Payment Date	Cash Distribution (per share)	Ordinary Taxable Dividend (per share)	Qualified Taxable Dividend (per share)(a)	Section 199A Dividend (per share)	Non-Taxable Distribution (per share)
Common Stock	March 31, 2025	$1.565000	$1.292363	$0.029189	$1.263174	$0.272637
Common Stock	June 30, 2025	$1.062500	$0.877403	$0.019817	$0.857586	$0.185097
Common Stock	September 30, 2025	$1.062500	$0.877403	$0.019817	$0.857586	$0.185097
Common Stock	December 31, 2025	$1.062500	$0.877403	$0.019817	$0.857586	$0.185097

(a)Qualified taxable dividend and section 199A dividend amounts are included in ordinary taxable dividend amounts.
Purchases of the Company's Common Stock
During the years ended December 31, 2025, 2024 and 2023, the Company purchased 0.3 million, 0.3 million and 0.2 million shares of its common stock, respectively, utilizing $23 million, $33 million and $30 million in cash, respectively. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
12.Stock-based Compensation
Stock Compensation Plans
Pursuant to stockholder approved plans, the Company may grant stock-based awards to certain employees, consultants or non-employee directors of the Company and its subsidiaries or affiliates. Following the stockholder approval of the 2022 Long-Term Incentive Plan ("2022 LTIP"), no further awards can be made under the 2013 Long-Term Incentive Plan ("2013 LTIP"). As of December 31, 2025, the Company had no shares available for issuance under existing awards, and approximately 0.1 million shares available for issuance under future awards pursuant to the 2013 LTIP and approximately 2.8 million and 11.0 million shares available for issuance under existing and future awards, respectively, pursuant to the 2022 LTIP.
Restricted Stock Units
The Company issues RSUs to certain executives and employees. Each RSU represents a contingent right to receive one share of the Company's common stock subject to satisfaction of the applicable vesting terms. The RSUs granted to certain executives and employees include (1) annual awards that contain only service-based conditions, (2) annual performance awards that vest subject to the achievement of certain performance-based metrics, (3) new hire, promotional or relocation awards that generally contain only service-based vesting conditions and (4) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Generally, such awards vest over periods of approximately three years.
The following is a summary of the RSU activity during the year ended December 31, 2025, inclusive of RSUs granted to executives and employees recorded within discontinued operations.

	RSUs	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at the beginning of year	3	$117.18
Granted	2	93.20
Vested	(1)	127.44
Forfeited	(1)	98.90
Outstanding at end of year	3	$103.51
The Company granted to its executives and certain other employees, including those recorded in its discontinued operations, approximately 1.6 million, 1.4 million, and 1.6 million RSUs for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2025, 2024 and 2023 was $93.20, $107.98 and $126.56 per share, respectively. The weighted-average requisite service period for the RSUs granted during 2025 was approximately 2.2 years.
Of the approximately 1.6 million RSUs granted during the year ended December 31, 2025, (1) approximately 1.2 million RSUs were granted to the Company's executive and certain other employees and generally were subject to time-based vesting conditions, vesting over a three-year period and (2) approximately 0.4 million RSUs were granted to the Company's executives and certain other employees and may vest on the third anniversary of the grant date based upon certain performance and market based conditions as specified in the award agreements. Certain RSU agreements contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain market performance targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the RSUs with market conditions granted during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Risk-free rate	4.0%	4.4%	4.5%
Expected volatility	26.9%	26.7%	26.5%
Within the Company's continuing operations, the Company recognized aggregate stock-based compensation expense related to RSUs of $61 million, $72 million and $94 million for the years ended December 31, 2025, 2024 and 2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
respectively. The aggregate unrecognized compensation (net of estimated forfeitures) related to RSUs at December 31, 2025 is $49 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the RSUs vested, inclusive of RSUs vested for executives and employees recorded within discontinued operations, during the years ended December 31, 2025, 2024 and 2023.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In millions of shares)
2025	1	$77
2024	1	102
2023	1	92
Stock-based Compensation Expense, Net
The following table discloses the components of stock-based compensation expense, net for the Company's continuing operations.

	Years Ended December 31,
	2025	2024	2023
Stock-based compensation expense, net:
Site rental costs of operations	$4	$4	$3
Services and other costs of operations	5	6	10
Selling, general and administrative expenses	64	74	89
Total stock-based compensation expense, net	$73	$84	$102

The stock-based compensation expense, net for the Company's discontinued operations was $57 million, $47 million, and $55 million for the years ended December 31, 2025, 2024, and 2023, respectively.

13.Commitments and Contingencies
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
See note 14 for a discussion of operating lease commitments. In addition, as mentioned in note 5, the Company has the option to purchase approximately 55% of its towers at the end of their respective lease terms. The Company has no obligation to exercise such purchase options.
On January 12, 2026, the Company delivered a notice of default and termination to DISH relating to the Company's Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreement. See note 18 for additional discussion.
14.Leases
Lessor Tenant Leases
See note 4 for further information regarding the contractual amounts owed to the Company pursuant to tenant contracts in effect as of December 31, 2025 and other information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease expense(a)	$599	$594	$595
Variable lease expense(b)	147	158	159
Total lease expense	$746	$752	$754

(a)Represents the Company's operating lease expense related to its ROU assets.
(b)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the tower located on the leased asset). Such contingencies are recognized as expense in the period they are resolved.
Lessee Finance Leases
The vast majority of the Company's finance leases are related to the towers subject to prepaid master lease agreements with AT&T and T-Mobile (including those which T-Mobile assumed in its merger with Sprint), and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 5 for further discussion of the Company's prepaid master lease agreements.
The components of the Company's finance leases are as follows:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Master Prepaid Leases	$4,217	$(3,169)	$1,048	$4,234	$(3,007)	$1,227
Finance Leases	21	(15)	6	26	(21)	5
Total	$4,238	$(3,184)	$1,054	$4,260	$(3,028)	$1,232
For the year ended December 31, 2025, the Company recorded $185 million to "Depreciation, amortization and accretion" related to finance leases and recorded $184 million and $189 million in the years ended December 31, 2024 and December 31, 2023, respectively.
Other Lessee Information
As of December 31, 2025, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 15 years and 5.2%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2025:

	Years Ending December 31,					Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
	2026	2027	2028	2029	2030
Operating leases(a)	$521	$523	$526	$527	$524	$5,108	$7,729	$(2,500)	$5,229

(a)Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the tower located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.
15.Operating Segment and Concentrations of Credit Risk
Reportable Segment
The Fiber Business is predominately comprised of the assets that the Company previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented because the anticipated disposal represents a strategic shift that will have a material impact on the Company's operating results. See note 3 to the Company's consolidated financial statements for a discussion of discontinued operations. As such, the Company has recast results for all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in millions, except per share amounts)
periods presented under the discontinued operations basis of presentation. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company's President and Chief Executive Officer in such person's capacity as the chief operating decision maker ("CODM").
The Company provides its tenants with access, including space or capacity, to the Company's approximately 40,000 towers geographically dispersed throughout the U.S. The Company also offers site development services and previously offered installation services as an ancillary offering relating to its towers. See note 17 to the Company's consolidated financial statements for a discussion of the Company's 2023 Restructuring Plan, which included discontinuing installation services as a product offering.
The measurement of profit or loss primarily used by the CODM in making operating decisions, assessing financial performance, and allocating resources is net income (loss).
The following table sets forth the Company's results, including significant expenses not presented in the consolidated statement of operations comprehensive income (loss), for the years ended December 30, 2025, 2024, and 2023. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

	Year Ended December 31,
	2025	2024	2023
Net revenues	$4,264	$4,460	$4,734
Less:
Lease expense(a)	744	748	732
Employee compensation expense(b)	358	357	443
Other costs of operations expense(c)(d)	255	242	399
Other selling, general and administrative expenses(e)	131	178	193
Asset write-down charges	11	11	9
Acquisition and integration costs	—	—	1
Depreciation, amortization and accretion	690	736	787
Restructuring charges	—	70	73
Total operating expenses	2,189	2,342	2,637
Operating income	2,075	2,118	2,097
Interest expense and amortization of deferred financing costs, net	(972)	(932)	(849)
Interest income	13	20	15
Other income (expense)	3	(26)	(5)
Income (loss) from continuing operations before income taxes	1,119	1,180	1,258
Benefit (provision) for income taxes	(16)	(18)	(21)
Income (loss) from continuing operations	1,103	1,162	1,237
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	916	(5,065)	265
Gain (loss) from disposal of discontinued operations	(1,575)	—	—
Income (loss) from discontinued operations, net of tax	(659)	(5,065)	265
Net income (loss)	$444	$(3,903)	$1,502

(a)Includes lease expense included in "Cost of operations."
(b)$106 million, $99 million and $134 million are included in "Costs of operations" for year ended December 31, 2025, 2024, and 2023 respectively, and $252 million, $258 million, and $309 million are included in "Selling, general and administrative" for year ended December 31, 2025, 2024, and 2023 respectively, on the Company's consolidated statement of operations and comprehensive income (loss).
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

	Years Ended December 31,
	2025	2024	2023
T-Mobile	40%	42%	42%
AT&T	27%	25%	25%
Verizon Wireless	22%	21%	20%
Total	89%	88%	87%
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
On January 12, 2026, the Company delivered a notice of default and termination to DISH relating to the Company's Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreement. See note 18 for additional discussion.
16.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$519	$522	$526
Interest paid	965	895	800
Income taxes paid	15	10	13
Supplemental disclosure of non-cash investing and financing activities:
ROU assets recorded in exchange for operating lease liabilities	152	(5)	(9)
Increase (decrease) in accounts payable for purchases of property and equipment	4	(6)	(3)
Purchase of property and equipment under finance leases and installment land purchases	25	51	56

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

	Continuing Operations	Discontinued Operations	Total
	December 31, 2025
Cash and cash equivalents	$99	$33	$132
Restricted cash and cash equivalents, current	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$274	$34	$308

	December 31, 2024
Cash and cash equivalents	$100	$19	$119
Restricted cash and cash equivalents, current	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$275	$20	$295

	December 31, 2023
Cash and cash equivalents	$92	$13	$105
Restricted cash and cash equivalents, current	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$267	$14	$281
17.Restructuring
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
The 2023 Restructuring Plan included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office space consolidation, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2023 Restructuring Plan were substantially completed and related charges were recorded by June 30, 2024. The payments for the employee headcount reduction were substantially completed in 2024, while payments for the office space consolidation are expected to be completed in 2032. The following tables summarize the activities related to the 2023 Restructuring Plan for the years ended December 31, 2025, 2024, and 2023:

	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of December 31, 2022	$—	$—	$—
Charges (credits)	52	21	73
Payments	(39)	(4)	(43)
Non-cash items	(1)	(6)	(7)
Liability as of December 31, 2023	12	11	23
Charges (credits)	—	11	11
Payments	(10)	(13)	(23)
Non-cash items	—	(4)	(4)
Liability as of December 31, 2024	2	5	7
Charges (credits)	—	—	—
Payments	(2)	(3)	(5)
Non-cash items	—	—	—
Liability as of December 31, 2025	$—	$2	$2

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
The 2024 Restructuring Plan includes charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office closures, which includes remaining obligations under facility leases and non-cash charges for accelerated depreciation. The actions associated with the 2024 Restructuring Plan were substantially completed and the related charges were recorded by December 31, 2024. The payments were substantially completed for the employee headcount reduction in 2025, while the payments for office closures are expected to be completed 2033.
The following table summarizes the activities related to the 2024 Restructuring Plan for the years ended December 31, 2025 and 2024:

	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of December 31, 2023	$—	$—	$—
Charges (credits)	7	52	59
Payments	(9)	(9)	(18)
Non-cash items	4	(9)	(5)
Liability as of December 31, 2024	2	34	36
Charges (credits)	—	—	—
Payments	(2)	(20)	(22)
Non-cash items	—	—	—
Liability as of December 31, 2025	$—	$14	$14
The liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the consolidated statements of operations and comprehensive income (loss).
In February 2026, the Company initiated a restructuring plan ("2026 Restructuring Plan"). See note 18 for additional discussion.
18.Subsequent Events

DISH Wireless L.L.C. Termination
On January 12, 2026, the Company delivered a notice of default and termination to DISH relating to the Company's Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreement. As a result of the termination, the Company asserts in the notice that DISH is obligated to pay the Company all remaining payments owed under the agreements, which total in excess of $3.5 billion.
As of December 31, 2025, associated with our agreements with DISH, the Company had recorded on its consolidated balance sheet approximately $50 million within "Receivables, net" and approximately $150 million within "Deferred site rental receivables," partially offset by approximately $34 million recorded within "Deferred revenues" and "Other long-term liabilities." The Company expects the total net balance sheet impact of approximately $165 million will be ultimately recoverable, and accordingly no adjustments have been made to reserve such net amounts as of December 31, 2025. The Company does not intend to recognize additional revenue under these agreements pending further developments with respect to this matter.

2026 Restructuring Plan

On February 4, 2026, the Company initiated the 2026 Restructuring Plan as part of its efforts to enhance the efficiency and effectiveness of its tower business by reducing the Company's workforce recorded in continuing operations by approximately 20%. In connection with this action, the Company estimated incurring an aggregate of approximately

$30 million of related restructuring charges, most of which the Company expects to record in 2026, of which approximately $20 million relates to employee severance and other one-time termination benefits, and approximately $10 million relates to other headcount realignment actions, such as consolidating office space and downsizing certain information technology license-based contracts.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of the 2025 Form 10-K, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of the 2025 Form 10-K.
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

Item 9B.    Other Information
During the fiscal three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A

PART III
Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth under "Executive Compensation—Executive Officers," "Election of Directors—Nominees for Director," "Other Matters—Delinquent Section 16(a) Reports," if applicable, "Election of Directors—Board Committees" and "Other Matters—Available Information" in the 2026 Proxy Statement and is incorporated herein by reference.
We have adopted an Insider Trading Policy and procedures governing the purchase, sale or other disposition of our securities by directors, officers, employees, contingent workers, contractors and consultants, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this 2025 Form 10-K.
Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under "Executive Compensation," "Election of Directors—Board Compensation," "Election of Directors—Director Compensation Table for 2025" and "Election of Directors—Board Committees—Compensation Committee Interlocks and Insider Participation" in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth under "Other Matters—Beneficial Ownership of Common Stock" in the 2026 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2025:

Plan Category(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions of shares)	(In dollars per share)	(In millions of shares)
Equity compensation plans approved by security holders	—	$—	14 (b)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	14

(a)See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plan.
(b)Represents the 2013 Long-Term Incentive Plan ("2013 LTIP") and the 2022 Long-Term Incentive Plan ("2022 LTIP"). Of the shares remaining available for future issuance, there were no shares available for issuance pursuant to outstanding RSUs granted under the 2013 LTIP and approximately 2.8 million shares available for issuance pursuant to outstanding RSUs granted under the 2022 LTIP. Following the adoption of the 2022 LTIP, no further awards may be granted under the 2013 LTIP.
Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth under "Election of Directors—Certain Relationships and Related Transactions" and "Election of Directors—Board Independence" in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under "Ratification of Appointment of Independent Registered Public Accountants" in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 55.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023, which is located on page 104.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2025, 2024 and 2023, which is located on page 105.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2025 Form 10-K.
(a)(3) Exhibits:
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger by and between Crown Castle International Corp. and Crown Castle REIT Inc., dated September 19, 2014	8-K	001-16441	September 23, 2014	2.1
2.2	Agreement for the Sale and Purchase of the Shares of Crown Castle Australia Holdings Pty Ltd, dated May 14, 2015, by and among Crown Castle International Corp., Crown Castle Operating LLC, The Trust Company (Nominees) Limited, Todd International Investments Limited, Oceania Capital Limited, Birdsong Capital Limited, Baytown Investments Limited, Heritage PTC LLC, David Lloyd CCA Limited, Turri Finance Pty Ltd and Turri Bidco Pty Ltd	10-Q	001-16441	August 7, 2015	10.2
2.3	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Crown Castle Inc., dated May 21, 2025	8-K	001-16441	May 21, 2025	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
4.1	Indenture, dated as of June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communications Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	June 9, 2005	4.1
4.2	Indenture Supplement, dated December 1, 2023, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC and The Bank of New York Mellon (as successor to The Bank of New York, as successor to JPMorgan Chase Bank, N.A.), as trustee.	8-K	001-16441	December 1, 2023	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.3	Indenture Supplement, dated as of September 26, 2006, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2005-1	8-K	001-16441	September 29, 2006	10.1
4.4	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	December 5, 2006	4.1
4.5	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.1
4.6	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.2
4.7	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers	8-K	001-16441	January 20, 2010	4.3
4.8	Indenture Supplement, dated as of June 30, 2014, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, relating to the Senior Secured Tower Revenue Notes	8-K	001-16441	July 1, 2014	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.9	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-1	8-K	001-16441	May 21, 2015	4.1
4.10	Indenture Supplement, dated as of May 15, 2015, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2015-2	8-K	001-16441	May 21, 2015	4.2
4.11	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class C-2023	8-K	001-16441	July 16, 2018	4.1
4.12	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-2, Class C-2028	8-K	001-16441	July 16, 2018	4.2
4.13	Indenture Supplement, dated as of July 11, 2018, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication LLC, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers, relating to the Senior Secured Tower Revenue Notes, Series 2018-1, Class R-2028	8-K	001-16441	July 16, 2018	4.3
4.14	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes	8-K	001-16441	August 4, 2009	4.1
4.15	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, relating to Senior Secured Notes, Series 2009-1, Class A-2	8-K	001-16441	August 4, 2009	4.2
4.16	Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	April 15, 2014	4.1
4.17	Second Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.18	Third Supplemental Indenture dated December 15, 2014, between Crown Castle REIT Inc., Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	December 16, 2014	4.6
4.19	Fourth Supplemental Indenture dated February 8, 2016 between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.450% Senior Notes due 2026	8-K	001-16441	February 8, 2016	4.1
4.20	Fifth Supplemental Indenture dated May 6, 2016, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.700% Senior Notes due 2026	8-K	001-16441	May 6, 2016	4.1
4.21	Seventh Supplemental Indenture dated February 2, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.000% Senior Notes due 2027	8-K	001-16441	February 2, 2017	4.1
4.22	Eighth Supplemental Indenture dated May 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.750% Senior Notes due 2047	8-K	001-16441	May 1, 2017	4.1
4.23	Ninth Supplemental Indenture dated August 1, 2017, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.200% Senior Notes due 2024 and 3.650% Senior Notes due 2027	8-K	001-16441	August 1, 2017	4.1
4.24	Tenth Supplemental Indenture dated January 16, 2018, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated April 15, 2014, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.150% Senior Notes due 2023 and 3.800% Senior Notes due 2028	8-K	001-16441	January 17, 2018	4.1
4.25	Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-16441	February 11, 2019	4.1
4.26	First Supplemental Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.300% Senior Notes due 2029 and 5.200% Senior Notes due 2049	8-K	001-16441	February 11, 2019	4.2
4.27	Second Supplemental Indenture dated August 15, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.100% Senior Notes due 2029 and 4.000% Senior Notes due 2049	8-K	001-16441	August 15, 2019	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
4.28	Third Supplemental Indenture dated April 3, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 3.300% Senior Notes due 2030 and 4.150% Senior Notes due 2050	8-K	001-16441	April 3, 2020	4.1
4.29	Fourth Supplemental Indenture dated June 15, 2020, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.350% Senior Notes due 2025, 2.250% Senior Notes due 2031 and 3.250% Senior Notes due 2051	8-K	001-16441	June 15, 2020	4.1
4.30	Fifth Supplemental Indenture, dated February 16, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 1.050% Senior Notes due 2026, 2.100% Senior Notes due 2031 and 2.900% Senior Notes due 2041	8-K	001-16441	February 16, 2021	4.1
4.31	Sixth Supplemental Indenture dated June 29, 2021, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.500% Senior Notes due 2031	8-K	001-16441	June 29, 2021	4.1
4.32	Seventh Supplemental Indenture dated March 4, 2022, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 2.900% Senior Notes due 2027	8-K	001-16441	March 4, 2022	4.1
4.33	Eighth Supplemental Indenture dated January 11, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.00% Senior Notes due 2028	8-K	001-16441	January 11, 2023	4.1
4.34	Ninth Supplemental Indenture dated April 26, 2023, between the Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.800% Senior Notes due 2028 and 5.100% Senior Notes due 2033	8-K	001-16441	April 26, 2023	4.1
4.35	Tenth Supplemental Indenture dated December 6, 2023, between Crown Castle Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.600% Senior Notes due 2029 and 5.800% Senior Notes due 2034	8-K	001-16441	December 6, 2023	4.1
4.36	Eleventh Supplemental Indenture dated August 12, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated February 11, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.900% Senior Notes due 2029 and 5.200% Senior Notes due 2034	8-K	001-16441	August 12, 2024	4.1
4.37*	Description of the Company's Common Stock	—	—	—	—
10.1†	Form of Severance Agreement between Crown Castle International Corp. and each of Daniel K. Schlanger, Sunit S. Patel, Christopher D. Levendos, Catherine Piche, Edward B. Adams, Jr., and Edmond Chan	10-K	001-16441	February 22, 2016	10.47

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.2†	Severance Agreement between Crown Castle Inc. and Steven J. Moskowitz, effective April 11, 2024	10-K	001-16441	March 14, 2025	10.7
10.3†	Letter Agreement between Crown Castle Inc. and Daniel K. Schlanger, dated January 23, 2024	10-K	001-16441	February 23, 2024	10.8
10.4†	Interim President and CEO Agreement between Crown Castle Inc. and Daniel K. Schlanger	10-Q	001-16441	May 9, 2025	10.2
10.5†	Letter Agreement between Crown Castle Inc. and Christian H. Hillabrant, dated July 30, 2025	10-Q	001-16441	November 6, 2025	10.1
10.6†*	Severance Agreement between Crown Castle Inc. and Christian H. Hillabrant, effective September 15, 2025	—	—	—	—
10.7†	Crown Castle International Corp. 2013 Long-Term Incentive Plan	DEF 14A	001-16441	April 8, 2013	App. A
10.8†	First Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	10-Q	001-16441	August 4, 2016	10.1
10.9†	Amendment to Crown Castle International Corp. 2013 Long-Term Incentive Plan, as amended	8-K	001-16441	May 20, 2022	10.3
10.10†	Form of 2013 Long-Term Incentive Plan Restricted Stock Units Agreement (effective as of February 21, 2018)	8-K	001-16441	February 27, 2018	10.2
10.11†	Crown Castle International Corp. 2022 Long-Term Incentive Plan	DEF 14A	001-16441	April 4, 2022	App. A
10.12†	First Amendment to Crown Castle International Corp. 2022 Long-Term Incentive Plan	10-K	001-16441	February 24, 2023	10.11
10.13†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective May 19, 2022)	8-K	001-16441	May 20, 2022	10.2
10.14†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective August 1, 2022)	10-K	001-16441	February 24, 2023	10.13
10.15†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective January 1, 2024)	10-Q	001-16441	May 1, 2024	10.4
10.16†	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective February 26, 2025)	10-K	001-16441	March 14, 2025	10.18
10.17†	Amended and Restated Crown Castle Inc. Extended Service Separation Program (effective October 17, 2023)	10-K	001-16441	February 23, 2024	10.17
10.18†	Crown Castle Inc. 2025 EMT Annual Incentive Plan	8-K	001-16441	February 26, 2025	10.1
10.19	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company, LLC and Cellco Partnership	8-K	000-24737	April 12, 1999	99.6
10.20	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., the Transferring Entities (as defined therein), Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.1
10.21	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.	8-K	000-24737	June 9, 1999	99.3
10.22	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.7
10.23	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.	10-K	000-24737	March 30, 2000	2.8
10.24	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	June 9, 2005	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.25	Series 2005-1 Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners	8-K	001-16441	September 29, 2006	10.2
10.26	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners	8-K	001-16441	December 5, 2006	10.1
10.27	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC	8-K	001-16441	June 9, 2005	10.2
10.28
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
		8-K	001-16441	December 5, 2006	10.2
10.29	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee	8-K	001-16441	June 9, 2005	10.3
10.30	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.31	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.32	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.33	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.36	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners	8-K	001-16441	August 4, 2009	10.1
10.37	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager	8-K	001-16441	August 4, 2009	10.2
10.38	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee	8-K	001-16441	August 4, 2009	10.3
10.39	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.40
10.40	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC	10-K	001-16441	February 12, 2013	10.41
10.41	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.42
10.42	Management Agreement, dated as of November 30, 2012, by and among SunCom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., VoiceStream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, SunCom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC	10-K	001-16441	February 12, 2013	10.43
10.43	Master Agreement dated as of October 18, 2013, among AT&T Inc. and Crown Castle International Corp.	8-K	001-16441	October 21, 2013	10.1
10.44	Master Prepaid Lease, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Lessors party thereto	10-K	001-16441	February 24, 2014	10.49
10.45	MPL Site Master Lease Agreement, dated as of December 16, 2013, by and among CCATT LLC, AT&T Mobility LLC and the AT&T Collocators party thereto	10-K	001-16441	February 24, 2014	10.50
10.46	Sale Site Master Lease Agreement, dated as of December 16, 2013, by and among AT&T Mobility LLC, the AT&T Collocators party thereto and the Tower Operators party thereto	10-K	001-16441	February 24, 2014	10.51
10.47	Management Agreement, dated as of December 16, 2013, by and among CCATT LLC, the Sale Site Subsidiaries party thereto, the AT&T Newcos party thereto and the AT&T Contributors party thereto	10-K	001-16441	February 24, 2014	10.52
10.48	Credit Agreement dated as of January 21, 2016, among Crown Castle International Corp., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	January 22, 2016	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.49	Amendment No. 1 dated as of February 13, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	February 13, 2017	10.1
10.50	Amendment No. 2 dated as of August 29, 2017, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	August 29, 2017	10.1
10.51	Amendment No. 3 dated as of June 14, 2018, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 14, 2018	10.1
10.52	Amendment No. 4 dated as of March 20, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	March 20, 2019	10.1
10.53	Amendment No. 5 dated as of June 21, 2019, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 21, 2019	10.1
10.54	Amendment No. 6 dated as of June 18, 2021, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	June 22, 2021	10.1
10.55	Amendment No. 7 dated as of July 8, 2022, among Crown Castle International Corp., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement dated as of January 21, 2016, by and among Crown Castle International Corp., the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	July 8, 2022	10.1
10.56	Form of Dealer Agreement among Crown Castle International Corp. and the Dealer party thereto	8-K	001-16441	April 8, 2019	10.1
10.57	Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated December 19, 2023	8-K	001-16441	December 20, 2023	10.1
10.58	Amendment to Cooperation Agreement, between Crown Castle Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated March 3, 2024	8-K	001-16441	March 4, 2024	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.59	Form of Sales Agreement, dated March 20, 2024, between the Company and each of BofA Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BTIG, LLC, Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, TD Securities (USA) LLC and Truist Securities, Inc.	8-K	001-16441	March 20, 2024	1.1
19*	Insider Trading Policy	—	—	—	—
21*	Schedule of Subsidiaries of Crown Castle Inc.	—	—	—	—
23.1*	Consent of PricewaterhouseCoopers LLP	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
97†	Crown Castle Inc. Incentive Compensation Recovery Policy	10-K	001-16441	February 23, 2024	97
101*	The following financial statements from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan or arrangement.
Item 16.     Form 10-K Summary
N/A

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In millions of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses:
2025	$9	$4	$(4)	$9
2024	$8	$5	$(4)	$9
2023	$12	$4	$(8)	$8

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Balance at End of Year
Deferred Tax Valuation Allowance:
2025	$3	$—	$—	$3
2024	$2	$1	$—	$3
2023	$2	$—	$—	$2

CROWN CASTLE INC. AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(In millions of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Communications infrastructure(a)	$1,063	(b)	(c)	(c)	$31,586	$(15,604)	Various	Various	Up to 20 years

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
(c)The Company has omitted this information, as it would be impracticable to compile such information on an asset-by-asset basis.

	2025	2024	2023
Gross amount at beginning	$30,474	$29,383	$27,936
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions(a)	—	10	50
Communications infrastructure construction and improvements	1,008	1,063	1,254
Purchase of land interests	77	58	64
Sustaining capital expenditures	51	59	52
Other(b)	61	78	105
Total additions	1,197	1,268	1,525
Deductions during period:
Cost of real estate sold or disposed	(85)	(177)	(78)
Other	—	—	—
Total deductions	(85)	(177)	(78)
Balance at end	$31,586	$30,474	$29,383
Amounts related to discontinued operations	$15,054	$14,032	$13,099

(a)Includes acquisitions of communications infrastructure.
(b)Predominately relates to (1) the purchase of property and equipment under finance leases and installment land purchases, (2) asset retirement obligations and (3) capitalized stock-based compensation.

	2025	2024	2023
Gross amount of accumulated depreciation at beginning	$(15,049)	$(13,817)	$(12,649)
Additions during period:
Depreciation	(609)	(1,257)	(1,222)
Total additions	(609)	(1,257)	(1,222)
Deductions during period:
Amount for assets sold or disposed	49	22	38
Other	5	3	16
Total deductions	54	25	54
Balance at end	$(15,604)	$(15,049)	$(13,817)
Amounts related to discontinued operations	$(5,240)	$(5,093)	$(4,307)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2025 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2026.

CROWN CASTLE INC.

By:	/s/ SUNIT S. PATEL
Sunit S. Patel Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian H. Hillabrant and Edward B. Adams, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the 2025 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2025 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2025 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 23rd day of February, 2026.

Name	Title

/s/ CHRISTIAN H. HILLABRANT	President, Chief Executive Officer and Director
Christian H. Hillabrant	(Principal Executive Officer)

/s/ SUNIT S. PATEL	Executive Vice President and Chief Financial Officer
Sunit S. Patel	(Principal Financial Officer)

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

/s/ P. ROBERT BARTOLO	Chair of the Board of Directors
P. Robert Bartolo

/s/ JASON GENRICH	Director
Jason Genrich

/s/ ANDREA J. GOLDSMITH	Director
Andrea J. Goldsmith

/s/ TAMMY K. JONES	Director
Tammy K. Jones

/s/ KEVIN T. KABAT	Director
Kevin T. Kabat

/s/ ANTHONY J. MELONE	Director
Anthony J. Melone

/s/ KATHERINE MOTLAGH	Director
Katherine Motlagh

/s/ KEVIN A. STEPHENS	Director
Kevin A. Stephens

/s/ MATTHEW THORNTON III	Director
Matthew Thornton III