Form 10-Q
period 2026-03-31
CROWN CASTLE INC.
filed 2026-05-07
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at May 5, 2026: 436,451,983

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2026 outlook and plans, projections, expectations and estimates regarding (1) our strategy and the value of our business model, (2) demand for our towers, including factors driving such demand, (3) the growth potential of the U.S. market for towers, (4) demand for data and factors driving such demand, (5) tenants' investment to improve network quality and expand capacity, (6) our ability to service our debt and comply with debt covenants, (7) the level of commitment under our debt instruments, (8) our ability to remain qualified as a real estate investment trust ("REIT"), (9) site rental revenues, (10) sources and uses of liquidity, (11) impact from the DISH Terminations (as defined below), (12) drivers of cash flow growth, (13) dividends, (14) discretionary and sustaining capital expenditures, (15) non-renewals, (16) restructuring plans, including the timing and scope thereof, and the benefits, costs and charges associated therewith, (17) the sale of the Fiber Business (as defined below), including the use of proceeds therefrom, (18) our capital allocation framework, (19) potential land acquisitions under our towers and construction of new towers, (20) maintenance of an investment grade credit profile and (21) debt and share repurchases, including repurchase levels and amounts. Dividends remain subject to the approval of our board of directors, which has the discretion to determine whether to declare dividends and the amounts and timing of the dividends.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "our company," "the company" or "us" as used in this Form 10-Q refer to Crown Castle Inc. ("CCI") and its predecessor (organized in 1995), as applicable, each a Delaware corporation, and their subsidiaries. Additionally, unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2025 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$55	$99
Restricted cash and cash equivalents	167	170
Receivables, net	188	172
Prepaid expenses	80	79
Current portion of deferred site rental receivables	179	167
Other current assets	18	23
Current assets of discontinued operations (note 3)	567	434
Total current assets	1,254	1,144
Deferred site rental receivables	2,273	2,288
Property and equipment, net of accumulated depreciation of $10,961 and $10,841, respectively	6,220	6,273
Operating lease right-of-use assets	5,437	5,473
Goodwill	5,127	5,127
Site rental contracts and tenant relationships, net	790	834
Other intangible assets, net	27	27
Other assets, net	60	61
Non-current assets of discontinued operations (note 3)	10,203	10,291
Total assets	$31,391	$31,518

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66	$71
Accrued interest	156	235
Deferred revenues	194	192
Other accrued liabilities	127	168
Current maturities of debt and other obligations	3,148	2,783
Current portion of operating lease liabilities	258	268
Current liabilities of discontinued operations (note 3)	756	762
Total current liabilities	4,705	4,479
Debt and other long-term obligations	21,534	21,554
Operating lease liabilities	4,939	4,961
Other long-term liabilities	611	607
Non-current liabilities of discontinued operations (note 3)	1,522	1,552
Total liabilities	33,311	33,153
Commitments and contingencies (note 9)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; shares issued and outstanding: March 31, 2026—436 and December 31, 2025—435	4	4
Additional paid-in capital	18,557	18,527
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(20,476)	(20,161)
Total equity (deficit)	(1,920)	(1,635)
Total liabilities and equity (deficit)	$31,391	$31,518

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues:
Site rental	$961	$1,011
Services and other	49	50
Net revenues	1,010	1,061
Operating expenses:
Costs of operations:(a)
Site rental	240	240
Services and other	26	28
Selling, general and administrative	90	93
Asset write-down charges	3	2
Depreciation, amortization and accretion	172	177
Restructuring charges	14	—
Total operating expenses	545	540
Operating income (loss)	465	521
Interest expense and amortization of deferred financing costs, net	(242)	(236)
Interest income	3	3
Other income (expense)	(1)	1
Income (loss) from continuing operations before income taxes	225	289
Benefit (provision) for income taxes	(5)	(5)
Income (loss) from continuing operations	220	284
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	276	82
Gain (loss) from disposal of discontinued operations	(345)	(830)
Income (loss) from discontinued operations, net of tax	(69)	(748)
Net income (loss)	151	(464)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$151	$(464)
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.50	$0.65
Income (loss) from discontinued operations, basic	(0.16)	(1.72)
Net income (loss)—basic	$0.34	$(1.07)
Income (loss) from continuing operations, diluted	$0.50	$0.65
Income (loss) from discontinued operations, diluted	(0.16)	(1.72)
Net income (loss)—diluted	$0.34	$(1.07)
Weighted-average common shares outstanding:
Basic	436	435
Diluted	437	436

(a)Exclusive of depreciation, amortization and accretion, shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$151	$(464)
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(276)	(82)
(Gain) loss from disposal of discontinued operations	345	830
Income (loss) from continuing operations	220	284
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	172	177
Amortization of deferred financing costs and other non-cash interest	7	8
Stock-based compensation expense, net	18	18
Asset write-down charges	3	2
Deferred income tax (benefit) provision	1	1
Other non-cash adjustments, net	1	(1)
Net cash provided by (used for) operating activities from discontinued operations	213	270
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(79)	(82)
Increase (decrease) in accounts payable	1	(6)
Increase (decrease) in other liabilities	(48)	(21)
Decrease (increase) in receivables	(12)	6
Decrease (increase) in other assets	12	(15)
Net cash provided by (used for) operating activities	509	641
Cash flows from investing activities:
Capital expenditures	(57)	(40)
Other investing activities, net	—	2
Net cash provided by (used for) investing activities from discontinued operations	(256)	(217)
Net cash provided by (used for) investing activities	(313)	(255)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(32)	(28)
Purchases and redemptions of long-term debt	(900)	—
Borrowings under revolving credit facility	1,350	—
Payments under revolving credit facility	(60)	—
Net issuances (repayments) under commercial paper program	(39)	336
Purchases of common stock	(25)	(21)
Dividends/distributions paid on common stock	(473)	(690)
Net cash provided by (used for) financing activities	(179)	(403)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	17	(17)
Effect of exchange rate changes	—	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(a)	308	295
Cash and cash equivalents and restricted cash and cash equivalents at end of period(a)	$325	$278

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 12.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)				Total
Balance, December 31, 2025	435	$4	$18,527	$(5)	$(20,161)	$(1,635)
Stock-based compensation related activity, net of forfeitures	1	—	55	—	—	55
Purchases and retirement of common stock	—	—	(25)	—	—	(25)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(466)	(466)
Net income (loss)	—	—	—	—	151	151
Balance, March 31, 2026	436	$4	$18,557	$(5)	$(20,476)	$(1,920)

Balance, December 31, 2024	435	$4	$18,393	$(5)	$(18,525)	$(133)
Stock-based compensation related activity, net of forfeitures	—	—	51	—	—	51
Purchases and retirement of common stock	—	—	(21)	—	—	(21)
Other comprehensive income (loss)(a)	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	(686)	(686)
Net income (loss)	—	—	—	—	(464)	(464)
Balance, March 31, 2025	435	$4	$18,423	$(5)	$(19,675)	$(1,253)

(a)See the condensed consolidated statement of operations and other comprehensive income (loss) for the components of other comprehensive income (loss).

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)

1.General
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2025, and related notes thereto, included in the 2025 Form 10-K filed by Crown Castle Inc. ("CCI") with the SEC. Capitalized terms used but not defined in these notes to the condensed consolidated financial statements have the same meaning given to them in the 2025 Form 10-K. References to the "Company" refer to CCI and its predecessor, as applicable, and their subsidiaries, unless otherwise indicated or the context indicates otherwise. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive. Unless the context suggests otherwise, references to "U.S." are to the United States of America and Puerto Rico, collectively.
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
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell the small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cells business ("Strategic Fiber Transaction"). The Strategic Fiber Transaction was completed on May 1, 2026. The Company received aggregate cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process. See note 14 to our condensed consolidated financial statements for a further discussion of the completion of the Strategic Fiber Transaction.
As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented. Related to the classification of the Fiber Business as "held for sale", the Company recognized a loss from disposal of discontinued operations of $345 million and $830 million, inclusive of estimated transaction fees, for the three months ended March 31, 2026 and 2025, respectively. Through the completion of the Strategic Fiber Transaction on May 1, 2026, the Company continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement. See note 3 to our condensed consolidated financial statements for a further discussion of discontinued operations.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of March 31, 2026, the condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, and the condensed consolidated cash flows for the three months ended March 31, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2026, had a material impact on the Company's condensed consolidated financial statements.
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
In September 2025, the FASB issued new guidance to modernize the accounting for internal-use software to current development practices, clarify when to begin capitalizing costs and enhance disclosure requirements. The guidance will be effective for the Company's fiscal year ending December 31, 2028, and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the effect of the guidance, including the potential impact on its financial statement disclosures.
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
On March 13, 2025, management signed the Strategic Fiber Agreement to sell the Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cells business. Under the Strategic Fiber Agreement, the Company was to receive $8.5 billion in aggregate cash proceeds, subject to certain closing adjustments. As such, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented. Related to the classification of the Fiber Business as "held for sale", the Company recorded a loss from disposal of discontinued operations of $345 million and $830 million for the three months ended March 31, 2026 and 2025, respectively, which represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The additional loss recorded for the three months ended March 31, 2026, relates to ongoing investment in the Fiber Business during the period. The loss is included in "Gain (loss) from disposal of discontinued operations" in the condensed consolidated statement of operations and comprehensive income (loss). Due to the Company's REIT tax filing status, there is no tax benefit recognized related to the loss from disposal of the Fiber Business.
The Strategic Fiber Transaction was completed on May 1, 2026. See note 14. Through the completion of the Strategic Fiber Transaction, management continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented because the disposal represents a strategic shift that had a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of March 31, 2026, and December 31, 2025, and results of operations related to discontinued

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

operations for the three months ended March 31, 2026 and 2025. See note 11 to our condensed consolidated financial statements for a discussion of our reportable segment.

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Receivables, net	$376	$324
Other current assets(a)	191	110
Total current assets	567	434
Property and equipment(b)	10,011	9,766
Other intangible assets, net(b)	1,706	1,706
Operating lease right-of-use assets and other assets, net(b)	322	326
Valuation allowance for assets held for sale(c)	(1,836)	(1,507)
Total assets	$10,770	$10,725
LIABILITIES
Current liabilities:
Accounts payable	$141	$156
Deferred revenues	387	355
Operating lease liabilities and other accrued liabilities	219	242
Current maturities of debt and other obligations	9	9
Total current liabilities	756	762
Debt and other long-term obligations	19	20
Operating lease liabilities	155	168
Deferred revenue and other long-term liabilities	1,348	1,364
Total liabilities	$2,278	$2,314

	Three Months Ended March 31,
	2026	2025
Net revenues	$565	$532
Operating expenses(b)	287	448
Income (loss) from discontinued operations before income taxes	278	84
Benefit (provision) for income taxes	(2)	(2)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	$276	$82

(a)As of March 31, 2026, and December 31, 2025, inclusive of $98 million and $34 million, respectively, in cash and cash equivalents and restricted cash and cash equivalents.
(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of long-lived assets included in discontinued operations. For the three months ended March 31, 2025, the Company recorded $204 million of depreciation and amortization expense associated with the Fiber Business.
(c)In addition to the loss recorded in conjunction with the valuation allowance for assets held for sale, there were $16 million and $11 million included in "Gain (loss) from disposal of discontinued operations" on the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2026, and March 31, 2025, respectively, related to selling costs that were incurred during the respective period ended. The Company's valuation allowance for assets held for sale was $830 million as of March 31, 2025.

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
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges between five to 15 years for wireless tenants, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. Certain of the Company's tenant contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the Consumer Price Index), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are recorded within "Current portion of deferred site rental receivables" and "Deferred site rental receivables" on the Company's condensed consolidated balance sheet. Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within "Receivables, net" on the Company's condensed consolidated balance sheet.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Information on Revenues
As of both January 1, 2026, and March 31, 2026, $437 million of unrecognized revenues, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2026, approximately $32 million of the January 1, 2026, unrecognized revenues balance was recognized as revenues. As of January 1, 2025, $430 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the three months ended March 31, 2025, approximately $37 million of the January 1, 2025, unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of March 31, 2026.

	Nine Months Ending December 31,	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Contracted amounts(a)(b)	$2,888	$3,862	$3,719	$3,013	$2,831	$6,866	$23,179

(a)Excludes amounts related to services, as those contracts generally have a duration of one year or less.
(b)Excludes approximately $3.5 billion due from DISH Wireless L.L.C ("DISH") following the termination of the DISH Master Lease Agreement and underlying agreements delivered by the Company on January 12, 2026. See note 9 for further information.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of March 31, 2026.

	Original Issue Date		Final Maturity Date(a)		Balance as of March 31, 2026		Balance as of December 31, 2025		Stated Interest Rate as of March 31, 2026(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$24		$26		9.0%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	748		748		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	262	(e)	258	(e)	Various	(d)
Total secured debt					1,034		1,032
2016 Revolver	Jan. 2016		July 2027		2,235	(f)	945		4.9%	(g)
2016 Term Loan A	Jan. 2016		July 2027		1,041		1,056		4.7%	(g)
Commercial Paper Notes	Various	(h)	Various	(h)	1,892	(h)	1,931		4.3%
4.450% Senior Notes	Feb. 2016		Feb. 2026		—	(i)	900		4.5%
3.700% Senior Notes	May 2016		June 2026		750		750		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		999		999		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		499		499		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		748		748		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		999		998		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		996		996		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		998		997		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		597		596		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		597		597		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		745		744		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		545		545		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		548		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		744		743		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,094		1,094		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		993		993		2.1%
2.500% Senior Notes	June 2021		July 2031		745		745		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		744		744		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		744		743		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		690		690		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,236		1,236		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		396		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		346		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		491		491		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		891		891		3.3%
Total unsecured debt					23,648		23,305
Total debt and other obligations					24,682		24,337
Less: current maturities of debt and other obligations					3,148		2,783
Non-current portion of debt and other long-term obligations					$21,534		$21,554

(a)See the 2025 Form 10-K, including note 8 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2") is not paid in full on or prior to July 2028, the anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay the principal, and additional interest (of an approximately 5% per annum) will accrue on such notes. The Tower Revenue Notes, Series 2018-2 are prepayable at par if voluntarily repaid within eighteen months of the anticipated repayment date; earlier prepayment may require additional consideration.
(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(e)For the periods ended March 31, 2026, and December 31, 2025, reflects $4 million and $5 million, respectively, in finance lease obligations (primarily related to vehicles).
(f)As of March 31, 2026, the undrawn availability under the Company's senior unsecured revolving credit facility ("2016 Revolver") was $4.7 billion.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(g)Both the 2016 Revolver and the senior unsecured term loan A facility ("2016 Term Loan A" and, collectively, "2016 Credit Facility") bear interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread adjustment of 0.10% per annum and (ii) a credit spread ranging from 0.875% to 1.750% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.750% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.300%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2016 Revolver. See the 2025 Form 10-K, including note 8 to the consolidated financial statements, for information regarding potential adjustments to such percentages.
(h)The maturities of the short-term, unsecured commercial paper notes ("Commercial Paper Notes"), when outstanding, may vary but may not exceed 397 days from the date of issue; however, there were no Commercial Paper Notes issued or outstanding during the period that had original maturities greater than three months. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2016 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(i)In February 2026, the Company repaid in full the 4.450% Senior Notes on the contractual maturity date.

Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of March 31, 2026, which do not consider the principal payments that will commence following the anticipated repayment date on the Tower Revenue Notes, Series 2018-2.

	Nine Months Ending December 31,		Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2026		2027	2028	2029	2030	Thereafter
Scheduled principal payments and final maturities	$3,750	(a)	$5,490	$2,635	$2,480	$773	$9,677	$24,805	$(123)	$24,682

(a)Predominately consists of outstanding indebtedness under the CP Program as discussed in footnote (h) of the preceding table.

Purchases and Redemptions of Long-Term Debt
The following is a summary of purchases and redemptions of long-term debt during the three months ended March 31, 2026.

	Principal Amount	Cash Paid(a)	Gains (Losses)
4.450% Senior Notes	900	900	—
Total	$900	$900	$—

(a)Exclusive of accrued interest.
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense on debt obligations	$239	$233
Amortization of deferred financing costs and adjustments on long-term debt	7	8
Capitalized interest	(4)	(5)
Total	$242	$236
See note 14 for additional discussion of the Company's debt and other obligations following the completion of the Strategic Fiber Transaction.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.Fair Value Disclosures

	Level in Fair Value Hierarchy	March 31, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$55	$55	$99	$99
Restricted cash and cash equivalents, current and non-current	1	172	172	175	175
Liabilities:
Total debt and other obligations	2	24,682	23,323	24,337	23,206
The fair values of cash and cash equivalents and restricted cash and cash equivalents approximate the carrying values. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2025, there have been no changes in the Company's valuation techniques used to measure fair values.
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
For the three months ended March 31, 2026 and 2025, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

8.Per Share Information
Basic net income (loss), per common share, excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2026 and 2025, diluted net income (loss), per common share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock units ("RSUs") as determined under the treasury stock method.

	Three Months Ended March 31,
	2026	2025
Income (loss) from continuing operations	$220	$284

Income (loss) from discontinued operations, net of tax	(69)	(748)

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	436	435
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	1
Diluted weighted-average number of common shares outstanding	437	436

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.50	$0.65
Income (loss) from discontinued operations, basic	(0.16)	(1.72)
Net income (loss)—basic	$0.34	$(1.07)

Income (loss) from continuing operations, diluted	$0.50	$0.65
Income (loss) from discontinued operations, diluted	(0.16)	(1.72)
Net income (loss)—diluted	$0.34	$(1.07)

Dividends/distributions declared per share of common stock	$1.0625	$1.565
During the three months ended March 31, 2026, the Company granted 0.7 million RSUs to the Company's executives and certain other employees. See note 14 for discussion of the Company's 2026 Stock Repurchase Program, as defined therein, following the completion of the Strategic Fiber Transaction.
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
As of March 31, 2026, the Company had a net balance sheet position of approximately $165 million associated with its terminated agreements with DISH. The Company expects this amount to be ultimately recoverable and, accordingly, no reserves have been recorded as of March 31, 2026. Pending further developments, the Company does not intend to recognize additional revenue under these terminated agreements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

10.Equity
Declaration and Payment of Dividends
During the three months ended March 31, 2026, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 25, 2026	March 13, 2026	March 31, 2026	$1.0625	$466

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
Purchases of the Company's Common Stock
For the three months ended March 31, 2026, the Company purchased 0.3 million shares of its common stock utilizing $25 million in cash. The shares of common stock purchased relate to shares withheld in connection with the payment of withholding taxes upon vesting of RSUs. See note 14 for discussion of the Company's 2026 Stock Repurchase Program, as defined therein, following the completion of the Strategic Fiber Transaction.
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
The following table sets forth the Company's results, including significant expenses not presented in the condensed consolidated statement of operations comprehensive income (loss), for the three months ended March 31, 2026 and 2025. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues	$1,010	$1,061
Less:
Lease expense	185	186
Employee compensation expense(a)	83	88
Other costs of operations expense(b)(c)	58	57
Other selling, general and administrative expenses(d)	30	30
Asset write-down charges	3	2
Depreciation, amortization and accretion	172	177
Restructuring charges	14	—
Total operating expenses	545	540
Operating income	465	521
Interest expense and amortization of deferred financing costs, net	(242)	(236)
Interest income	3	3
Other income (expense)	(1)	1
Income (loss) from continuing operations before income taxes	225	289
Benefit (provision) for income taxes	(5)	(5)
Income (loss) from continuing operations	220	284
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	276	82
Gain (loss) from disposal of discontinued operations	(345)	(830)
Income (loss) from discontinued operations, net of tax	(69)	(748)
Net income (loss)	$151	$(464)

(a)$23 million and $24 million are included in "Costs of operations" for the three months ended March 31, 2026 and 2025, respectively, and $60 million and $64 million are included in "Selling, general and administrative" for the three months ended March 31, 2026 and 2025, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
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
12.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for continuing operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$130	$131
Interest paid	318	315
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	31	36
Increase (decrease) in accounts payable for purchases of property and equipment	5	—
Purchase of property and equipment under finance leases and installment land purchases	14	6

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

	March 31, 2026			December 31, 2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Cash and cash equivalents	$55	$97	$152	$99	$33	$132
Restricted cash and cash equivalents, current	167	1	168	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$227	$98	$325	$274	$34	$308
13.Restructuring
2023 and 2024 Restructuring Plans
In connection with previously announced initiatives to improve operational efficiency and align the Company's cost structure, the Company implemented restructuring plans in 2023 and 2024 ("2023 Restructuring Plan", and collectively with the 2024 Restructuring Plan, the "2023 and 2024 Restructuring Plans"). These plans primarily included reducing employee headcount and closing and consolidating certain offices, as well as the discontinuation of installation services as a towers product offering under the 2023 Restructuring Plan.
The 2023 and 2024 Restructuring Plans included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office consolidations and closures, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. As of March 31, 2026, all actions associated with the 2023 and 2024 Restructuring Plans were completed. No restructuring charges were recognized during the three months ended March 31, 2026 or 2025 related to these plans.
The remaining restructuring liability as of March 31, 2026, relates to ongoing lease obligations associated with office consolidations and closures and is expected to be paid through 2033. The following tables summarize the activities related to the 2023 and 2024 Restructuring Plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$—	$16	$16
Charges (credits)	—	—	—
Payments	—	(4)	(4)
Non-cash items	—	—	—
Liability as of March 31, 2026	$—	$12	$12

	Three Months Ended March 31, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$4	$39	$43
Charges (credits)	—	—	—
Payments	(3)	(4)	(7)
Non-cash items	—	—	—
Liability as of March 31, 2025	$1	$35	$36

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

2026 Restructuring Plan
In February 2026, the Company initiated a restructuring plan ("2026 Restructuring Plan") as part of its efforts to enhance the efficiency and effectiveness of its tower business by reducing the Company's headcount recorded in continuing operations by approximately 20% along with other headcount realignment actions such as consolidating office space and downsizing certain information technology license-based contracts.
The Company recorded approximately $14 million in charges for the three months ended March 31, 2026, relating to the employee headcount reduction, including severance and other one-time termination benefits. The Company expects to record additional restructuring charges related to the headcount reduction and realignment actions over the remainder of 2026. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027.
The following table summarizes the activities related to the 2026 Restructuring Plan for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Employee Headcount Reduction
Liability as of the beginning of the respective period	$—
Charges (credits)	14
Payments	(12)
Non-cash items	—
Liability as of March 31, 2026	$2
The liability for restructuring charges is included in "Other accrued liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheet, and the corresponding expense is included in "Restructuring charges" on the condensed consolidated statement of operations and comprehensive income (loss).
14.Subsequent Events
Completion of the Strategic Fiber Transaction

On May 1, 2026, the Company completed the Strategic Fiber Transaction pursuant to the Strategic Fiber Agreement and received aggregate cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process. The Company paid associated transaction costs of approximately $74 million at closing, all of which were recorded as of March 31, 2026.

On May 1, 2026, the Company used approximately $3.3 billion of the proceeds from the Strategic Fiber Transaction to repay indebtedness, including all amounts then-outstanding under the 2016 Credit Facility. The Company anticipates using approximately $1.8 billion of the proceeds to repay outstanding Commercial Paper Notes as they mature during the second quarter of 2026. The Company expects to use the remaining proceeds from the Strategic Fiber Transaction for approximately $1.0 billion of share repurchases, as discussed further below, approximately $2.1 billion of additional repayments of indebtedness in 2026, subject to market conditions, and for general corporate purposes.

The Company has not recorded any adjustments in the accompanying condensed consolidated financial statements as of, and for the three months, ended March 31, 2026, related to the completion of the Strategic Fiber Transaction. As a result of the completion of the Strategic Fiber Transaction, the Company expects it will record a loss during the quarter ended June 30, 2026, primarily reflecting the impact of: i) the aforementioned preliminary purchase price adjustments, which are subject to a post-closing settlement process; and ii) additional investment in the Fiber Business through April 30, 2026.

2026 Stock Repurchase Program

Effective May 1, 2026, the Company's board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorizes the Company to repurchase, from time to time, up to $1.0 billion of its outstanding common stock. The 2026 Stock Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Repurchases may occur through open market transactions, including through plans complying with

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Rule 10b5‑1 or Rule 10b‑18 under the Exchange Act. As of May 5, 2026, the Company had approximately $1.0 billion of authorization remaining under the 2026 Stock Repurchase Program.

2026 Credit Facility

On May 1, 2026, the Company entered into a credit agreement that provides for a new senior unsecured revolving credit facility with total commitments of $4.5 billion that matures in May 2031 ("2026 Credit Facility"). The financial covenants under the 2026 Credit Facility are substantially similar to the financial covenants under the 2016 Credit Facility, except that (i) the Total Net Leverage Ratio has increased to ≤ 7.0x from ≤ 6.5x and (ii) the Consolidated Interest Coverage Ratio has been removed. In addition, the 2026 Credit Facility does not contemplate upward or downward adjustments to the interest rate spread and the unused commitment fee percentage for achieving or failing to achieve specified annual sustainability targets or thresholds. The 2026 Credit Facility has replaced the 2016 Credit Facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the 2025 Form 10-K.
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
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell our small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cells business ("Strategic Fiber Transaction"). The Strategic Fiber Transaction was completed on May 1, 2026. The Company received aggregate cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process. See note 14 to our condensed consolidated financial statements for a further discussion of the completion of the Strategic Fiber Transaction.
As the Strategic Fiber Transaction represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented. Related to the classification of the Fiber Business as "held for sale", the Company recognized a loss from disposal of discontinued operations of $345 million and $830 million, inclusive of estimated transaction fees, for the three months ended March 31, 2026 and 2025, respectively. Through the completion of the Strategic Fiber Transaction on May 1, 2026, we continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
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
Site rental revenues represented 95% of our first quarter 2026 consolidated net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
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
•Investing capital efficiently to grow cash flows (see also "Item 2. MD&A—General Overview—Strategy")

◦We had discretionary capital expenditures of $50 million for the three months ended March 31, 2026. The capital expenditures predominately related to improvements to existing towers to support additional tenants and purchases of land underneath our towers.
◦We expect to continue to construct and acquire new towers that we anticipate will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time
◦We expect to continue to acquire land interests relating to land under our towers.
•Site rental revenues under long-term tenant contracts
◦Our tenant contracts have initial terms generally between five to 15 years, with contractual escalators and multiple renewal periods generally between five to 10 years each, exercisable at the option of the tenant.
◦As of March 31, 2026, our weighted-average remaining term was approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $23.2 billion of expected future cash inflows, exclusive of amounts due under the Master Lease Agreement and underlying agreements with DISH Wireless L.L.C ("DISH"). See "Item 2. MD&A-General Overview-Outlook Highlights" for further discussion.
•Majority of our revenues from large wireless carriers
◦For the three months ended March 31, 2026, approximately 93% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the three months ended March 31, 2026, approximately 90% of our towers Adjusted Site Rental Gross Margin and approximately 80% of our towers Adjusted Site Rental Gross Margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 45% of our towers Adjusted Site Rental Gross Margin.
•Minimal sustaining capital expenditure requirements
◦For the three months ended March 31, 2026, sustaining capital expenditures represented less than 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of March 31, 2026, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately six years (assuming the anticipated repayment date in July 2028 on the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2").
◦As of March 31, 2026, 79% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2026, we completed the following financing activities (see note 5 to our condensed consolidated financial statements)
◦In February 2026, we repaid in full the $900 million aggregate principal amount of 4.450% senior unsecured notes on the contractual maturity date.
◦Subsequent to March 31, 2026, we used a portion of the cash proceeds received from the completion of the Strategic Fiber Transaction on May 1, 2026 to repay outstanding indebtedness, including all amounts outstanding under the 2016 Revolver and 2016 Term Loan A (collectively, the "2016 Credit Facility") and anticipate using a portion of the proceeds to repay all Commercial Paper Notes outstanding as they mature throughout the second quarter of 2026. In addition, the Company entered into a new senior unsecured revolving credit facility with total commitments of $4.5 billion ("2026 Credit Facility"), which replaced the 2016 Credit Facility. See note 14 to our condensed consolidated financial statements.
•Significant cash flows from operations
◦Net cash provided by operating activities was $509 million for the three months ended March 31, 2026.
◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•Returning cash flows provided by operations to stockholders in the form of dividends and share repurchases
◦During the first quarter of 2026, we paid a common stock dividend of $1.0625 per share, totaling approximately $473 million.
◦As we grow cash flows, we expect to increase our dividend per share. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends.
•Restructuring Plans

◦There were no restructuring charges in 2026 relating to either restructuring plan implemented in 2023 ("2023 Restructuring Plan") or 2024 ("2024 Restructuring Plan", collectively the "2023 and 2024 Restructuring Plans"). See note 13 to our condensed consolidated financial statements for further discussion of the 2023 and 2024 Restructuring Plans.
◦On February 4, 2026, we initiated a restructuring plan ("2026 Restructuring Plan") as part of our efforts to enhance the efficiency and effectiveness of our tower business by reducing our headcount in continuing operations. We recorded approximately $14 million in charges for the three months ended March 31, 2026, relating to the employee headcount reduction, including severance and other one-time termination benefits. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2026 Restructuring Plan.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•In January 2026, we delivered a notice of default and termination to DISH relating to our Master Lease Agreement and underlying agreements with DISH as a result of DISH failing to make required payments and defaulting on its obligations under the agreements ("DISH Terminations"). As a result of the termination, we assert in the notice that DISH owes us all remaining payments under the agreements, which total in excess of $3.5 billion. Our 2026 Outlook does not include any contributions from DISH.
•We expect a year over year reduction in site rental revenues related to (1) approximately $220 million from the aforementioned DISH termination, and (2) a decline in long-term deferred revenue amortization.
•In February 2026, we initiated the 2026 Restructuring Plan as part of our efforts to enhance the efficiency and effectiveness of our tower business.
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
•Following the completion of the Strategic Fiber Transaction on May 1, 2026, we used a portion of the proceeds received from the sale to repay outstanding indebtedness, including all amounts outstanding under our 2016 Credit Facility. We also anticipate using approximately $1.8 billion of the proceeds to repay outstanding Commercial Paper Notes as they mature during the second quarter of 2026. We expect to use the remaining proceeds from the Strategic Fiber Transaction for approximately $1.0 billion of share repurchases under the 2026 Stock Repurchase Program, as defined below, and an additional approximately $2.1 billion of repayments of indebtedness in 2026, subject to market conditions. As a result of the completed and anticipated repayments of indebtedness, our 2026 interest expense is expected to decrease compared to 2025.
◦Effective May 1, 2026, our board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorizes the repurchase, from time to time, of up to $1.0 billion of our outstanding common stock. The 2026 Stock Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Repurchases may occur through open market transactions, including through plans complying with Rule 10b5‑1 or Rule 10b‑18 under the Exchange Act.
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2025 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements in the 2025 Form 10-K). See "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" for a discussion of our use of (1) Adjusted EBITDA, (2) Adjusted Site Rental Gross Margin and (3) Adjusted Services and Other Gross Margin, including their respective definitions and reconciliations to net income (loss).

The Fiber Business is predominately comprised of the assets that we previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results consisting of our towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented, because the anticipated disposal represents a strategic shift that will have a material impact on our operating results. As such, the results for all periods presented reflect the Fiber Business as discontinued operations. See note 11 to our condensed consolidated financial statements for further discussion of our operating segment.
Highlights of our results of operations for the three months ended March 31, 2026 and 2025 are depicted below.

(In millions of dollars)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Site rental revenues	$961	$1,011	$(50)	(5)%
Income (loss) from continuing operations	220	284	(64)	(23)%
Net income (loss)	151	(464)	615	133%
Adjusted EBITDA(a)	675	722	(47)	(7)%
Adjusted Site Rental Gross Margin(a)	725	776	(51)	(7)%
Adjusted Services and Other Gross Margin(a)	24	22	2	9%

(a)See reconciliations of these non-GAAP financial measures to Net income (loss) and definitions included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $50 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was predominately comprised of the factors depicted in the chart below:

(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent, in accordance with GAAP.
(b)Includes $49 million of non-renewals associated with DISH Terminations and $5 million of non-renewals related to Sprint Cancellations.
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the first quarter of 2026 were $1.0 billion and $725 million, respectively, compared to $1.0 billion and $776 million, respectively, in the same period in the prior year. The decrease of $50 million and $51 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, was primarily due to non-renewals associated with the DISH Terminations and Sprint Cancellations, as new leasing activity and contractual cash escalators were substantially offset by a decline in the associated straight-line accounting adjustment and a decrease in prepaid rent amortization.
Adjusted Services and Other Gross Margin was $24 million for the first quarter of 2026 and increased by $2 million from $22 million during the same period in the prior year, which is predominately a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other offerings. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first quarter of 2026 were $90 million and decreased by $3 million, or 3%, from $93 million during the same period in the prior year, primarily related to certain employee-related costs following the 2026 Restructuring Plan.
Depreciation, amortization and accretion was $172 million for first quarter of 2026 and decreased by $5 million, or 3%, from the same period in the prior year. This decrease predominately resulted from certain fixed assets becoming fully depreciated.
Restructuring charges in connection with the 2026 Restructuring Plan were $14 million for the first quarter of 2026. See note 13 to our condensed consolidated financial statements.
Interest expense and amortization of deferred financing costs, net were $242 million for the first quarter of 2026 and increased by $6 million, or 3%, from $236 million during the same period in the prior year. The increase predominately resulted from an increase in our outstanding indebtedness due to the financing of our discretionary capital expenditures, including those presented within discontinued operations. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $5 million for the first quarter for both 2026 and 2025. For the first quarter 2026 and 2025, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in the 2025 Form 10-K.
Income (loss) from continuing operations was $220 million for the first quarter of 2026 and decreased by $64 million, or 23% from $284 million during the same period in the prior year. This decrease was due primarily to the aforementioned decrease in Adjusted Site Rental Gross Margin, increase in interest expense and amortization of deferred financing costs, net and the restructuring charges associated with the 2026 Restructuring Plan, being partially offset by the aforementioned decreases in depreciation, amortization, and accretion expense and selling, general and administrative expenses during the three months ended March 31, 2026.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $276 million for the first quarter of 2026 and increased by $194 million, from $82 million during the first quarter of 2025. The increase was primarily related to a $204 million decrease in depreciation, amortization and accretion related to the cessation of depreciation and amortization of the Fiber Business long-lived assets classified as "held for sale."
Gain (loss) from disposal of discontinued operations was $(345) million for the first quarter of 2026 compared to $(830) million for the first quarter of 2025. The loss recorded for the first quarter of 2025 primarily represents the initial excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss recorded for the first quarter of 2026 is predominately attributable to additional investment in the Fiber Business during the quarter.
Net income (loss) was $151 million for the first quarter of 2026 compared to $(464) million during the first quarter of 2025. The increase was primarily due to the income (loss) from discontinued operations, net of tax, being partially offset income (loss) from continuing operations, both of which are discussed above.
Adjusted EBITDA decreased by $47 million, or 7%, from the first quarter of 2025 to the first quarter of 2026, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin.
Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 2. MD&A—General Overview—Overview") from the largest U.S. wireless carriers and other tenants. As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing towers, (2) returning a meaningful portion of our cash generated by operating activities to our stockholders in the form of dividends and share repurchases, and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for towers investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the growth in our per share results.
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. These investments include the acquisition of land interests, making improvements and structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Prior to the completion of the Strategic Fiber Transaction on May 1, 2026, we invested a significant percentage of our discretionary investments in the Fiber Business. See notes 3 and 14 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview" for further discussion of the sale of the Fiber Business. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our senior unsecured revolving credit facility ("2016 Revolver"), issuances under our commercial paper program ("CP Program"), debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program. On May 1, 2026, we entered into the 2026 Credit Facility, which replaced the 2016 Credit Facility. See note 14 to our condensed consolidated financial statements and Item 2. MD&A-General Overview for additional discussion of the 2026 Credit Facility.

We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital, and we expect to maintain an investment grade credit profile. As of March 31, 2026, our contractual debt maturities over the next 12 months, consisted of (1) short-term, unsecured commercial paper notes ("Commercial Paper Notes"), of which we had $1.5 billion outstanding as of May 5, 2026, (2) the 3.700% senior unsecured notes due June 2026 ("3.700% Senior Notes"), (3) the 1.050% senior unsecured notes due July 2026 ("1.050% Senior Notes"), the 4.000% senior unsecured notes due March 2027 ("4.000% Senior Notes"), the 2.900% senior unsecured notes due March 2027 ("2.900% Senior Notes") and (4) principal payments on certain outstanding debt. In connection with the completion of the Strategic Fiber Transaction on May 1, 2026, we repaid all amounts outstanding under the 2016 Credit Facility. We also intend to use a portion of the proceeds from the Strategic Fiber Transaction to repay all Commercial Paper Notes outstanding as they mature in the second quarter of 2026. Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver, and will continue to maintain available commitments under our 2026 Credit Facility subsequent to May 1, 2026, in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also the 2025 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2026. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt as well as note 10 to our condensed consolidated financial statements for additional information regarding our 2024 ATM Program.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$227
Undrawn 2016 Revolver availability(b)	4,726
Debt and other long-term obligations (current and non-current)	24,682
Total equity (deficit)	(1,920)

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2016 Credit Facility, and subsequent to May 1, 2026, the maintenance of financial covenants contained in our 2026 Credit Facility. See the 2025 Form 10-K. At any point in time, we intend to maintain available commitments under our 2016 Revolver, and will continue to maintain available commitments under our 2026 Credit Facility subsequent to May 1, 2026, in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements.
As of March 31, 2026, over the next 12 months:
•Following the completion of the Strategic Fiber Transaction on May 1, 2026, the Company used approximately $3.3 billion of the cash proceeds from the Strategic Fiber Transaction to repay indebtedness, including all amounts then-outstanding under the 2016 Credit Facility. The Company anticipates using approximately $1.8 billion of the proceeds to repay outstanding Commercial Paper Notes as they mature during the second quarter of 2026. We expect to use the remaining proceeds from the Strategic Fiber Transaction for approximately $1.0 billion of share repurchases under the 2026 Stock Repurchase Program authorized by the board of directors on May 1, 2026, and approximately $2.1 billion of additional repayments of indebtedness over the remainder of 2026, subject to market conditions, and for general corporate purposes.
•In addition to the aforementioned proceeds from the sale, our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2026 Credit Facility, which has replaced the 2016 Credit Facility, (4) issuances under our CP Program, and (5) issuances of equity pursuant to our 2024 ATM Program or any similar successor program. Following the repayments of indebtedness discussed above using a portion of the cash proceeds from the Strategic Fiber Transaction, our liquidity uses are expected to include (1) maturing debt obligations of $3.0 billion (consisting of the 3.700% Senior Notes, the 1.050% Senior Notes, the 4.000% Senior Notes, the 2.900% Senior Notes and principal payments on certain outstanding debt), (2) share repurchases pursuant to the 2026 Stock Repurchase Program as discussed above, (3) common stock dividend payments, subject to declaration by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend") included in the 2025 Form 10-K, and (4) capital expenditures.
•Amounts available under our CP Program may be repaid and re-issued from time to time and we intend to maintain available commitments under our 2016 Revolver, and will continue to maintain available commitments under our 2026 Credit Facility subsequent to May 1, 2026, in an amount at least equal to the amount of Commercial Paper Notes outstanding. Historically, from time to time, we have accessed the capital markets to issue debt and equity.

•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 5 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.

Summary Cash Flow Information

	Three Months Ended March 31,
(In millions of dollars)	2026	2025	Change
Net cash provided by (used for):
Operating activities	$509	$641	$(132)
Investing activities	(313)	(255)	(58)
Financing activities	(179)	(403)	224
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents(a)	$17	$(17)	$34

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations.
Operating Activities
Net cash provided by operating activities of $509 million for the first three months of 2026 decreased by $132 million, or 21%, compared to the first three months of 2025, due primarily to a net decrease in income from continuing operations driven by decreases in revenue stemming from DISH Terminations and increases in restructuring expenses, as discussed in Item 2. MD&A-Results of Operations, and a net decrease from changes in working capital for both continuing and discontinued operations. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.
Investing Activities
Net cash used for investing activities of $313 million for the first three months of 2026 increased by $58 million, or 23%, from the first three months of 2025 primarily as a result of an increase in discretionary capital expenditures related to continuing and discontinued operations.
Our capital expenditures are categorized as discretionary or sustaining as described below.
•Discretionary capital expenditures relating to continuing operations are those made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. Discretionary capital expenditures, including with respect to discontinued operations, primarily consist of expansion or development of our communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants) and construction of new communications infrastructure. Discretionary capital expenditures also include purchases of land interests (which primarily relate to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion or development of existing communications infrastructure to accommodate new leasing typically varies based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume, and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Through the completion of the Strategic Fiber Transaction on May 1, 2026, construction of new communications infrastructure is predominately comprised of the construction of small cells and fiber (including certain construction projects that may take 18 to 36 months to complete). Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
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

A summary of our capital expenditures for continuing operations for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended
(In millions of dollars)	March 31, 2026	March 31, 2025
Discretionary:
Tower improvements and other capital projects(a)	$18	$15
Purchases of land interests	32	18
Sustaining	7	7
Total	$57	$40

(a)Includes $2 million and $1 million of capital expenditures incurred during the three months ended March 31, 2026 and 2025, respectively, in connection with tenant installations and upgrades on our towers.
The increase in discretionary capital expenditures for our discontinued operations was primarily impacted by the timing of tenant activity during the first three months of 2026 compared to the same period in 2025. The increase in discretionary capital expenditures for our continuing operations was primarily due to an increase in land purchases under our towers.
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
Net cash used for financing activities of $179 million for the first three months of 2026 decreased by $224 million from the first three months of 2025 as a result of the decline in dividends paid. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 5 and 10 to our condensed consolidated financial statements for further information.
Credit Facility. The proceeds from our 2016 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. In connection with the completion of the Strategic Fiber Transaction on May 1, 2026, we repaid all then-outstanding indebtedness under the 2016 Credit Facility and entered into the 2026 Revolving Credit Facility, a senior unsecured revolving credit facility with total commitments of $4.5 billion that matures in May 2031. The proceeds from borrowings under the 2026 Revolving Credit Facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. The 2026 Credit Facility replaces the 2016 Credit Facility. See note 14 to our condensed consolidated financial statements for additional discussion of the 2026 Credit Facility. As of May 5, 2026, we had no outstanding balance and $4.5 billion in undrawn availability under our 2026 Credit Facility. At any point in time, we intend to maintain available commitments under our 2016 Revolver, and will continue to maintain available commitments under our 2026 Credit Facility subsequent to May 1, 2026, in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements for additional information regarding our 2016 Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As discussed above, we anticipate using a portion of the proceeds from the Strategic Fiber Transaction to repay all outstanding indebtedness under the Commercial Paper Program as it matures in the second quarter of 2026. As of May 5, 2026, there was $1.5 billion outstanding under our CP Program. See note 5 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 7. MD&A—General Overview", "MD&A—Liquidity and Capital Resources—Overview—Liquidity Position" and note 8 of our consolidated financial statements in the 2025 Form 10-K for further discussion of our recent issuances, purchases, redemptions and repayments of debt. See above and note 14 of our condensed consolidated financial statements for additional discussion of repayments of indebtedness subsequent to March 31, 2026.

Common Stock Activity. See note 10 to our condensed consolidated financial statements for further information regarding our common stock and dividends. As discussed above, pursuant to the 2026 Stock Repurchase Program, the Company intends to use approximately $1.0 billion of the cash proceeds received from the completion of the Strategic Fiber Transaction to repurchase shares in 2026, subject to market conditions. See note 14 to our condensed consolidated financial statements for further information regarding the 2026 Stock Repurchase Program.
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
Debt Covenants. Our 2016 Credit Agreement contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2025 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants. The 2026 Credit Facility has replaced the 2016 Credit Facility as of May 1, 2026. The financial covenants under the 2026 Credit Facility are substantially similar to the financial covenants under the 2016 Credit Facility, except that (i) the Total Net Leverage Ratio has increased to ≤ 7.0x from ≤ 6.5x and (ii) the Consolidated Interest Coverage Ratio has been removed.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Accordingly, actual results could differ materially from our estimates. Our critical accounting policies and estimates as of December 31, 2025 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2025 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements.
Non-GAAP Financial Measures
We define earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA") as net income (loss) plus restructuring charges (credits), asset write-down charges, goodwill impairment charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended March 31,
	2026	2025
Net income (loss)	$151	$(464)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3	2
Depreciation, amortization and accretion	172	177
Restructuring charges	14	—
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	242	236
Interest income	(3)	(3)
Other (income) expense	1	(1)
(Benefit) provision for income taxes	5	5
Stock-based compensation expense, net	18	18
(Income) loss from discontinued operations, net of tax	69	748
Adjusted EBITDA(a)	$675	$722

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

We define Adjusted Site Rental Gross Margin as net income (loss) plus services and other costs of operations, selling, general and administrative expenses, restructuring charges (credits), asset write-down charges, goodwill impairment charges, acquisition and integration costs, depreciation, amortization and accretion, amortization of prepaid lease purchase price adjustments, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net, recorded in consolidated site rental costs of operations, less services and other revenues.
We define Adjusted Services and Other Gross Margin as net income (loss) plus site rental costs of operations, selling, general and administrative expenses, restructuring charges (credits), asset write-down charges, goodwill impairment charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, net, (gains) losses on retirement of long-term obligations, net (gain) loss on interest rate swaps, (gains) losses on foreign currency swaps, impairment of available-for-sale securities, interest income, other (income) expense, (benefit) provision for income taxes, (income) loss from discontinued operations, net of tax, cumulative effect of a change in accounting principle and stock-based compensation expense, net, recorded in consolidated services and other costs of operations, less site rental revenues.
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

	Three Months Ended March 31,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025
Net income (loss)	$151	$(464)
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(49)	(50)
Services and other costs of operations	26	28
Selling, general and administrative expenses	90	93
Asset write-down charges	3	2
Depreciation, amortization and accretion	172	177
Restructuring charges	14	—
Amortization of prepaid lease purchase price adjustments	4	4
Interest expense and amortization of deferred financing costs, net	242	236
Interest income	(3)	(3)
Other (income) expense	1	(1)
(Benefit) provision for income taxes	5	5
Stock-based compensation expense, net recorded in site rental costs of operations	—	1
(Income) loss from discontinued operations, net of tax	69	748
Adjusted Site Rental Gross Margin	$725	$776

	Three Months Ended March 31,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025
Net income (loss)	$151	$(464)
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(961)	(1,011)
Site rental costs of operations(a)	240	240
Selling, general and administrative expenses	90	93
Asset write-down charges	3	2
Depreciation, amortization and accretion	172	177
Restructuring charges	14	—
Interest expense and amortization of deferred financing costs, net	242	236
Interest income	(3)	(3)
Other (income) expense	1	(1)
(Benefit) provision for income taxes	5	5
Stock-based compensation expense, net recorded in services and other costs of operations	1	—
(Income) loss from discontinued operations, net of tax	69	748
Adjusted Services and Other Gross Margin	$24	$22
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the 2025 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements.
Interest Rate Risk.
Our interest rate risk as of March 31, 2026 relates primarily to the impact of interest rate movements on the following:
•our $5.2 billion of floating rate debt as of March 31, 2026, which represented approximately 21% of our total debt as of March 31, 2026; and
•potential future borrowings of incremental debt, including borrowings under our 2016 Credit Facility (and 2026 Credit Facility, which replaced the 2016 Credit Facility as discussed in note 14 to our condensed consolidated financial statements) and issuances under our CP Program.
See also "Item 1A. Risk Factors" in the 2025 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Subsequent to March 31, 2026, we repaid a portion of our outstanding floating rate debt, which was previously held under our 2016 Credit Facility. We intend to repay our remaining floating rate debt, held under our CP Program, as it matures during the second quarter of 2026. Accordingly, our floating‑rate exposure after March 31, 2026 differs from the amounts presented herein, which reflect our debt outstanding as of March 31, 2026. See note 14 to our condensed consolidated financial statements.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of March 31, 2026, we had $5.2 billion of floating rate debt. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $13 million based on floating-rate debt outstanding as of March 31, 2026.

Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2026. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment date of certain debt (see footnotes (b) and (d) hereto). The information presented below regarding the variable rate debt is supplementary to our sensitivity analysis regarding the impact of changes in the interest rates. See notes 5 and 6 to our condensed consolidated financial statements and the 2025 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2026(g)		2027(g)	2028	2029	2030	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$1,783		$2,289	$2,635	$2,480	$773	$9,677	$19,637	$18,155
Average interest rate(b)(c)(d)	2.2%		3.5%	4.5%	4.6%	3.3%	3.7%	3.8%
Variable rate(e)	$1,967	(f)	$3,201	$—	$—	$—	$—	$5,168	$5,168
Average interest rate(e)	4.3%		4.7%	—%	—%	—%	—%	4.5%

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
(d)If the Tower Revenue Notes, Series 2018-2 are not repaid in full by the anticipated repayment date, the interest rate increases by approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow (as defined in the indenture governing the Tower Revenue Notes, Series 2018-2) of the issuers of the Tower Revenue Notes, Series 2018-2. The Tower Revenue Notes, Series 2018-2 are presented based on their contractual maturity date in 2048 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment date in July 2028 but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2. The full year 2025 Excess Cash Flow of the issuers of the Tower Revenue Notes, Series 2018-2 was approximately $1.0 billion. We currently expect to refinance or repay these notes on or prior to the anticipated repayment date.
(e)See note 8 to our consolidated financial statements in the 2025 Form 10-K for information regarding potential upward or downward adjustments to the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility if we achieve specified annual sustainability targets or fail to meet annual sustainability metrics. Each period presented assumes the downward adjustments in the interest rate spread and unused commitment fee percentage on our 2016 Credit Facility. The 2026 Credit Facility, which replaced the 2016 Credit Facility, does not have such upward or downward adjustments. See note 14 to our condensed consolidated financial statements.
(f)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.
(g)Subsequent to March 31, 2026 and prior to the issuance of these financial statements we repaid all amounts outstanding under the 2016 Credit Facility. We intend to repay all amounts owed under our CP Program in the second quarter of 2026. See note 14 to our condensed consolidated financial statements.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of March 31, 2026, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
Except as noted below, there are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2025 Form 10-K.
On May 1, 2026, we completed the previously announced sale of our Fiber Business. As a result of the completion of this transaction, the risks described under "Risks Relating to Our Pending Sale of the Fiber Business" in our 2025 Form 10-K are no longer applicable.
ITEM 5.OTHER INFORMATION
During the fiscal three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1**	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Crown Castle Inc., dated May 21, 2025	8-K	001-16441	May 21, 2025	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
10.1	Crown Castle Inc. 2026 EMT Annual Incentive Plan	8-K	001-16441	February 25, 2026	10.1
10.2*	Form of Restricted Stock Unit Agreement for 2022 Long-Term Incentive Plan (effective February 25, 2026)	—	—	—	—
10.3	Credit Agreement dated as of May 1, 2026, among Crown Castle Inc., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	May 1, 2026	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL	—	—	—	—

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

CROWN CASTLE INC.

Date:	May 7, 2026	By:	/s/ SUNIT S. PATEL
Sunit S. Patel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)