Form 10-Q
period 2026-06-30
CROWN CASTLE INC.
filed 2026-08-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at August 3, 2026: 425,455,439

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2026 outlook and plans, projections, expectations and estimates regarding (1) our strategy, the value of our business model and ability to generate long-term stockholder returns, (2) demand for our towers, including factors driving such demand, (3) the growth potential of the U.S. market for towers, (4) demand for data and factors driving such demand, (5) tenants' investment to improve network quality and expand capacity, (6) our ability to service our debt and comply with debt covenants, (7) the level of commitments under our debt instruments, (8) our ability to remain qualified as a real estate investment trust ("REIT"), (9) site rental revenues, (10) sources and uses of liquidity, (11) impact from the DISH Terminations (as defined below), (12) drivers of cash flow growth, (13) dividends, (14) discretionary and sustaining capital expenditures, (15) restructuring plans, including the timing and scope thereof, and the benefits, costs and charges associated therewith, (16) growth of our core business, (17) potential land acquisitions under our towers and construction of new towers, (18) our claims against DISH, including amounts ultimately recoverable and avenues for such recovery and timing, and (19) maintenance of an investment grade credit profile. Dividends remain subject to the approval of our board of directors, which has the discretion to determine whether to declare dividends and the amounts and timing of the dividends.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,042	$99
Restricted cash and cash equivalents	207	170
Receivables, net	179	172
Prepaid expenses	78	79
Current portion of deferred site rental receivables	191	167
Other current assets	19	23
Current assets of discontinued operations (note 3)	—	434
Total current assets	1,716	1,144
Deferred site rental receivables	2,258	2,288
Property and equipment, net of accumulated depreciation of $11,068 and $10,841, respectively	6,165	6,273
Operating lease right-of-use assets	5,410	5,473
Goodwill	5,127	5,127
Site rental contracts and tenant relationships, net	746	834
Other intangible assets, net	27	27
Other assets, net	63	61
Non-current assets of discontinued operations (note 3)	—	10,291
Total assets	$21,512	$31,518

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90	$71
Accrued interest	210	235
Deferred revenues	259	192
Other accrued liabilities	213	168
Current maturities of debt and other obligations	2,260	2,783
Current portion of operating lease liabilities	258	268
Current liabilities of discontinued operations (note 3)	—	762
Total current liabilities	3,290	4,479
Debt and other long-term obligations	15,979	21,554
Operating lease liabilities	4,907	4,961
Other long-term liabilities	606	607
Non-current liabilities of discontinued operations (note 3)	—	1,552
Total liabilities	24,782	33,153
Commitments and contingencies (note 9)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; June 30, 2026—437 shares issued and 426 outstanding, and December 31, 2025—435 shares issued and outstanding	4	4
Additional paid-in capital	18,570	18,527
Treasury stock, at cost; June 30, 2026—11 shares, and December 31, 2025—0 shares	(1,000)	—
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(20,839)	(20,161)
Total equity (deficit)	(3,270)	(1,635)
Total liabilities and equity (deficit)	$21,512	$31,518
See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Site rental	$967	$1,008	$1,928	$2,019
Services and other	41	52	90	102
Net revenues	1,008	1,060	2,018	2,121
Operating expenses:
Costs of operations:(a)
Site rental	249	251	489	491
Services and other	19	27	45	55
Selling, general and administrative	97	99	187	192
Asset write-down charges	2	2	5	4
Depreciation, amortization and accretion	171	175	343	352
Restructuring charges	—	—	14	—
Total operating expenses	538	554	1,083	1,094
Operating income (loss)	470	506	935	1,027
Interest expense and amortization of deferred financing costs, net	(208)	(243)	(450)	(479)
Gains (losses) on retirement of long-term obligations	24	—	24	—
Interest income	18	4	22	7
Other income (expense)	(1)	2	(2)	3
Income (loss) from continuing operations before income taxes	303	269	529	558
Benefit (provision) for income taxes	(4)	(4)	(9)	(9)
Income (loss) from continuing operations	299	265	520	549
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	75	278	350	360
Gain (loss) from disposal of discontinued operations	(280)	(252)	(625)	(1,082)
Income (loss) from discontinued operations, net of tax	(205)	26	(275)	(722)
Net income (loss)	94	291	245	(173)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$94	$291	$245	$(173)
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.69	$0.61	$1.20	$1.26
Income (loss) from discontinued operations, basic	(0.47)	0.06	(0.63)	(1.66)
Net income (loss)—basic	$0.22	$0.67	$0.57	$(0.40)
Income (loss) from continuing operations, diluted	$0.69	$0.61	$1.19	$1.26
Income (loss) from discontinued operations, diluted	(0.47)	0.06	(0.63)	(1.66)
Net income (loss)—diluted	$0.22	$0.67	$0.56	$(0.40)
Weighted-average common shares outstanding:
Basic	433	435	434	435
Diluted	434	437	436	436

(a)Exclusive of depreciation, amortization and accretion, shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$245	$(173)
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(350)	(360)
(Gain) loss from disposal of discontinued operations	625	1,082
Income (loss) from continuing operations	520	549
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	343	352
(Gains) losses on retirement of long-term obligations	(24)	—
Amortization of deferred financing costs and other non-cash interest	14	16
Stock-based compensation expense, net	47	36
Asset write-down charges	5	4
Deferred income tax (benefit) provision	4	1
Other non-cash adjustments, net	1	(4)
Net cash provided by (used for) operating activities from discontinued operations	108	581
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(25)	(6)
Increase (decrease) in accounts payable	21	—
Increase (decrease) in other liabilities	19	(32)
Decrease (increase) in receivables	(4)	29
Decrease (increase) in other assets	11	(53)
Net cash provided by (used for) operating activities	1,040	1,473
Cash flows from investing activities:
Capital expenditures	(116)	(80)
Other investing activities, net	—	3
Net cash provided by (used for) investing activities from discontinued operations(a)	8,089	(446)
Net cash provided by (used for) investing activities	7,973	(523)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(45)	(59)
Purchases and redemptions of long-term debt	(3,191)	(700)
Borrowings under revolving credit facility	1,350	400
Payments under revolving credit facility	(2,295)	—
Net issuances (repayments) under commercial paper program	(1,931)	564
Payments for financing costs	(6)	—
Purchases of common stock	(1,017)	(23)
Dividends/distributions paid on common stock	(932)	(1,153)
Net cash provided by (used for) financing activities	(8,067)	(971)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	946	(21)
Effect of exchange rate changes	—	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(b)	308	295
Cash and cash equivalents and restricted cash and cash equivalents at end of period(c)	$1,254	$274

(a)Represents $8.4 billion of net cash proceeds from the sale of the Fiber Business, which was completed on May 1, 2026, partially offset by capital expenditures from discontinued operations. See note 3.
(b)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 12.
(c)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations for the period ended June 30, 2025.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)					Total
Balance, March 31, 2026	436	$4	$18,557	$—	$(5)	$(20,476)	$(1,920)
Stock-based compensation related activity, net of forfeitures	1	—	29	—	—	—	29
Purchases and retirement of common stock	—	—	(16)	—	—	—	(16)
Purchases of treasury stock	(11)	—	—	(1,000)	—	—	(1,000)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(457)	(457)
Net income (loss)	—	—	—	—	—	94	94
Balance, June 30, 2026	426	$4	$18,570	$(1,000)	$(5)	$(20,839)	$(3,270)

Balance, March 31, 2025	435	$4	$18,423	$—	$(5)	$(19,675)	$(1,253)
Stock-based compensation related activity, net of forfeitures	—	—	42	—	—	—	42
Purchases and retirement of common stock	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(460)	(460)
Net income (loss)	—	—	—	—	—	291	291
Balance, June 30, 2025	435	$4	$18,463	$—	$(5)	$(19,844)	$(1,382)

Balance, December 31, 2025	435	$4	$18,527	$—	$(5)	$(20,161)	$(1,635)
Stock-based compensation related activity, net of forfeitures	2	—	84	—	—	—	84
Purchases and retirement of common stock	—	—	(41)	—	—	—	(41)
Purchases of treasury stock	(11)	—	—	(1,000)	—	—	(1,000)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(923)	(923)
Net income (loss)	—	—	—	—	—	245	245
Balance, June 30, 2026	426	$4	$18,570	$(1,000)	$(5)	$(20,839)	$(3,270)

Balance, December 31, 2024	435	$4	$18,393	$—	$(5)	$(18,525)	$(133)
Stock-based compensation related activity, net of forfeitures	—	—	93	—	—	—	93
Purchases and retirement of common stock	—	—	(23)	—	—	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(1,146)	(1,146)
Net income (loss)	—	—	—	—	—	(173)	(173)
Balance, June 30, 2025	435	$4	$18,463	$—	$(5)	$(19,844)	$(1,382)

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
The Company owns, operates and leases approximately 40,000 towers and other structures, such as rooftops, (collectively, "towers") that are geographically dispersed throughout the U.S. The Company's customers on its towers are referred to herein as "tenants." The Company provides access, including space or capacity, to its towers via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
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

On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell the small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. ("Zayo") acquiring the fiber solutions business and EQT Active Core Infrastructure fund ("EQT") acquiring the small cells business ("Strategic Fiber Transaction"). The Strategic Fiber Transaction was completed on May 1, 2026. The Company received aggregate net cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process.

As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented until the completion of the Strategic Fiber Transaction on May 1, 2026. Related to the classification of the Fiber Business as "held for sale", the Company recognized a loss from disposal of discontinued operations of $280 million and $252 million, inclusive of estimated transaction fees, for the three months ended June 30, 2026 and 2025, respectively, and $625 million and $1,082 million for the six months ended June 30, 2026 and 2025, respectively. See note 3 to our condensed consolidated financial statements for a further discussion of discontinued operations.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of June 30, 2026, the condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated cash flows for the six months ended June 30, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
2.Summary of Significant Accounting Policies
Treasury Stock
During 2026, the Company repurchased shares of its common stock under the 2026 Stock Repurchase Program, as defined in note 10. The Company accounts for repurchased shares that have not been retired as treasury stock and records such shares at cost as a reduction of stockholders' equity. Treasury shares are excluded from shares outstanding for purposes of calculating earnings per share. Incremental direct costs associated with the acquisition of treasury shares are included in the cost basis of the shares acquired. See note 10 to the Company's condensed consolidated financial statements for a discussion of the 2026 Stock Repurchase Program.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2026, had a material impact on the Company's condensed consolidated financial statements.
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
On March 13, 2025, management signed the Strategic Fiber Agreement to sell the Fiber Business, with Zayo acquiring the fiber solutions business and EQT acquiring the small cells business. The Strategic Fiber Transaction was completed on May 1, 2026. In accordance with the Strategic Fiber Agreement, the Company received aggregate net cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process. Through the completion of the Strategic Fiber Transaction, management continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
The Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented through the completion of the Strategic Fiber Transaction. Related to the classification of the Fiber Business as "held for sale", the Company recorded a loss from disposal of discontinued operations of $280 million and $252 million for the three months ended June 30, 2026 and 2025, respectively, and $625 million and $1,082 million for the six months ended June 30, 2026 and 2025, respectively. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The additional loss recorded for the three months ended June 30, 2026, relates to ongoing investment in the Fiber Business through April 30, 2026, as well as the impact of preliminary purchase price adjustments, which are subject to a post-

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

closing settlement process. The loss is included in "Gain (loss) from disposal of discontinued operations" in the condensed consolidated statement of operations and comprehensive income (loss). Due to the Company's REIT tax filing status, there is no tax benefit recognized related to the loss from disposal of the Fiber Business.
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented because the disposal represents a strategic shift that had a material impact on the Company's operating results.
As a result of the completion of the Strategic Fiber Transaction on May 1, 2026, the Company had no assets or liabilities of discontinued operations as of June 30, 2026. The tables below set forth the assets and liabilities related to discontinued operations as of December 31, 2025, and results of operations related to discontinued operations for the three and six months ended June 30, 2026 and 2025. See note 11 to the Company's condensed consolidated financial statements for information regarding its reportable segment.

December 31, 2025
ASSETS
Current assets:
Receivables, net	$324
Other current assets(a)	110
Total current assets	434
Property and equipment(b)	9,766
Other intangible assets, net(b)	1,706
Operating lease right-of-use assets and other assets, net(b)	326
Valuation allowance for assets held for sale	(1,507)
Total assets	$10,725
LIABILITIES
Current liabilities:
Accounts payable	$156
Deferred revenues	355
Operating lease liabilities and other accrued liabilities	242
Current maturities of debt and other obligations	9
Total current liabilities	762
Debt and other long-term obligations	20
Operating lease liabilities	168
Deferred revenue and other long-term liabilities	1,364
Total liabilities	$2,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$192	$536	$756	$1,068
Operating expenses(b)	116	256	404	705
Income (loss) from discontinued operations before income taxes	76	280	352	363
Benefit (provision) for income taxes	(1)	(2)	(2)	(3)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	$75	$278	$350	$360

(a)As of December 31, 2025, inclusive of $34 million, in cash and cash equivalents and restricted cash and cash equivalents.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of long-lived assets included in discontinued operations. For the six months ended June 30, 2025, the Company recorded $204 million of depreciation and amortization expense associated with the Fiber Business.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Information on Revenues
As of January 1, 2026, and June 30, 2026, $437 million and $491 million of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2026, approximately $60 million of the January 1, 2026, unrecognized revenues balance was recognized as revenues. As of January 1, 2025, $430 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the six months ended June 30, 2025, approximately $69 million of the January 1, 2025, unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of June 30, 2026.

	Six Months Ending December 31,	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Contracted amounts(a)(b)	$1,928	$3,866	$3,706	$3,006	$2,823	$6,775	$22,104

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of June 30, 2026.

	Original Issue Date		Final Maturity Date(a)		Balance as of June 30, 2026		Balance as of December 31, 2025		Stated Interest Rate as of June 30, 2026(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$22		$26		9.0%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	748		748		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	261	(e)	258	(e)	Various	(d)
Total secured debt					1,031		1,032
2016 Revolver	Jan. 2016		July 2027	(f)	—	(f)	945		N/A
2026 Revolver	May 2026		May 2031		—	(g)	—		N/A	(h)
2016 Term Loan A	Jan. 2016		July 2027	(f)	—	(f)	1,056		N/A
Commercial Paper Notes	N/A	(i)	N/A	(i)	—	(i)	1,931		N/A
4.450% Senior Notes	Feb. 2016		Feb. 2026		—	(j)	900		4.5%
3.700% Senior Notes	May 2016		June 2026		—	(k)	750		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		1,000	(l)	999		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		500		499		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		717		748		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		978		998		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		974		996		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		976		997		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		594		596		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		555		597		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		691		744		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		541		545		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		529		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		704		743		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,038		1,094		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		975		993		2.1%
2.500% Senior Notes	June 2021		July 2031		721		745		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		733		744		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		699		743		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		641		690		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,206		1,236		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		392		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		337		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		484		491		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		878		891		3.3%
Total unsecured debt					17,208		23,305
Total debt and other obligations					18,239		24,337
Less: current maturities of debt and other obligations					2,260		2,783
Non-current portion of debt and other long-term obligations					$15,979		$21,554

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(e)For the periods ended June 30, 2026, and December 31, 2025, reflects $5 million, respectively for both periods, in finance lease obligations (primarily related to vehicles).
(f)In May 2026, the Company repaid all outstanding borrowings under and terminated the commitments under the 2016 Term Loan A and the 2016 Revolver.
(g)As of June 30, 2026, the undrawn availability under the Company's senior unsecured revolving credit facility ("2026 Revolver") was $4.5 billion.
(h)The 2026 Revolver bears interest, at the Company's option, at either (1) Term SOFR plus (i) a credit spread ranging from 0.750% to 1.375% per annum or (2) an alternate base rate plus a credit spread ranging from 0.000% to 0.375% per annum, in each case, with the applicable credit spread based on the Company's senior unsecured debt rating. The Company pays a commitment fee ranging from 0.080% to 0.200%, based on the Company's senior unsecured debt rating, per annum on the undrawn available amount under the 2026 Revolver.
(i)The maturities of the short-term, unsecured commercial paper notes ("Commercial Paper Notes"), when outstanding, may vary but may not exceed 397 days from the date of issue; however, there were no Commercial Paper Notes issued or outstanding as of June 30, 2026. The Commercial Paper Notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, the Company intends to maintain available commitments under its 2026 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding. While any outstanding Commercial Paper Notes generally have short-term maturities, the Company classifies the outstanding issuances, when applicable, as long-term based on its ability and intent to refinance the outstanding issuances on a long-term basis.
(j)In February 2026, the Company repaid in full the 4.450% Senior Notes on the contractual maturity date.
(k)In June 2026, the Company repaid in full the 3.700% Senior Notes on the contractual maturity date.
(l)In July 2026, the Company repaid in full the 1.050% Senior Notes on the contractual maturity date.
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of June 30, 2026, which do not consider the principal payments that will commence following the anticipated repayment date on the Tower Revenue Notes, Series 2018-2.

	Six Months Ending December 31,	Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2026	2027	2028	2029	2030	Thereafter
Scheduled principal payments and final maturities	$1,021	$2,236	$2,589	$2,361	$733	$9,413	$18,353	$(114)	$18,239
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on debt obligations	$202	$239	$441	$471
Amortization of deferred financing costs and adjustments on long-term debt	7	8	14	16
Capitalized interest	(1)	(4)	(5)	(8)
Total	$208	$243	$450	$479
Purchases and Redemptions of Long-Term Debt
On May 1, 2026, the Company's board of directors authorized the repayment, prepayment, repurchase (in the open market, through private negotiations or otherwise) or redemption of up to an aggregate of $7.2 billion of the Company's outstanding indebtedness using a portion of the proceeds received from the completion of the Strategic Fiber Transaction. In accordance with this authorization the Company repaid all then-outstanding amounts owed under the 2016 Credit Facility, as discussed further below, and Commercial Paper Notes, and repaid in full the 3.700% Senior Notes on the contractual maturity date in June 2026. The Company also repaid the 1.050% Senior Notes on the contractual maturity date in July 2026.
In addition, during the three months ended June 30, 2026, the Company repurchased approximately $530 million aggregate principal amount of various series of unsecured senior notes through open market transactions ("Open Market Debt Repurchases"). Aggregate cash consideration paid was approximately $500 million, excluding accrued interest.
The Company recognized a gain on extinguishment of long-term obligations of approximately $27 million within "Gains (losses) on retirement of long-term obligations" on the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2026, net of the write-off of unamortized deferred financing costs.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

The following is a summary of purchases and redemptions of long-term debt during the six months ended June 30, 2026.

	Principal Amount	Cash Paid(a)	Gains (Losses)
4.450% Senior Notes	$900	$900	$—
3.700% Senior Notes	750	750	—
Open Market Debt Repurchases(b)	530	500	27
2016 Credit Facility(c)	3,276	3,276	(3)
Total	$5,456	$5,426	$24

(a)Exclusive of accrued interest.
(b)See above for discussion of the Open Market Debt Repurchases.
(c)See below for discussion of the 2016 Credit Facility.

2026 Credit Facility
On May 1, 2026, the Company entered into a new senior unsecured credit agreement ("2026 Credit Facility"), which replaced the Company's previous 2016 Credit Facility. In connection and concurrently with the execution of the 2026 Credit Facility, the Company repaid all outstanding indebtedness under the 2016 Credit Facility, including the 2016 Revolver and 2016 Term Loan A, using a portion of the proceeds from the Strategic Fiber Transaction and terminated the commitments under the 2016 Credit Facility. The Company incurred and capitalized approximately $6 million of deferred financing costs in connection with the 2026 Credit Facility and wrote-off $3 million in unamortized deferred financing costs associated with the 2016 Credit Facility.
The 2026 Credit Facility provides for a $4.5 billion unsecured revolving credit facility ("2026 Revolver"), including a $100 million letter of credit sub-facility, and matures on May 1, 2031. Borrowings under the 2026 Credit Facility bear interest, at the Company's option, at SOFR or an alternate base rate, in each case plus an applicable margin determined by the Company's long-term unsecured debt ratings. The Company also pays a commitment fee on unused amounts. The 2026 Credit Facility permits the Company to request up to an additional $500 million of revolving commitments or term loan facilities, subject to lender approval. The proceeds of borrowings under the 2026 Credit Facility may be used for general corporate purposes.
The 2026 Credit Facility contains financial maintenance covenants, including a maximum consolidated total net debt to consolidated EBITDA (as defined in the agreement) ratio of 7.0x and a maximum consolidated senior secured debt to consolidated EBITDA ratio of 3.5x. As of June 30, 2026, the Company was in compliance with all applicable covenants under the 2026 Credit Facility.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.Fair Value Disclosures

	Level in Fair Value Hierarchy	June 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,042	$1,042	$99	$99
Restricted cash and cash equivalents, current and non-current	1	212	212	175	175
Liabilities:
Total debt and other obligations	2	18,239	17,024	24,337	23,206
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
For the six months ended June 30, 2026 and 2025, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$299	$265	$520	$549

Income (loss) from discontinued operations, net of tax	(205)	26	(275)	(722)

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	433	435	434	435
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	1	2	2	1
Diluted weighted-average number of common shares outstanding	434	437	436	436

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.69	$0.61	$1.20	$1.26
Income (loss) from discontinued operations, basic	(0.47)	0.06	(0.63)	(1.66)
Net income (loss)—basic	$0.22	$0.67	$0.57	$(0.40)

Income (loss) from continuing operations, diluted	$0.69	$0.61	$1.19	$1.26
Income (loss) from discontinued operations, diluted	(0.47)	0.06	(0.63)	(1.66)
Net income (loss)—diluted	$0.22	$0.67	$0.56	$(0.40)

Dividends/distributions declared per share of common stock	$1.063	$1.063	$2.125	$2.628
During the six months ended June 30, 2026, the Company granted 0.7 million RSUs to the Company's executives and certain other employees. See note 10 for discussion of the Company's 2026 Stock Repurchase Program, as defined therein, following the completion of the Strategic Fiber Transaction.
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
On January 12, 2026, the Company delivered a notice of default and termination to DISH relating to the Company's Master Lease Agreement and underlying agreements with DISH ("DISH MLA") as a result of DISH failing to make required payments and defaulting on its obligations under the agreement. As a result of the termination, the Company asserts in the notice that DISH is obligated to pay the Company all remaining payments owed under the DISH MLA, which total in excess of $3.5 billion. As of January 1, 2026, the Company is no longer recognizing revenue under these terminated agreements.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

On May 12, 2026, as a condition to the approval of a spectrum license transaction involving DISH's parent company, EchoStar, the Federal Communications Commission ("FCC") issued a Memorandum Opinion and Order ("FCC Trust Order") requiring EchoStar to establish and fund a $2.4 billion trust intended to satisfy certain qualified claims, including claims associated with wireless network infrastructure and site lease obligations ("FCC Trust"). The Company believes its claims under the DISH MLA constitute Covered Claims, as defined in the FCC Trust Order, and that they therefore qualify for payment from the FCC Trust, subject to meeting all requirements and availability of trust assets. The FCC Trust was established on July 28, 2026, in conjunction with the completion of the aforementioned spectrum license transaction.
On June 30, 2026, DISH and certain affiliated entities filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company is actively pursuing recovery of amounts owed by DISH through the bankruptcy proceeding and the FCC Trust.
As of June 30, 2026, the Company had a net balance sheet position of approximately $165 million associated with its terminated agreements with DISH. Based on its consideration of Company’s claims and potential avenues for recovery, management expects this amount to be recoverable; however, the ultimate resolution of this matter remains subject to uncertainty.
10.Equity
Declaration and Payment of Dividends
During the six months ended June 30, 2026, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 25, 2026	March 13, 2026	March 31, 2026	$1.0625	$466
Common Stock	May 20, 2026	June 15, 2026	June 30, 2026	$1.0625	$457

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
For the six months ended June 30, 2026, the Company purchased 0.5 million shares of its common stock utilizing $42 million in cash, representing shares withheld to satisfy employee withholding tax obligations upon the vesting of RSUs.
2026 Stock Repurchase Program
Effective May 1, 2026, the Company's board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorized the Company to repurchase up to $1.0 billion of its outstanding common stock. During the three months ended June 30, 2026, the Company completed the $1.0 billion of share repurchases pursuant to the 2026 Stock Repurchase Program using a portion of the proceeds from the Strategic Fiber Transaction. The shares repurchased were not retired and are recorded in treasury stock on the condensed consolidated balance sheet as of June 30, 2026.
The following is a summary of the Company's share repurchases under the 2026 Stock Repurchase Program:

	Six Months Ended June 30,
	2026	2025
Total number of shares purchased (in millions) (a)	11	—
Average price per share (a)	$88.65	$—
Total purchase price (in millions) (a)	1,000	—

(a)Amounts reflected are based on the trade date and may differ from the Condensed Consolidated Statement of Cash Flows which reflects share repurchases based on the settlement date. As of June 30, 2026, $25 million was recorded within "Other accrued liabilities" on the Company's condensed consolidated balance sheet for share repurchases that had not yet settled.
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
The following table sets forth the Company's results, including significant expenses not presented in the condensed consolidated statement of operations comprehensive income (loss), for the three and six months ended June 30, 2026 and 2025. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$1,008	$1,060	$2,018	$2,121
Less:
Lease expense	184	185	368	371
Employee compensation expense(a)(b)	84	92	167	180
Other costs of operations expense(c)(d)	61	66	119	123
Other selling, general and administrative expenses(e)	36	34	67	64
Asset write-down charges	2	2	5	4
Depreciation, amortization and accretion	171	175	343	352
Restructuring charges	—	—	14	—
Total operating expenses	538	554	1,083	1,094
Operating income	470	506	935	1,027
Interest expense and amortization of deferred financing costs, net	(208)	(243)	(450)	(479)
Gains (losses) on retirement of long-term obligations	24	—	24	—
Interest income	18	4	22	7
Other income (expense)	(1)	2	(2)	3
Income (loss) from continuing operations before income taxes	303	269	529	558
Benefit (provision) for income taxes	(4)	(4)	(9)	(9)
Income (loss) from continuing operations	299	265	520	549
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	75	278	350	360
Gain (loss) from disposal of discontinued operations	(280)	(252)	(625)	(1,082)
Income (loss) from discontinued operations, net of tax	(205)	26	(275)	(722)
Net income (loss)	$94	$291	$245	$(173)

(a)$23 million and $28 million are included in "Costs of operations" for the three months ended June 30, 2026 and 2025, respectively, and $61 million and $65 million are included in "Selling, general and administrative" for the three months ended June 30, 2026 and 2025, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
(b)$46 million and $52 million is included in "Costs of operations" for the six months ended June 30, 2026 and 2025, respectively, and $121 million and $128 million are included in "Selling, general and administrative" for the six months ended June 30, 2026 and 2025, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).

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
12.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for continuing operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$259	$260
Interest paid	466	478
Income taxes paid	9	9
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	62	76
Increase (decrease) in accounts payable for purchases of property and equipment	(3)	—
Purchase of property and equipment under finance leases and installment land purchases	21	13

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

	June 30, 2026			December 31, 2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Cash and cash equivalents	$1,042	$—	$1,042	$99	$33	$132
Restricted cash and cash equivalents, current	207	—	207	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$1,254	$—	$1,254	$274	$34	$308

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
The 2023 and 2024 Restructuring Plans included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office consolidations and closures, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. As of June 30, 2026, all actions associated with the 2023 and 2024 Restructuring Plans were completed. No restructuring charges were recognized during the six months ended June 30, 2026 or 2025 related to these plans.
The remaining restructuring liability as of June 30, 2026, relates to ongoing lease obligations associated with office consolidations and closures and is expected to be paid through 2033. The following tables summarize the activities related to the 2023 and 2024 Restructuring Plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$—	$12	$12	$—	$16	$16
Charges (credits)	—	—	—	—	—	—
Payments	—	(3)	(3)	—	(7)	(7)
Non-cash items	—	(1)	(1)	—	(1)	(1)
Liability as of June 30, 2026	$—	$8	$8	$—	$8	$8

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$1	$35	$36	$4	$39	$43
Charges (credits)	—	—	—	—	—	—
Payments	—	(6)	(6)	(3)	(10)	(13)
Non-cash items	—	—	—	—	—	—
Liability as of June 30, 2025	$1	$29	$30	$1	$29	$30

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
The Company recorded approximately $14 million in charges for the six months ended June 30, 2026, relating to the employee headcount reduction, including severance and other one-time termination benefits. The Company expects to record additional restructuring charges related to the headcount reduction and realignment actions over the remainder of 2026. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027.
The following table summarizes the activities related to the 2026 Restructuring Plan for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Employee Headcount Reduction	Employee Headcount Reduction
Liability as of the beginning of the respective period	$2	$—
Charges (credits)	—	14
Payments	(1)	(13)
Non-cash items	1	1
Liability as of June 30, 2026	$2	$2
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
General Overview
Overview
We own, operate and lease approximately 40,000 towers and other structures, such as rooftops (collectively, "towers") that are geographically dispersed throughout the U.S. The customers on our towers are referred to herein as "tenants." We provide access, including space or capacity, to our towers via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). Site rental revenues represented 96% of our second quarter 2026 consolidated net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. Our towers have a significant presence in each of the top 100 basic trading areas.
On March 13, 2025, management signed a definitive agreement ("Strategic Fiber Agreement") to sell our small cells and fiber solutions businesses, together with certain supporting assets and personnel ("Fiber Business"), with Zayo Group Holdings Inc. acquiring the fiber solutions business and EQT Active Core Infrastructure fund acquiring the small cells business ("Strategic Fiber Transaction"). The Strategic Fiber Transaction was completed on May 1, 2026. We received aggregate net cash proceeds of $8.4 billion, representing the gross contractual purchase price of $8.5 billion less the net impact of preliminary purchase price adjustments of $124 million, which are subject to a post-closing settlement process. See note 3 to our condensed consolidated financial statements for a further discussion.
As the Strategic Fiber Transaction represents a material strategic shift, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented until the completion on May 1, 2026. Related to the classification of the Fiber Business as "held for sale," during the three and six months ended June 30, 2026, we recognized a loss from disposal of discontinued operations of $280 million and $625 million, respectively, which primarily reflected additional investment in the Fiber Business until the closing date and the impact of preliminary purchase price adjustments, which are subject to a post-closing settlement process. During the three and six months ended June 30, 2025, we recognized a loss from disposal of discontinued operations of $252 million and $1,082 million, respectively. Through the completion of the Strategic Fiber Transaction on May 1, 2026, we continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results consisting of our towers operations. Unless otherwise noted, all activities and amounts reported below relate to our continuing operations and exclude activities and amounts related to discontinued operations. See notes 3 and 11 to our condensed consolidated financial statements for a discussion of discontinued operations and our operating segment.
Strategy
As a leading provider of towers in the U.S., our strategy is to create long-term stockholder value via a combination of (1) growing cash flows generated from our existing portfolio of towers, (2) returning a meaningful portion of our cash generated by operating activities to our common stockholders in the form of dividends and share repurchases and (3) investing capital efficiently to grow cash flows and long-term dividends per share. Our strategy is based, in part, on our belief that the U.S. is the most attractive market for tower investment with the greatest long-term growth potential. We measure our efforts to create "long-term stockholder value" by the combined payments of dividends to stockholders and growth in our per-share results. The key elements of our strategy are to:
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
•Investing capital efficiently to grow cash flows (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $102 million for the six months ended June 30, 2026. The capital expenditures predominately related to improvements to existing towers to support additional tenants and purchases of land underneath our towers.
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
◦As of June 30, 2026, our weighted-average remaining term was approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $22.1 billion of expected future cash inflows, exclusive of amounts due under the Master Lease Agreement and underlying agreements with DISH Wireless L.L.C ("DISH"). See "Item 2. MD&A-General Overview-Outlook Highlights" for further discussion.
•Majority of our revenues from large wireless carriers
◦For the six months ended June 30, 2026, approximately 93% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the six months ended June 30, 2026, approximately 90% of our towers Adjusted Site Rental Gross Margin and approximately 80% of our towers Adjusted Site Rental Gross Margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 45% of our towers Adjusted Site Rental Gross Margin.
•Minimal sustaining capital expenditure requirements
◦For the six months ended June 30, 2026, sustaining capital expenditures represented less than 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with all debt having a fixed rate as of June 30, 2026 (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of June 30, 2026, our outstanding debt had a weighted-average interest rate of 3.7% and weighted-average maturity of approximately seven years (assuming the anticipated repayment date in July 2028 on the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2").
◦As of June 30, 2026, 100% of our debt had fixed rate coupons.
◦Our debt service coverage and leverage ratios are within their respective financial maintenance covenants.
•During 2026, we completed the following financing activities (see note 5 to our condensed consolidated financial statements)
◦In February 2026, we repaid in full the $900 million aggregate principal amount of 4.450% senior unsecured notes on the contractual maturity date.
◦During the second quarter of 2026, we used a portion of the cash proceeds received from the completion of the Strategic Fiber Transaction on May 1, 2026 to repay then-outstanding indebtedness, including:
▪All amounts outstanding under the 2016 Revolver and 2016 Term Loan A (collectively, the "2016 Credit Facility"),
▪All Commercial Paper Notes then-outstanding,
▪$750 million aggregate principal amount of 3.700% senior unsecured notes on the contractual maturity date on June 15, 2026, and
▪$530 million face value in open market debt repurchases of various series of unsecured senior notes for $500 million in cash, excluding accrued interest.
◦In July 2026, we repaid in full the $1.0 billion aggregate principal amount of 1.050% senior unsecured notes on the contractual maturity date also using a portion of the cash proceeds received from the completion of the Strategic Fiber Transaction.
◦On May 1, 2026, we entered into a new senior unsecured revolving credit facility with total commitments of $4.5 billion ("2026 Credit Facility"), which replaced the 2016 Credit Facility. See note 5 to our condensed consolidated financial statements.
◦Effective May 1, 2026, our board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorized the us to repurchase up to $1.0 billion of its outstanding common stock. During the second quarter of 2026, using a portion of the proceeds received from the completion of the Strategic Fiber Transaction, we completed the 2026 Stock Repurchase Program, repurchasing approximately 11 million shares of common stock for an aggregate purchase price of $1.0 billion. These shares are held as treasury stock as of June 30, 2026.
•Significant cash flows from operations
◦Net cash provided by operating activities was $1,040 million for the six months ended June 30, 2026.

◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•Returning cash flows provided by operations to stockholders in the form of dividends and share repurchases
◦During the first half of 2026, we paid a cumulative common stock dividend of $2.125 per share, totaling approximately $932 million.
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
◦On February 4, 2026, we initiated a restructuring plan ("2026 Restructuring Plan") as part of our efforts to enhance the efficiency and effectiveness of our tower business by reducing our headcount in continuing operations. We recorded approximately $14 million in charges for the six months ended June 30, 2026, relating to the employee headcount reduction, including severance and other one-time termination benefits. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2026 Restructuring Plan.
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
◦We expect to realize approximately $65 million annualized run-rate savings in operating costs, of which approximately $55 million will be realized in 2026 due to timing. The remaining savings of approximately $10 million will be realized in 2027. We expect to incur aggregate restructuring charges of approximately $25 million in 2026 as a result of the 2026 Restructuring Plan, most of which we expect to incur in the first and second quarters of 2026.
•Following the completion of the Strategic Fiber Transaction on May 1, 2026, we used a portion of the proceeds received from the sale to repay approximately $7.2 billion of outstanding indebtedness, including all amounts then-outstanding under our 2016 Credit Facility and Commercial Paper Program, repayment of the 3.700% and 1.050% senior notes at maturity in June 2026 and July 2026, respectively, and open market debt repurchases of various series of unsecured senior notes. As a result of the completed and anticipated repayments of indebtedness, our 2026 interest expense is expected to decrease compared to 2025.
◦The aforementioned open market repurchases of unsecured senior notes resulted in a gain on retirement of long-term obligations for 2026. In addition, interest income increased as sale proceeds were invested in interest-bearing accounts prior to usage.
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
The Fiber Business was predominately comprised of the assets that we previously reported under the historic Fiber segment. Following the classification of the Fiber Business as discontinued operations, we have one reportable segment that constitutes consolidated results consisting of our towers operations. Following the execution of the Strategic Fiber Agreement, the Fiber Business is treated as discontinued operations for all periods presented, because the disposal represents a strategic shift that will have a material impact on our operating results. As such, the results for all periods presented reflect the Fiber Business as discontinued operations until the closing of the Strategic Fiber Transaction on May 1, 2026. See note 11 to our condensed consolidated financial statements for further discussion of our operating segment.
Highlights of our results of operations for the three months ended June 30, 2026 and 2025 are depicted below.

(In millions of dollars)	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Site rental revenues	$967	$1,008	$(41)	(4)%
Income (loss) from continuing operations	299	265	34	13%
Net income (loss)	94	291	(197)	(68)%
Adjusted EBITDA(a)	675	705	(30)	(4)%
Adjusted Site Rental Gross Margin(a)	723	762	(39)	(5)%
Adjusted Services and Other Gross Margin(a)	23	26	(3)	(12)%

(a)See reconciliations of these non-GAAP financial measures to Net income (loss) and definitions included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $41 million, or 4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was predominately comprised of the factors depicted in the chart below:

(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent, in accordance with GAAP.
(b)Includes $49 million of non-renewals associated with DISH Terminations and $5 million of non-renewals associated with the Sprint Cancellations (as defined below).
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the second quarter of 2026 were $967 million and $723 million, respectively, compared to $1.0 billion and $762 million, respectively, in the same period in the prior year. The decrease of $41 million and $39 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, was primarily due to non-renewals associated with the DISH Terminations and non-renewals associated with the previously disclosed T-Mobile and Sprint network consolidation ("Sprint Cancellations"), as new leasing activity and contractual cash escalators were partially offset by a decline in the associated straight-line accounting adjustment and a decrease in prepaid rent amortization.
Adjusted Services and Other Gross Margin was $23 million for the second quarter of 2026 and decreased by $3 million from $26 million during the same period in the prior year, which is predominately a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other offerings. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the second quarter of 2026 were $97 million and decreased by $2 million, or 2%, from $99 million during the same period in the prior year, primarily related to a decrease in certain employee-related costs following the 2026 Restructuring Plan.
Depreciation, amortization and accretion was $171 million for second quarter of 2026 and decreased by $4 million, or 2%, from the same period in the prior year. This decrease predominately resulted from certain fixed assets becoming fully depreciated.
Interest expense and amortization of deferred financing costs, net were $208 million for the second quarter of 2026 and decreased by $35 million, or 14%, from $243 million during the same period in the prior year. The decrease was primarily driven by lower outstanding indebtedness following the use of a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all then-outstanding indebtedness under our 2016 Credit Facility and Commercial Paper Program, repayment of the 3.700% senior unsecured notes at maturity in June 2026, and open market debt repurchases of certain senior unsecured notes. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
Gains (losses) on retirement of long-term obligations were $24 million for the second quarter of 2026 compared to no gains (losses) during the same period in the prior year. This was driven by the aforementioned open market repurchases of debt completed during the second quarter of 2026 in which we repurchased $530 million face value of various series of unsecured senior notes using $500 million in cash, excluding accrued interest, offset by the write-off of unamortized deferred financing costs of $6 million.
Interest income was $18 million for the second quarter of 2026 compared to $4 million in the second quarter of 2025. Interest income increased primarily due to sale proceeds being invested in interest-bearing accounts prior to usage.
The provision for income taxes was $4 million for the second quarter for both 2026 and 2025. For the second quarter 2026 and 2025, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in the 2025 Form 10-K.
Income (loss) from continuing operations was $299 million for the second quarter of 2026 and increased by $34 million, or 13% from $265 million during the same period in the prior year. This increase was due primarily to the aforementioned decrease in interest expense and amortization of deferred financing costs, net, increases in gains (losses) on retirement of long-term obligations, and increases in interest income, being partially offset by the decrease in Adjusted Site Rental Gross Margin during the three months ended June 30, 2026.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $75 million for the second quarter of 2026 and decreased by $203 million, from $278 million during the second quarter of 2025. The decrease was primarily related to the absence of activity in May and June of 2026 due to the closing of the Strategic Fiber Transaction on May 1, 2026.
Gain (loss) from disposal of discontinued operations was $(280) million for the second quarter of 2026 compared to $(252) million for the second quarter of 2025. The increase in loss recorded for the second quarter of 2026 is predominately attributable to additional investment in the Fiber Business until the closing of the Strategic Fiber Transaction on May 1, 2026, along with the impact of certain preliminary purchase price adjustments, which are subject to a post-closing settlement process.
Net income (loss) was $94 million for the second quarter of 2026 compared to $291 million during the second quarter of 2025. The decrease was primarily due to the income (loss) from discontinued operations, net of tax, being partially offset by income (loss) from continuing operations, both of which are discussed above.
Adjusted EBITDA decreased by $30 million, or 4%, from the second quarter of 2025 to the second quarter of 2026, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin.
Highlights of our results of operations for the six months ended June 30, 2026 and 2025 are depicted below.

(In millions of dollars)	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Site rental revenues	$1,928	$2,019	$(91)	(5)%
Income (loss) from continuing operations	520	549	(29)	(5)%
Net income (loss)	245	(173)	418	N/A
Adjusted Site Rental Gross Margin(a)	1,448	1,538	(90)	(6)%
Adjusted Services and Other Gross Margin(a)	47	50	(3)	(6)%
Adjusted EBITDA(a)	1,350	1,428	(78)	(5)%

(a)See reconciliations of these non-GAAP financial measures to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $91 million, or 5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was predominately comprised of the factors depicted in the chart below:

(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our towers and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Includes $98 million of non-renewals associated with DISH Terminations and $10 million of non-renewals associated with the Sprint Cancellations.
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the first six months of 2026 were $1.9 billion and $1.4 billion, respectively, compared to $2.0 billion and $1.5 billion, respectively, in the same period in the prior year. The decreases of $91 million and $90 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, were primarily due to higher non-renewals as a result of the DISH Terminations and non-renewals associated with the Sprint Cancellations, as new leasing activity and contractual cash escalators were partially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $47 million for the first six months of 2026 and decreased by $3 million from $50 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first six months of 2026 were $187 million and decreased by $5 million, or 3%, from $192 million during the same period in the prior year. This decrease was primarily related to a decrease in employee costs as a result of our aforementioned restructuring activities.
Depreciation, amortization and accretion was $343 million for the first six months of 2026 and decreased by $9 million, or 3%, from the same period in the prior year. This decrease predominately resulted from certain fixed assets becoming fully depreciated.
There were $14 million in restructuring charges recorded in the first six months of 2026 related to the 2026 Restructuring Plan compared to no charges recorded during the same period in the prior year. See note 13 to our condensed consolidated financial statements for discussion of the 2026 Restructuring Plan.

Interest expense and amortization of deferred financing costs, net were $450 million for the first six months of 2026 and decreased by $29 million, or 6%, from $479 million during the same period in the prior year. The decrease was primarily driven by lower outstanding indebtedness following the use of a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all then-outstanding indebtedness under our 2016 Credit Facility and Commercial Paper Program, repayment of the 3.700% senior unsecured notes at maturity in June 2026, and open market debt repurchases of certain senior unsecured notes. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
Gains (losses) on retirement of long-term obligations were $24 million for the first six months of 2026 compared to no gains (losses) during the same period in the prior year. This was driven by the aforementioned open market repurchases of debt completed during the second quarter of 2026 in which we repurchased $530 million face value of various series of unsecured senior notes using $500 million in cash, excluding accrued interest, offset by the write-off of unamortized deferred financing costs of $6 million.
Interest income was $22 million for the first six months of 2026 compared to $7 million in the first six months of 2025. Interest income increased primarily due to sale proceeds being invested in interest-bearing accounts prior to usage.
The provision for income taxes was $9 million for the first six months of both 2026 and 2025. For both periods, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in the 2025 Form 10-K.
Income (loss) from continuing operations was $520 million for the first six months of 2026 compared to $549 million during the same period in the prior year. The decrease was primarily related to the aforementioned decrease in Adjusted Site Rental Gross Margin and increase in restructuring charges, which were partially offset by the aforementioned decreases in interest expense and amortization of deferred financing costs, net, increases in gains (losses) on retirement of long-term obligations, and increases in interest income.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $350 million for the first six months of 2026 compared to $360 million during the same period in the prior year. The decrease was driven by the absence of activity in May and June of 2026 due to the closing of the Strategic Fiber Transaction on May 1, 2026, offset by the absence of depreciation and amortization expense during the first six months of 2026 compared to two and a half months of depreciation and amortization expense during the first six months of 2025 prior to the reclassification of the Fiber Business to "held for sale" which occurred on March 13, 2025. See "Item 2. MD&A—General Overview—Overview."
Gain (loss) from disposal of discontinued operations was $(625) million for the first six months of 2026 compared to $(1.1) billion during the same period in the prior year. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss in the first six months of 2025 was primarily related to the initial valuation allowance recorded in first quarter of 2025 upon reclassification of the Fiber Business as "held for sale" as well as continued ongoing investment in the Fiber Business during the second quarter of 2025. The loss in the first six months of 2026 related to the continued investment in the Fiber Business until the closing of the Strategic Fiber Transaction on May 1, 2026, as well as the impact of certain preliminary purchase price adjustments, which are subject to a post-closing settlement process.
Net income (loss) was $245 million for the first six months of 2026 compared to $(173) million during the first six months of 2025. The increase was primarily due to the change in income (loss) from discontinued operations, net of tax discussed above.
Adjusted EBITDA decreased by $78 million, or 5%, from the first six months of 2025 to the first six months of 2026, reflecting the aforementioned decrease in Adjusted Site Rental Gross Margin, partially offset by the aforementioned decrease in selling, general and administrative expenses.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. These investments include the acquisition of land interests, making improvements and structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Prior to the completion of the Strategic Fiber Transaction on May 1, 2026, we invested a significant percentage of our discretionary investments in the Fiber Business. See note 3 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview" for further discussion of the sale of the Fiber Business. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our senior unsecured revolving credit facility ("2026 Revolver"), issuances under our commercial paper program ("CP Program"), debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program, as defined below in "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities". See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our 2026 Revolver. We may also utilize shares held in treasury for future corporate purposes, including potential equity issuances, which provides additional flexibility in managing our capital resources.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital, and we expect to maintain an investment grade credit profile. As of June 30, 2026, our contractual debt maturities over the next 12 months, consisted of (1) the 1.050% senior unsecured notes due July 2026 ("1.050% Senior Notes"), (2) the 4.000% senior unsecured notes due March 2027 ("4.000% Senior Notes"), (3) the 2.900% senior unsecured notes due March 2027 ("2.900% Senior Notes") and (4) principal payments on certain outstanding debt. Subsequent to June 30, 2026, we repaid in full the 1.050% Senior Notes on the maturity date in July 2026 using proceeds from the Strategic Fiber Transaction. Amounts available under our CP Program may be issued and repaid from time to time and we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also the 2025 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2026. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$1,254
Undrawn 2026 Revolver availability(b)	4,461
Debt and other long-term obligations (current and non-current)	18,239
Total equity (deficit)	(3,270)

(a)Inclusive of $5 million included within "Other assets, net" on our condensed consolidated balance sheet.
(b)Availability at any point in time is subject to certain restrictions based on the maintenance of financial covenants contained in our 2026 Credit Facility. At any point in time, we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements.
As of June 30, 2026, over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2026 Credit Facility, (4) issuances under our CP Program, and (5) issuances of equity from our treasury shares or pursuant to our 2024 ATM Program or any similar successor program. Our liquidity uses are expected to include (1) maturing debt obligations of $2.2 billion (consisting of 1.050% Senior Notes, the 4.000% Senior Notes, the 2.900% Senior Notes and principal payments on certain outstanding debt), (2) common stock dividend payments, subject to declaration by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend" included in the 2025 Form 10-K), and (3) capital expenditures. We may also purchase shares of our common stock.
•Amounts available under our CP Program may be issued and repaid from time to time and we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
•Historically, from time to time, we have accessed the capital markets to issue debt and equity.
•See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of interest rate risk and note 5 to our condensed consolidated financial statements for a tabular presentation of our debt maturities and a discussion of anticipated repayment dates.
Summary Cash Flow Information

	Six Months Ended June 30,
(In millions of dollars)	2026	2025	Change
Net cash provided by (used for):
Operating activities	$1,040	$1,473	$(433)
Investing activities	7,973	(523)	8,496
Financing activities	(8,067)	(971)	(7,096)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents(a)	$946	$(21)	$967

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations until the closure of the Strategic Fiber Transaction on May 1, 2026.
Operating Activities
Net cash provided by operating activities of $1.0 billion for the first six months of 2026 decreased by $433 million, or 29%, compared to the first six months of 2025, due primarily to a net decrease in net cash provided by operating activities from discontinued operations as a result of the completion of the Strategic Fiber Transaction on May 1, 2026, and we no longer operate the Fiber Business. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash provided by investing activities of $8.0 billion for the first six months of 2026 increased by $8.5 billion from the first six months of 2025 primarily as a result of an increase in net cash provided by investing activities from discontinued operations, resulting from the $8.4 billion in aggregate net cash proceeds received from the sale of the Fiber Business, offset by a decrease in capital expenditures for our discontinued operations as the Strategic Fiber Transaction was completed on May 1, 2026.
Our capital expenditures are categorized as discretionary or sustaining as described below.
•Discretionary capital expenditures relating to continuing operations are those made with respect to activities which we believe exhibit sufficient potential to enhance long-term stockholder value. These primarily consist of expansion or development of our towers (including capital expenditures related to (1) enhancing towers in order to add new tenants for the first time or support subsequent tenant equipment augmentations or (2) modifying the structure of a tower asset to accommodate additional tenants) and construction of new towers. Discretionary capital expenditures also include purchases of land interests (which primarily relate to land assets under towers as we seek to manage our interests in the land beneath our towers), certain technology-related investments necessary to support and scale future customer demand for our towers, improvements to non-tower structures and other assets located on our tower sites, and other capital projects. The expansion or development of existing towers to accommodate new leasing typically varies based on, among other factors: (1) the type of tower, (2) the scope, volume, and mix of work performed on the tower, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative uses of cash, such as payments of dividends and investments.
•Sustaining capital expenditures consist of those capital expenditures not otherwise categorized as discretionary capital expenditures, such as (1) maintenance capital expenditures on our tower assets that enable our tenants' ongoing quiet enjoyment of the tower and (2) ordinary corporate capital expenditures.
A summary of our capital expenditures for continuing operations for the six months ended June 30, 2026 and 2025 is as follows:

	For the Six Months Ended
(In millions of dollars)	June 30, 2026	June 30, 2025
Discretionary:
Tower improvements and other capital projects(a)	$34	$33
Purchases of land interests	68	34
Sustaining	14	13
Total	$116	$80

(a)Includes $4 million and $3 million of capital expenditures incurred during the six months ended June 30, 2026 and 2025, respectively, in connection with tenant installations and upgrades on our towers.
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
Net cash used for financing activities of $8.1 billion for the first six months of 2026 increased by $7.1 billion from the first six months of 2025 as a result of the 2026 Stock Repurchase Program and repayments of indebtedness using a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all outstanding indebtedness under our 2016 Credit Facility and Commercial Paper Program, repayment of the 4.450% and 3.700% senior unsecured notes at maturity in February 2026 and June 2026, respectively, and open market debt repurchases of certain senior unsecured notes. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 5 and 10 to our condensed consolidated financial statements for further information.

Credit Facility. In connection with the completion of the Strategic Fiber Transaction on May 1, 2026, we repaid all then-outstanding indebtedness under the 2016 Credit Facility and entered into the 2026 Revolving Credit Facility, a senior unsecured revolving credit facility with total commitments of $4.5 billion that matures in May 2031. The 2026 Credit Facility replaces the 2016 Credit Facility. The proceeds from our 2026 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of August 3, 2026, we had no outstanding balance and $4.5 billion in undrawn availability under our 2026 Credit Facility. At any point in time, we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements for additional information regarding our 2026 Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of August 3, 2026, there was $100 million outstanding under our CP Program. See note 5 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 7. MD&A—General Overview", "MD&A—Liquidity and Capital Resources—Overview—Liquidity Position", note 5 to our condensed consolidated financial statements and note 8 of our consolidated financial statements in the 2025 Form 10-K for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock Activity. During the three months ended June 30, 2026, we completed the 2026 Stock Repurchase Program using a portion of the proceeds from the Strategic Fiber Transaction, repurchasing approximately 11 million shares of common stock for an aggregate purchase price of $1.0 billion. See note 10 our condensed consolidated financial statements for further information regarding our 2026 Stock Repurchase Program, common stock and dividends. The shares that have been repurchased under the 2026 Stock Repurchase Program are held as treasury stock as of June 30, 2026.
ATM Program. In March 2024, we established a new "at-the-market" stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million ("2024 ATM"). Sales under the 2024 ATM Program may be made by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any sales under the 2024 ATM Program for general corporate purposes, which may include (1) the funding of future acquisitions or investments or (2) the repayment or repurchase of any outstanding indebtedness. We have not sold any shares of common stock under the 2024 ATM Program.
Debt Covenants. Our 2026 Credit Facility contains financial maintenance covenants. We are currently in compliance with these financial maintenance covenants and, based upon our current expectations, we believe we will continue to comply with our financial maintenance covenants. In addition, certain of our debt agreements contain restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. See the 2025 Form 10-K and note 5 to our condensed consolidated financial statements for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$94	$291	$245	$(173)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	2	2	5	4
Depreciation, amortization and accretion	171	175	343	352
Restructuring charges	—	—	14	—
Amortization of prepaid lease purchase price adjustments	3	4	7	8
Interest expense and amortization of deferred financing costs, net	208	243	450	479
(Gains) losses on retirement of long-term obligations	(24)	—	(24)	—
Interest income	(18)	(4)	(22)	(7)
Other (income) expense	1	(2)	2	(3)
(Benefit) provision for income taxes	4	4	9	9
Stock-based compensation expense, net	28	18	47	36
(Income) loss from discontinued operations, net of tax	205	(26)	275	722
Adjusted EBITDA(a)	$675	$705	$1,350	$1,428

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025	2026	2025
Net income (loss)	$94	$291	$245	$(173)
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(41)	(52)	(90)	(102)
Services and other costs of operations	19	27	45	55
Selling, general and administrative expenses	97	99	187	192
Asset write-down charges	2	2	5	4
Depreciation, amortization and accretion	171	175	343	352
Restructuring charges	—	—	14	—
Amortization of prepaid lease purchase price adjustments	3	4	7	8
Interest expense and amortization of deferred financing costs, net	208	243	450	479
(Gain) loss on retirement of long-term obligations	(24)	—	(24)	—
Interest income	(18)	(4)	(22)	(7)
Other (income) expense	1	(2)	2	(3)
(Benefit) provision for income taxes	4	4	9	9
Stock-based compensation expense, net recorded in site rental costs of operations	1	1	2	2
(Income) loss from discontinued operations, net of tax	205	(26)	275	722
Adjusted Site Rental Gross Margin	$723	$762	$1,448	$1,538

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025	2026	2025
Net income (loss)	$94	$291	$245	$(173)
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(967)	(1,008)	(1,928)	(2,019)
Site rental costs of operations(a)	249	251	489	491
Selling, general and administrative expenses	97	99	187	192
Asset write-down charges	2	2	5	4
Depreciation, amortization and accretion	171	175	343	352
Restructuring charges	—	—	14	—
Interest expense and amortization of deferred financing costs, net	208	243	450	479
(Gain) loss on retirement of long-term obligations	(24)	—	(24)	—
Interest income	(18)	(4)	(22)	(7)
Other (income) expense	1	(2)	2	(3)
(Benefit) provision for income taxes	4	4	9	9
Stock-based compensation expense, net recorded in services and other costs of operations	1	1	2	3
(Income) loss from discontinued operations, net of tax	205	(26)	275	722
Adjusted Services and Other Gross Margin	$23	$26	$47	$50
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
Interest Rate Risk.
Our interest rate risk as of June 30, 2026 relates primarily to the impact of interest rate movements for potential future borrowings of incremental debt, including borrowings under our 2026 Credit Facility and issuances under our CP Program.
We currently have no floating rate debt outstanding as of June 30, 2026. See also "Item 1A. Risk Factors" in the 2025 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of June 30, 2026, we had no floating rate debt outstanding; as a result, any hypothetical unfavorable fluctuation in market interest rates on our existing debt would not impact our interest expense.
Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of June 30, 2026. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment date of certain debt (see footnotes (b) and (d) hereto). See notes 5 and 6 to our condensed consolidated financial statements and the 2025 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$1,021	$2,236	$2,589	$2,361	$733	$9,413	$18,353	$17,024
Average interest rate(b)(c)(d)	1.1%	3.5%	4.5%	4.5%	3.3%	4.1%	3.9%
Variable rate(e)	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate(e)	—%	—%	—%	—%	—%	—%	—%

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
(e)We have no floating rate debt outstanding as of June 30, 2026.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of June 30, 2026, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
On May 1, 2026, the Company completed the sale of its Fiber Business. In connection with the sale, the Company evaluated the impact on its control framework, which resulted in changes in certain processes, systems and internal controls over financial reporting related to the operation of the Company's continuing operations. Except for changes related to the sale of its Fiber Business, there were no other changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On May 1, 2026, we completed the previously announced sale of our Fiber Business. As a result of the completion of this transaction, the risks described under "Risks Relating to Our Pending Sale of the Fiber Business" in our 2025 Form 10-K are no longer applicable. Additionally, the risk factor titled "Our Fiber business model contains certain differences from our Towers business model, resulting in different operational risks. If we do not successfully operate our Fiber business model or identify or manage the related operational risks through the closing of the Strategic Fiber Transaction, such operations may produce results that are lower than anticipated." under "Risks Relating to Our Business and Industry" is also no longer applicable.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock during the first six months of 2026:

(amounts in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/2026 - 5/31/2026	5	$90.45	5	$525
6/1/2026 - 6/30/2026	6	87.08	6	—
Total	11	$88.65	11	$—

(a)Effective May 1, 2026, the Company's board of directors authorized the 2026 Stock Repurchase Program that authorized the Company to repurchase up to $1.0 billion of its outstanding common stock. During the three months ended June 30, 2026, the Company completed $1.0 billion of repurchases pursuant to the 2026 Stock Repurchase Program.
ITEM 5.OTHER INFORMATION
During the fiscal three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1**	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Crown Castle Inc., dated May 21, 2025	8-K	001-16441	May 21, 2025	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
10.1	Credit Agreement dated as of May 1, 2026, among Crown Castle Inc., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-16441	May 1, 2026	10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL	—	—	—	—

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

CROWN CASTLE INC.

Date:	August 5, 2026	By:	/s/ SUNIT S. PATEL
Sunit S. Patel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2026	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)