Form 10-Q
period 2026-09-30
CROWN CASTLE INC.
filed 2026-11-04
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at November 2, 2026: 425,481,189

CROWN CASTLE INC. AND SUBSIDIARIES
Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include our full year 2026 outlook and plans, projections, expectations and estimates regarding (1) our strategy, the value of our business model and ability to generate long-term stockholder returns, (2) demand for our towers, including factors driving such demand, (3) the growth potential of the U.S. market for towers, (4) demand for data and factors driving such demand, (5) tenants' investment to improve network quality and expand capacity, (6) our ability to service our debt and comply with debt covenants, (7) the level of commitments under our debt instruments, (8) our ability to remain qualified as a real estate investment trust ("REIT"), (9) site rental revenues, (10) sources and uses of liquidity, (11) impact from the DISH Terminations (as defined below), (12) drivers of cash flow growth, (13) dividends, (14) discretionary and sustaining capital expenditures, (15) restructuring plans, including the timing and scope thereof, and the benefits, costs and charges associated therewith, (16) growth of our core business, (17) potential land acquisitions under our towers and construction of new towers, (18) our claims against DISH, including amounts ultimately recoverable and avenues for such recovery and timing, (19) our debt and potential future borrowings, and (20) maintenance of an investment grade credit profile. Dividends remain subject to the approval of our board of directors, which has the discretion to determine whether to declare dividends and the amounts and timing of the dividends.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in millions, except par values)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$133	$99
Restricted cash and cash equivalents	167	170
Receivables, net	110	172
Prepaid expenses	90	79
Current portion of deferred site rental receivables	172	167
Other current assets	23	23
Current assets of discontinued operations (note 3)	—	434
Total current assets	695	1,144
Deferred site rental receivables	2,253	2,288
Property and equipment, net of accumulated depreciation of $11,192 and $10,841, respectively	6,104	6,273
Operating lease right-of-use assets	5,460	5,473
Goodwill	5,127	5,127
Site rental contracts and tenant relationships, net	704	834
Other intangible assets, net	27	27
Other assets, net	240	61
Non-current assets of discontinued operations (note 3)	—	10,291
Total assets	$20,610	$31,518

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63	$71
Accrued interest	138	235
Deferred revenues	137	192
Other accrued liabilities	170	168
Current maturities of debt and other obligations	2,238	2,783
Current portion of operating lease liabilities	258	268
Current liabilities of discontinued operations (note 3)	—	762
Total current liabilities	3,004	4,479
Debt and other long-term obligations	15,558	21,554
Operating lease liabilities	4,868	4,961
Other long-term liabilities	604	607
Non-current liabilities of discontinued operations (note 3)	—	1,552
Total liabilities	24,034	33,153
Commitments and contingencies (note 9)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 1,200 shares authorized; September 30, 2026—437 shares issued and 426 outstanding, and December 31, 2025—435 shares issued and outstanding	4	4
Additional paid-in capital	18,586	18,527
Treasury stock, at cost; September 30, 2026—11 shares, and December 31, 2025—0 shares	(1,000)	—
Accumulated other comprehensive income (loss)	(5)	(5)
Dividends/distributions in excess of earnings	(21,009)	(20,161)
Total equity (deficit)	(3,424)	(1,635)
Total liabilities and equity (deficit)	$20,610	$31,518

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Site rental	$966	$1,012	$2,894	$3,031
Services and other	29	60	119	162
Net revenues	995	1,072	3,013	3,193
Operating expenses:
Costs of operations:(a)
Site rental	248	250	737	741
Services and other	13	30	58	84
Selling, general and administrative	82	97	269	289
Asset write-down charges	1	3	6	7
Depreciation, amortization and accretion	180	167	523	520
Restructuring charges	6	—	20	—
Total operating expenses	530	547	1,613	1,641
Operating income (loss)	465	525	1,400	1,552
Interest expense and amortization of deferred financing costs, net	(177)	(247)	(627)	(726)
Gains (losses) on retirement of long-term obligations	—	—	24	—
Interest income	3	3	25	10
Other income (expense)	(3)	—	(5)	3
Income (loss) from continuing operations before income taxes	288	281	817	839
Benefit (provision) for income taxes	(5)	(4)	(14)	(13)
Income (loss) from continuing operations	283	277	803	826
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	—	277	350	637
Gain (loss) from disposal of discontinued operations	—	(231)	(625)	(1,313)
Income (loss) from discontinued operations, net of tax	—	46	(275)	(676)
Net income (loss)	283	323	528	150
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	—	1
Total other comprehensive income (loss)	—	1	—	1
Comprehensive income (loss)	$283	$324	$528	$151
Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.67	$0.64	$1.86	$1.89
Income (loss) from discontinued operations, basic	—	0.10	(0.64)	(1.55)
Net income (loss)—basic	$0.67	$0.74	$1.22	$0.34
Income (loss) from continuing operations, diluted	$0.67	$0.64	$1.86	$1.89
Income (loss) from discontinued operations, diluted	—	0.10	(0.64)	(1.55)
Net income (loss)—diluted	$0.67	$0.74	$1.22	$0.34
Weighted-average common shares outstanding:
Basic	426	435	432	435
Diluted	426	437	433	436

(a)Exclusive of depreciation, amortization and accretion, shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In millions of dollars)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$528	$150
(Income) loss from discontinued operations before (gain) loss from disposal, net of tax	(350)	(637)
(Gain) loss from disposal of discontinued operations	625	1,313
Income (loss) from continuing operations	803	826
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	523	520
(Gains) losses on retirement of long-term obligations	(24)	—
Amortization of deferred financing costs and other non-cash interest	20	24
Stock-based compensation expense, net	65	55
Asset write-down charges	6	7
Deferred income tax (benefit) provision	5	1
Other non-cash adjustments, net	—	(4)
Net cash provided by (used for) operating activities from discontinued operations	108	897
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(97)	(84)
Increase (decrease) in accounts payable	—	15
Increase (decrease) in other liabilities	(83)	(42)
Decrease (increase) in receivables	16	5
Decrease (increase) in other assets	(246)	(33)
Net cash provided by (used for) operating activities	1,096	2,187
Cash flows from investing activities:
Capital expenditures	(182)	(123)
Other investing activities, net	—	5
Net cash provided by (used for) investing activities from discontinued operations(a)	8,089	(687)
Net cash provided by (used for) investing activities	7,907	(805)
Cash flows from financing activities:
Principal payments on debt and other long-term obligations	(56)	(89)
Purchases and redemptions of long-term debt	(4,191)	(1,200)
Borrowings under revolving credit facility	1,800	900
Payments under revolving credit facility	(2,295)	—
Net issuances (repayments) under commercial paper program	(1,831)	605
Payments for financing costs	(6)	—
Purchases of common stock	(1,043)	(23)
Dividends/distributions paid on common stock	(1,384)	(1,615)
Net cash provided by (used for) financing activities	(9,006)	(1,422)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(3)	(40)
Effect of exchange rate changes	—	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(b)	308	295
Cash and cash equivalents and restricted cash and cash equivalents at end of period(c)	$305	$255

(a)Represents $8.4 billion of net cash proceeds from the sale of the Fiber Business, which was completed on May 1, 2026, partially offset by capital expenditures from discontinued operations. See note 3.
(b)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations. See note 12.
(c)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations for the period ended September 30, 2025.

See notes to condensed consolidated financial statements.

CROWN CASTLE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Amounts in millions) (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Dividends/Distributions in Excess of Earnings
	Shares	($0.01 Par)					Total
Balance, June 30, 2026	426	$4	$18,570	$(1,000)	$(5)	$(20,839)	$(3,270)
Stock-based compensation related activity, net of forfeitures	—	—	17	—	—	—	17
Purchases and retirement of common stock	—	—	(1)	—	—	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(453)	(453)
Net income (loss)	—	—	—	—	—	283	283
Balance, September 30, 2026	426	$4	$18,586	$(1,000)	$(5)	$(21,009)	$(3,424)

Balance, June 30, 2025	435	$4	$18,463	$—	$(5)	$(19,844)	$(1,382)
Stock-based compensation related activity, net of forfeitures	—	—	34	—	—	—	34
Purchases and retirement of common stock	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	(469)	(469)
Net income (loss)	—	—	—	—	—	323	323
Balance, September 30, 2025	435	$4	$18,497	$—	$(4)	$(19,990)	$(1,493)

Balance, December 31, 2025	435	$4	$18,527	$—	$(5)	$(20,161)	$(1,635)
Stock-based compensation related activity, net of forfeitures	2	—	102	—	—	—	102
Purchases and retirement of common stock	—	—	(43)	—	—	—	(43)
Purchases of treasury stock	(11)	—	—	(1,000)	—	—	(1,000)
Other comprehensive income (loss)(a)	—	—	—	—	—	—	—
Common stock dividends/distributions	—	—	—	—	—	(1,376)	(1,376)
Net income (loss)	—	—	—	—	—	528	528
Balance, September 30, 2026	426	$4	$18,586	$(1,000)	$(5)	$(21,009)	$(3,424)

Balance, December 31, 2024	435	$4	$18,393	$—	$(5)	$(18,525)	$(133)
Stock-based compensation related activity, net of forfeitures	—	—	127	—	—	—	127
Purchases and retirement of common stock	—	—	(23)	—	—	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)(a)	—	—	—	—	1	—	1
Common stock dividends/distributions	—	—	—	—	—	(1,615)	(1,615)
Net income (loss)	—	—	—	—	—	150	150
Balance, September 30, 2025	435	$4	$18,497	$—	$(4)	$(19,990)	$(1,493)

(a)See the condensed consolidated statement of operations and comprehensive income (loss) for the components of other comprehensive income (loss).

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
The Company owns, operates and leases approximately 40,000 towers, including the associated land underneath, and other structures, such as rooftops, (collectively, "towers") that are geographically dispersed throughout the U.S. The Company's customers on its towers are referred to herein as "tenants." The Company provides access, including space or capacity, to its towers via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts").
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

As the aforementioned sale represents a material strategic shift for the Company, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented until the completion of the Strategic Fiber Transaction on May 1, 2026. Related to the classification of the Fiber Business as "held for sale", the Company recognized no loss from disposal of discontinued operations for the three months ended September 30, 2026 compared to $231 million for the three months ended September 30, 2025, and $625 million and $1.3 billion for the nine months ended September 30, 2026 and 2025, respectively. See note 3 to our condensed consolidated financial statements for a further discussion of discontinued operations.

During the third quarter of 2026, the Company paid $275 million in connection with a modification of certain leases related to a portfolio of previously acquired towers and an extension of the tenant's lease term for those sites. The Company allocated $90 million to "Operating lease right-of-use assets" and $185 million to "Other current assets" and "Other assets, net" on the Company's condensed consolidated balance sheet. These allocated amounts will be amortized to "Site rental cost of operations" and as a reduction to "Site rental revenues", respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss) over the associated lease term.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company as of September 30, 2026, the condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated cash flows for

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in millions, except per share amounts)
the nine months ended September 30, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2026, had a material impact on the Company's condensed consolidated financial statements.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

The Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented through the completion of the Strategic Fiber Transaction. Related to the classification of the Fiber Business as "held for sale", the Company recorded no loss from disposal of discontinued operations for the three months ended September 30, 2026 compared to $231 million for the three months ended September 30, 2025, and $625 million and $1.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss is included in "Gain (loss) from disposal of discontinued operations" in the condensed consolidated statement of operations and comprehensive income (loss). Due to the Company's REIT tax filing status, there is no tax benefit recognized related to the loss from disposal of the Fiber Business.
The historic Fiber segment was previously a separate reportable segment of the Company. The Company's Fiber reportable segment is treated as discontinued operations for all periods presented, because the disposal represents a strategic shift that had a material impact on the Company's operating results.
As a result of the completion of the Strategic Fiber Transaction on May 1, 2026, the Company had no assets or liabilities of discontinued operations as of September 30, 2026. The tables below set forth the assets and liabilities related to discontinued operations as of December 31, 2025, and results of operations related to discontinued operations for the three and nine months ended September 30, 2026 and 2025. See note 11 to the Company's condensed consolidated financial statements for information regarding its reportable segment.

December 31, 2025
ASSETS
Current assets:
Receivables, net	$324
Other current assets(a)	110
Total current assets	434
Property and equipment(b)	9,766
Other intangible assets, net(b)	1,706
Operating lease right-of-use assets and other assets, net(b)	326
Valuation allowance for assets held for sale	(1,507)
Total assets	$10,725
LIABILITIES
Current liabilities:
Accounts payable	$156
Deferred revenues	355
Operating lease liabilities and other accrued liabilities	242
Current maturities of debt and other obligations	9
Total current liabilities	762
Debt and other long-term obligations	20
Operating lease liabilities	168
Deferred revenue and other long-term liabilities	1,364
Total liabilities	$2,314

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$—	$552	$756	$1,620
Operating expenses(b)	—	273	404	978
Income (loss) from discontinued operations before income taxes	—	279	352	642
Benefit (provision) for income taxes	—	(2)	(2)	(5)
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	$—	$277	$350	$637

(a)As of December 31, 2025, inclusive of $34 million, in cash and cash equivalents and restricted cash and cash equivalents.
(b)Following the classification of the Fiber Business as "held for sale", the Company ceased depreciation and amortization of long-lived assets included in discontinued operations. For the nine months ended September 30, 2025, the Company recorded $204 million of depreciation and amortization expense associated with the Fiber Business.
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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

Additional Information on Revenues
As of January 1, 2026, and September 30, 2026, $437 million and $364 million of unrecognized revenues, respectively, were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2026, approximately $84 million of the January 1, 2026, unrecognized revenues balance was recognized as revenues. As of January 1, 2025, $430 million of unrecognized revenues were reported in "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2025, approximately $96 million of the January 1, 2025, unrecognized revenues balance was recognized as revenues.
The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant contracts in effect as of September 30, 2026.

	Three Months Ending December 31,	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Contracted amounts(a)(b)	$974	$3,917	$3,808	$3,217	$3,069	$9,732	$24,717

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

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

5.Debt and Other Obligations
The table below sets forth the Company's debt and other obligations as of September 30, 2026.

	Original Issue Date		Final Maturity Date(a)		Balance as of September 30, 2026		Balance as of December 31, 2025		Stated Interest Rate as of September 30, 2026(a)(b)
Secured Notes, Series 2009-1, Class A-2	July 2009		Aug. 2029		$20		$26		9.0%
Tower Revenue Notes, Series 2018-2	July 2018		July 2048	(c)	748		748		4.2%
Installment purchase liabilities and finance leases	Various	(d)	Various	(d)	264	(e)	258	(e)	Various	(d)
Total secured debt					1,032		1,032
2016 Revolver	Jan. 2016		July 2027	(f)	—	(f)	945		N/A
2026 Revolver	May 2026		May 2031		450	(g)	—		4.9%	(h)
2016 Term Loan A	Jan. 2016		July 2027	(f)	—	(f)	1,056		N/A
Commercial Paper Notes	N/A	(i)	N/A	(i)	100	(i)	1,931		4.4%
4.450% Senior Notes	Feb. 2016		Feb. 2026		—	(j)	900		4.5%
3.700% Senior Notes	May 2016		June 2026		—	(k)	750		3.7%
1.050% Senior Notes	Feb. 2021		July 2026		—	(l)	999		1.1%
4.000% Senior Notes	Feb. 2017		Mar. 2027		500		499		4.0%
2.900% Senior Notes	Mar. 2022		Mar. 2027		717		748		2.9%
3.650% Senior Notes	Aug. 2017		Sept. 2027		978		998		3.7%
5.000% Senior Notes	Jan. 2023		Jan. 2028		974		996		5.0%
3.800% Senior Notes	Jan. 2018		Feb. 2028		977		997		3.8%
4.800% Senior Notes	Apr. 2023		Sept. 2028		595		596		4.8%
4.300% Senior Notes	Feb. 2019		Feb. 2029		555		597		4.3%
5.600% Senior Notes	Dec. 2023		June 2029		692		744		5.6%
4.900% Senior Notes	Aug. 2024		Sept. 2029		542		545		4.9%
3.100% Senior Notes	Aug. 2019		Nov. 2029		530		547		3.1%
3.300% Senior Notes	Apr. 2020		July 2030		704		743		3.3%
2.250% Senior Notes	June 2020		Jan. 2031		1,038		1,094		2.3%
2.100% Senior Notes	Feb. 2021		Apr. 2031		975		993		2.1%
2.500% Senior Notes	June 2021		July 2031		721		745		2.5%
5.100% Senior Notes	Apr. 2023		May 2033		734		744		5.1%
5.800% Senior Notes	Dec. 2023		Mar. 2034		699		743		5.8%
5.200% Senior Notes	Aug. 2024		Sept. 2034		641		690		5.2%
2.900% Senior Notes	Feb. 2021		Apr. 2041		1,206		1,236		2.9%
4.750% Senior Notes	May 2017		May 2047		345		345		4.8%
5.200% Senior Notes	Feb. 2019		Feb. 2049		392		396		5.2%
4.000% Senior Notes	Aug. 2019		Nov. 2049		337		346		4.0%
4.150% Senior Notes	Apr. 2020		July 2050		484		491		4.2%
3.250% Senior Notes	June 2020		Jan. 2051		878		891		3.3%
Total unsecured debt					16,764		23,305
Total debt and other obligations					17,796		24,337
Less: current maturities of debt and other obligations					2,238		2,783
Non-current portion of debt and other long-term obligations					$15,558		$21,554

(a)See the 2025 Form 10-K, including note 8 to the consolidated financial statements, for additional information regarding the maturity and principal amortization provisions and interest rates relating to the Company's indebtedness.
(b)Represents the weighted-average stated interest rate, as applicable.
(c)If the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2") is not paid in full on or prior to July 2028, the anticipated repayment date, then Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay the principal, and additional interest (of an approximately 5% per annum) will accrue on such notes. The Tower Revenue Notes, Series 2018-2, are prepayable at par if voluntarily repaid within eighteen months of the anticipated repayment date; earlier prepayment may require additional consideration.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(d)The Company's installment purchases primarily relate to land and bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(e)For the periods ended September 30, 2026, and December 31, 2025, reflects $5 million, respectively for both periods in finance lease obligations (primarily related to vehicles).
(f)In May 2026, the Company repaid all outstanding borrowings under and terminated the commitments under the 2016 Term Loan A and the 2016 Revolver.
(g)As of September 30, 2026, the undrawn availability under the Company's senior unsecured revolving credit facility ("2026 Revolver") was $4.0 billion.
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
Scheduled Principal Payments and Final Maturities
The following are the scheduled principal payments and final maturities of the total debt and other long-term obligations of the Company outstanding as of September 30, 2026, which do not consider the principal payments that will commence following the anticipated repayment date on the Tower Revenue Notes, Series 2018-2.

	Three Months Ending December 31,	Years Ending December 31,					Total Cash Obligations	Unamortized Adjustments, Net	Total Debt and Other Obligations Outstanding
	2026	2027	2028	2029	2030	Thereafter
Scheduled principal payments and final maturities	$111	$2,238	$2,590	$2,362	$734	$9,869	$17,904	$(108)	$17,796
Interest Expense and Amortization of Deferred Financing Costs, Net
The components of interest expense and amortization of deferred financing costs, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on debt obligations	$171	$244	$612	$715
Amortization of deferred financing costs and adjustments on long-term debt	6	8	20	24
Capitalized interest	—	(5)	(5)	(13)
Total	$177	$247	$627	$726
Purchases and Redemptions of Long-Term Debt
On May 1, 2026, the Company's board of directors authorized the repayment, prepayment, repurchase (in the open market, through private negotiations or otherwise) or redemption of up to an aggregate of $7.2 billion of the Company's outstanding indebtedness using a portion of the proceeds received from the completion of the Strategic Fiber Transaction. In accordance with this authorization the Company repaid all then-outstanding amounts owed under the 2016 Credit Facility, as discussed further below, and Commercial Paper Notes, and repaid in full the 3.700% Senior Notes and 1.050% Senior Notes on their contractual maturity dates in June 2026 and July 2026, respectively.
In addition, during the nine months ended September 30, 2026, the Company repurchased approximately $530 million aggregate principal amount of various series of certain outstanding unsecured senior notes through open market transactions ("Open Market Debt Repurchases"). Aggregate cash consideration paid was approximately $500 million, excluding accrued interest.
The Company recognized a gain on extinguishment of long-term obligations of approximately $27 million within "Gains (losses) on retirement of long-term obligations" on the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2026, net of the write-off of unamortized deferred financing costs.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

The following is a summary of purchases and redemptions of long-term debt during the nine months ended September 30, 2026.

	Principal Amount	Cash Paid(a)	Gains (Losses)
4.450% Senior Notes	$900	$900	$—
3.700% Senior Notes	750	750	—
Open Market Debt Repurchases(b)	530	500	27
2016 Credit Facility(c)	3,276	3,276	(3)
1.050% Senior Notes	1,000	1,000	—
Total	$6,456	$6,426	$24

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
The 2026 Credit Facility contains financial maintenance covenants, including a maximum consolidated total net debt to consolidated EBITDA (as defined in the agreement) ratio of 7.0x and a maximum consolidated senior secured debt to consolidated EBITDA ratio of 3.5x. As of September 30, 2026, the Company was in compliance with all applicable covenants under the 2026 Credit Facility.

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

6.Fair Value Disclosures

	Level in Fair Value Hierarchy	September 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$133	$133	$99	$99
Restricted cash and cash equivalents, current and non-current	1	172	172	175	175
Liabilities:
Total debt and other obligations	2	17,796	15,984	24,337	23,206
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
For the nine months ended September 30, 2026 and 2025, the Company's effective tax rate differed from the federal statutory rate predominately due to the Company's REIT status, including the dividends paid deduction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$283	$277	$803	$826

Income (loss) from discontinued operations, net of tax	—	46	(275)	(676)

Weighted-average number of common shares outstanding (in millions):
Basic weighted-average number of common stock outstanding	426	435	432	435
Effect of assumed dilution from potential issuance of common shares relating to restricted stock units	—	2	1	1
Diluted weighted-average number of common shares outstanding	426	437	433	436

Net income (loss), per common share:
Income (loss) from continuing operations, basic	$0.67	$0.64	$1.86	$1.89
Income (loss) from discontinued operations, basic	—	0.10	(0.64)	(1.55)
Net income (loss)—basic	$0.67	$0.74	$1.22	$0.34

Income (loss) from continuing operations, diluted	$0.67	$0.64	$1.86	$1.89
Income (loss) from discontinued operations, diluted	—	0.10	(0.64)	(1.55)
Net income (loss)—diluted	$0.67	$0.74	$1.22	$0.34

Dividends/distributions declared per share of common stock	$1.063	$1.063	$3.188	$3.690
During the nine months ended September 30, 2026, the Company granted 0.7 million RSUs to the Company's executives and certain other employees. See note 10 for discussion of the Company's 2026 Stock Repurchase Program, as defined therein, following the completion of the Strategic Fiber Transaction.
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
As of September 30, 2026, the Company had a net balance sheet position of approximately $165 million associated with its terminated agreements with DISH. Based on its consideration of the Company’s claims and potential avenues for recovery, management expects this amount to be recoverable; however, the ultimate resolution of this matter remains subject to uncertainty.
10.Equity
Declaration and Payment of Dividends
During the nine months ended September 30, 2026, the following dividends/distributions were declared or paid:

Equity Type	Declaration Date	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount(a)
Common Stock	February 25, 2026	March 13, 2026	March 31, 2026	$1.0625	$466
Common Stock	May 20, 2026	June 15, 2026	June 30, 2026	$1.0625	$457
Common Stock	August 5, 2026	September 15, 2026	September 30, 2026	$1.0625	$453

(a)Inclusive of dividends accrued for holders of unvested RSUs, which will be paid when and if the RSUs vest.
For the nine months ended September 30, 2026, the Company purchased 0.5 million shares of its common stock utilizing $43 million in cash, representing shares withheld to satisfy employee withholding tax obligations upon the vesting of RSUs.
2026 Stock Repurchase Program
Effective May 1, 2026, the Company's board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorized the Company to repurchase up to $1.0 billion of its outstanding common stock. During the nine months ended September 30, 2026, the Company repurchased $1.0 billion of its common stock pursuant to the 2026 Stock Repurchase Program. All repurchases under the program were completed during the three months ended June 30, 2026, using a portion of the proceeds from the Strategic Fiber Transaction. The shares repurchased were not retired and are recorded in treasury stock on the condensed consolidated balance sheet as of September 30, 2026.
The following is a summary of the Company's share repurchases under the 2026 Stock Repurchase Program:

	Nine Months Ended September 30,
	2026	2025
Total number of shares purchased (in millions) (a)	11	—
Average price per share (a)	$88.65	$—
Total purchase price (in millions) (a)	1,000	—

(a)Amounts reflected are based on the trade date and may differ from the Condensed Consolidated Statement of Cash Flows, which reflects share repurchases based on the settlement date.
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
The following table sets forth the Company's results, including significant expenses not presented in the condensed consolidated statement of operations and comprehensive income (loss), for the three and nine months ended September 30, 2026 and 2025. Since the Company operates as one reportable segment that constitutes consolidated continuing results of operations, there are no reconciling items between segment and consolidated assets or capital expenditures from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$995	$1,072	$3,013	$3,193
Less:
Lease expense	185	186	553	557
Employee compensation expense(a)(b)	73	89	241	269
Other costs of operations expense(c)(d)	55	67	174	189
Other selling, general and administrative expenses(e)	30	35	96	99
Asset write-down charges	1	3	6	7
Depreciation, amortization and accretion	180	167	523	520
Restructuring charges	6	—	20	—
Total operating expenses	530	547	1,613	1,641
Operating income	465	525	1,400	1,552
Interest expense and amortization of deferred financing costs, net	(177)	(247)	(627)	(726)
Gains (losses) on retirement of long-term obligations	—	—	24	—
Interest income	3	3	25	10
Other income (expense)	(3)	—	(5)	3
Income (loss) from continuing operations before income taxes	288	281	817	839
Benefit (provision) for income taxes	(5)	(4)	(14)	(13)
Income (loss) from continuing operations	283	277	803	826
Discontinued operations (note 3):
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax	—	277	350	637
Gain (loss) from disposal of discontinued operations	—	(231)	(625)	(1,313)
Income (loss) from discontinued operations, net of tax	—	46	(275)	(676)
Net income (loss)	$283	$323	$528	$150

CROWN CASTLE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited (Continued)
(Tabular dollars in millions, except per share amounts)

(a)$21 million and $27 million are included in "Costs of operations" for the three months ended September 30, 2026 and 2025, respectively, and $52 million and $62 million are included in "Selling, general and administrative" for the three months ended September 30, 2026 and 2025, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
(b)$69 million and $79 million is included in "Costs of operations" for the nine months ended September 30, 2026 and 2025, respectively, and $172 million and $190 million are included in "Selling, general and administrative" for the nine months ended September 30, 2026 and 2025, respectively, on the Company's condensed consolidated statement of operations and comprehensive income (loss).
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
12.Supplemental Cash Flow Information
The following table is a summary of the Company's supplemental cash flow information for continuing operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)	$391	$391
Interest paid	708	799
Income taxes paid	12	12
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	87	118
Increase (decrease) in accounts payable for purchases of property and equipment	(6)	2
Purchase of property and equipment under finance leases and installment land purchases	33	18

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

	September 30, 2026			December 31, 2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Cash and cash equivalents	$133	$—	$133	$99	$33	$132
Restricted cash and cash equivalents, current	167	—	167	170	1	171
Restricted cash and cash equivalents reported within other assets, net	5	—	5	5	—	5
Cash and cash equivalents and restricted cash and cash equivalents	$305	$—	$305	$274	$34	$308

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
The 2023 and 2024 Restructuring Plans included charges related to the (1) employee headcount reduction, including severance, stock-based compensation and other one-time termination benefits and (2) office consolidations and closures, which included remaining obligations under facility leases and non-cash charges for accelerated depreciation. As of September 30, 2026, all actions associated with the 2023 and 2024 Restructuring Plans were completed. No restructuring charges were recognized during the nine months ended September 30, 2026 or 2025 related to these plans.
The remaining restructuring liability as of September 30, 2026, relates to ongoing lease obligations associated with office consolidations and closures and is expected to be paid through 2029. The following tables summarize the activities related to the 2023 and 2024 Restructuring Plans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$—	$8	$8	$—	$16	$16
Charges (credits)	—	—	—	—	—	—
Payments	—	(4)	(4)	—	(11)	(11)
Non-cash items	—	(2)	(2)	—	(3)	(3)
Liability as of September 30, 2026	$—	$2	$2	$—	$2	$2

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$1	$29	$30	$4	$39	$43
Charges (credits)	—	—	—	—	—	—
Payments	—	(3)	(3)	(3)	(13)	(16)
Non-cash items	—	—	—	—	—	—
Liability as of September 30, 2025	$1	$26	$27	$1	$26	$27

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
The Company recorded $6 million and $20 million in charges for the three and nine months ended September 30, 2026, respectively, relating to the employee headcount reduction, including severance and other one-time termination benefits, and office space consolidation and closures. The Company expects to record additional restructuring charges related to the headcount reduction and realignment actions over the remainder of 2026. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027.
The following table summarizes the activities related to the 2026 Restructuring Plan for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Employee Headcount Reduction	Office Space Consolidation	Total	Employee Headcount Reduction	Office Space Consolidation	Total
Liability as of the beginning of the respective period	$2	$—	$2	$—	$—	$—
Charges (credits)	4	2	6	18	2	20
Payments	(2)	(2)	(4)	(15)	(2)	(17)
Non-cash items	—	—	—	1	—	1
Liability as of September 30, 2026	$4	$—	$4	$4	$—	$4
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
General Overview
Overview
We own, operate and lease approximately 40,000 towers, including the associated land underneath, and other structures, such as rooftops (collectively, "towers") that are geographically dispersed throughout the U.S. The customers on our towers are referred to herein as "tenants." We provide access, including space or capacity, to our towers via long-term contracts in various forms, including lease, license, sublease and service agreements (collectively, "tenant contracts"). Site rental revenues represented 97% of our third quarter 2026 consolidated net revenues. The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts. Our towers have a significant presence in each of the top 100 basic trading areas.
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
As the Strategic Fiber Transaction represents a material strategic shift, the Fiber Business' results and net assets are presented herein as discontinued operations for all periods presented until the completion on May 1, 2026. Related to the classification of the Fiber Business as "held for sale," the Company recorded no loss from disposal of discontinued operations for the three months ended September 30, 2026, and a loss of $625 million for the nine months ended September 30, 2026, which primarily reflected additional investment in the Fiber Business until the closing date and the impact of preliminary purchase price adjustments, which are subject to a post-closing settlement process. During the three and nine months ended September 30, 2025, we recognized a loss from disposal of discontinued operations of $231 million and $1.3 billion, respectively. Through the completion of the Strategic Fiber Transaction on May 1, 2026, we continued to operate the Fiber Business in accordance with the Strategic Fiber Agreement.
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
▪Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications.
•Investing capital efficiently to grow cash flows (see also "Item 2. MD&A—General Overview—Strategy")
◦We had discretionary capital expenditures of $160 million for the nine months ended September 30, 2026. The capital expenditures predominately related to improvements to existing towers to support additional tenants and purchases of land underneath our towers.
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
◦As of September 30, 2026, our weighted-average remaining term was approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $24.7 billion of expected future cash inflows, exclusive of amounts due under the Master Lease Agreement and underlying agreements with DISH Wireless L.L.C ("DISH"). See "Item 2. MD&A-General Overview-Outlook Highlights" for further discussion.
•Majority of our revenues from large wireless carriers
◦For the nine months ended September 30, 2026, approximately 93% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
•Majority of land under our towers under long-term control
◦For the nine months ended September 30, 2026, approximately 90% of our towers Adjusted Site Rental Gross Margin and approximately 80% of our towers Adjusted Site Rental Gross Margin was derived from towers located on land that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements, which represented approximately 45% of our towers Adjusted Site Rental Gross Margin.
•Minimal sustaining capital expenditure requirements
◦For the nine months ended September 30, 2026, sustaining capital expenditures represented less than 1% of net revenues.
•Debt portfolio with long-dated maturities extended over multiple years, with the vast majority of such debt having a fixed rate as of September 30, 2026 (see note 5 to our condensed consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)
◦As of September 30, 2026, our outstanding debt had a weighted-average interest rate of 3.9% and weighted-average maturity of approximately seven years (assuming the anticipated repayment date in July 2028 on the $750 million aggregate principal amount of 4.241% senior secured tower revenue notes ("Tower Revenue Notes, Series 2018-2").
◦As of September 30, 2026, 97% of our debt had fixed rate coupons.
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
◦During the second quarter of 2026, we used a portion of the cash proceeds received from the completion of the Strategic Fiber Transaction on May 1, 2026 to repay then-outstanding indebtedness, including:
▪All amounts then-outstanding under the 2016 Revolver and 2016 Term Loan A (collectively, the "2016 Credit Facility"),
▪All Commercial Paper Notes then-outstanding,
▪$750 million aggregate principal amount of 3.700% senior unsecured notes on the contractual maturity date on June 15, 2026, and
▪$530 million face value in open market debt repurchases of various series of unsecured senior notes for $500 million in cash, excluding accrued interest.
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
◦Effective May 1, 2026, our board of directors authorized a stock repurchase program ("2026 Stock Repurchase Program") that authorized the repurchase of up to $1.0 billion of our outstanding common stock. During the second quarter of 2026, using a portion of the proceeds received from the completion of the Strategic Fiber Transaction, we completed the 2026 Stock Repurchase Program, repurchasing approximately 11 million shares of common stock for an aggregate purchase price of $1.0 billion. These shares are held as treasury stock as of September 30, 2026.
•Significant cash flows from operations
◦Net cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2026.

◦In addition to the positive impact of contractual escalators, we expect to grow our core business of providing access to our towers as a result of future anticipated additional demand.
•Returning cash flows provided by operations to stockholders in the form of dividends and share repurchases
◦During the first three quarters of 2026, we paid a cumulative common stock dividend of $3.188 per share, totaling approximately $1.4 billion.
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
◦On February 4, 2026, we initiated a restructuring plan ("2026 Restructuring Plan") as part of our efforts to enhance the efficiency and effectiveness of our tower business by reducing our headcount in continuing operations. We recorded $20 million in charges for the nine months ended September 30, 2026, relating to the employee headcount reduction, including severance and other one-time termination benefits, and office space consolidation and closures. The actions associated with the 2026 Restructuring Plan and related charges are expected to be substantially completed and recorded by December 31, 2026. The payments are expected to be completed for the employee headcount reduction in 2027. See note 13 to our condensed consolidated financial statements and "Item 2. MD&A—Results of Operations" for further discussion of the 2026 Restructuring Plan.
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
◦We expect to realize approximately $65 million annualized run-rate savings in operating costs, of which approximately $55 million will be realized in 2026 due to timing. The remaining savings of approximately $10 million will be realized in 2027. We expect to incur aggregate restructuring charges of approximately $25 million in 2026 as a result of the 2026 Restructuring Plan, $20 million of which was incurred in the first nine months of 2026.
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
◦The aforementioned open market repurchases of certain unsecured senior notes resulted in a gain on retirement of long-term obligations for 2026. In addition, interest income increased as sale proceeds were invested in interest-bearing accounts prior to usage.

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
Highlights of our results of operations for the three months ended September 30, 2026 and 2025 are depicted below.

(In millions of dollars)	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Site rental revenues	$966	$1,012	$(46)	(5)%
Income (loss) from continuing operations	283	277	6	2%
Net income (loss)	283	323	(40)	(12)%
Adjusted EBITDA(a)	673	718	(45)	(6)%
Adjusted Site Rental Gross Margin(a)	721	767	(46)	(6)%
Adjusted Services and Other Gross Margin(a)	17	31	(14)	(45)%

(a)See reconciliations of these non-GAAP financial measures to Net income (loss) and definitions included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $46 million, or 5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was predominately comprised of the factors depicted in the chart below:
(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent, in accordance with GAAP.
(b)Includes $61 million of non-renewals associated with DISH Terminations and $5 million of non-renewals associated with the Sprint Cancellations (as defined below).
(c)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the third quarter of 2026 were $966 million and $721 million, respectively, compared to $1,012 million and $767 million, respectively, in the same period in the prior year. Site rental revenues and Adjusted Site Rental Gross Margin each decreased by $46 million, primarily due to non-renewals associated with the DISH Terminations and non-renewals associated with the previously disclosed T-Mobile and Sprint network consolidation ("Sprint Cancellations"), as new leasing activity and contractual cash escalators were partially offset by a decline in the associated straight-line accounting adjustment.
Adjusted Services and Other Gross Margin was $17 million for the third quarter of 2026 and decreased by $14 million from $31 million during the same period in the prior year, which is predominately a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other offerings. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the third quarter of 2026 were $82 million and decreased by $15 million, or 15%, from $97 million during the same period in the prior year, primarily related to a decrease in certain employee-related costs following the 2026 Restructuring Plan.
Depreciation, amortization and accretion was $180 million for third quarter of 2026 and increased by $13 million, or 8%, from the same period in the prior year. This increase predominately resulted from higher depreciation expense associated with information technology assets in the third quarter of 2026 being partially offset by certain fixed assets becoming fully depreciated.
There were $6 million in restructuring charges recorded in the third quarter of 2026 related to the 2026 Restructuring Plan compared to no charges recorded during the same period in the prior year. See note 13 to our condensed consolidated financial statements for discussion of the 2026 Restructuring Plan.

Interest expense and amortization of deferred financing costs, net were $177 million for the third quarter of 2026 and decreased by $70 million, or 28%, from $247 million during the same period in the prior year. The decrease was primarily driven by lower outstanding indebtedness following the use of a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all then-outstanding indebtedness under our 2016 Credit Facility and Commercial Paper Program, repayment of the 3.700% senior unsecured notes at maturity in June 2026, repayment of the 1.050% senior unsecured notes at maturity in July 2026 and open market debt repurchases of certain senior unsecured notes. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
The provision for income taxes was $5 million for the third quarter of 2026 and increased by $1 million, or 25%, from $4 million in the same period in the prior year. For the third quarter 2026 and 2025, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in the 2025 Form 10-K.
Income (loss) from continuing operations was $283 million for the third quarter of 2026 and increased by $6 million, or 2% from $277 million during the same period in the prior year. This increase was due primarily to the aforementioned decrease in interest expense and amortization of deferred financing costs, net, a decrease in selling, general and administrative expenses being partially offset by the decrease in Adjusted Site Rental Gross Margin, a decrease in Adjusted Services and Other Gross Margin, and increase in depreciation, amortization, and accretion during the three months ended September 30, 2026.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $0 for the third quarter of 2026 compared to $277 million for the third quarter of 2025, resulting from the closing of the Strategic Fiber Transaction on May 1, 2026.
Gain (loss) from disposal of discontinued operations was $0 for the third quarter of 2026 compared to a loss of $(231) million for the third quarter of 2025. There was no loss recorded for the third quarter of 2026 as the Strategic Fiber Transaction was closed on May 1, 2026, and the post-closing settlement process was not completed in the third quarter. The $231 million loss in the third quarter of 2025 was driven by the ongoing investment in the Fiber Business.
Net income (loss) was $283 million for the third quarter of 2026 compared to $323 million during the third quarter of 2025. The decrease was primarily due to a decrease in income (loss) from discontinued operations, net of tax, and the increase in income (loss) from continuing operations, both of which are discussed above.
Adjusted EBITDA decreased by $45 million, or 6%, from the third quarter of 2025 to the third quarter of 2026, reflecting the aforementioned decreases in Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin, partially offset by the decrease in selling, general and administrative expenses.
Highlights of our results of operations for the nine months ended September 30, 2026 and 2025 are depicted below.

(In millions of dollars)	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Site rental revenues	$2,894	$3,031	$(137)	(5)%
Income (loss) from continuing operations	803	826	(23)	(3)%
Net income (loss)	528	150	378	252%
Adjusted EBITDA(a)	2,024	2,145	(121)	(6)%
Adjusted Site Rental Gross Margin(a)	2,169	2,304	(135)	(6)%
Adjusted Services and Other Gross Margin(a)	64	82	(18)	(22)%

(a)See reconciliations of these non-GAAP financial measures to net income (loss) and definition included in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."

Site rental revenues decreased $137 million, or 5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was predominately comprised of the factors depicted in the chart below:

(In millions of dollars)

(a)Represents site rental revenues growth from tenant additions across our towers and renewals or extensions of tenant contracts, exclusive of the impacts from both straight-line accounting and amortization of prepaid rent in accordance with GAAP.
(b)Includes $159 million of non-renewals associated with DISH Terminations and $15 million of non-renewals associated with the Sprint Cancellations.
(c)Includes the growth or reduction in site rental revenues as a result of non-recurring contractual billings and adjustments, expense recoveries, sales credits and other amounts not captured in core leasing activity.
(d)Prepaid rent amortization includes amortization of upfront payments received from long-term tenants and other deferred credits.
Site rental revenues and Adjusted Site Rental Gross Margin for the first nine months of 2026 were $2.9 billion and $2.2 billion, respectively, compared to $3.0 billion and $2.3 billion, respectively, in the same period in the prior year. The decreases of $137 million and $135 million in site rental revenue and Adjusted Site Rental Gross Margin, respectively, were primarily due to higher non-renewals as a result of the DISH Terminations and non-renewals associated with the Sprint Cancellations, as new leasing activity and contractual cash escalators were partially offset by a decline in the associated straight-line accounting adjustment and a decrease in prepaid rent amortization.
Adjusted Services and Other Gross Margin was $64 million for the first nine months of 2026 and decreased by $18 million from $82 million during the same period in the prior year, which is a reflection of the volume of activity from carriers' network enhancements and the volume and mix of services and other work. Our services and other offerings are of a variable nature as these revenues are not under long-term tenant contracts.
Selling, general and administrative expenses for the first nine months of 2026 were $269 million and decreased by $20 million, or 7%, from $289 million during the same period in the prior year. This decrease was primarily related to a decrease in employee costs as a result of our aforementioned restructuring activities.
Depreciation, amortization and accretion was $523 million for the first nine months of 2026 and increased by $3 million, or 1%, from the same period in the prior year. This increase predominately resulted from higher depreciation expense associated with information technology assets in the third quarter of 2026 being partially offset by certain fixed assets becoming fully depreciated.
There were $20 million in restructuring charges recorded in the first nine months of 2026 related to the 2026 Restructuring Plan compared to no charges recorded during the same period in the prior year. See note 13 to our condensed consolidated financial statements for discussion of the 2026 Restructuring Plan.

Interest expense and amortization of deferred financing costs, net were $627 million for the first nine months of 2026 and decreased by $99 million, or 14%, from $726 million during the same period in the prior year. The decrease was primarily driven by lower outstanding indebtedness following the use of a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all then-outstanding indebtedness under our 2016 Credit Facility and Commercial Paper Program, repayment of the 3.700% senior unsecured notes at maturity in June 2026, repayment of the 1.050% senior unsecured notes at maturity in July 2026 and open market debt repurchases of certain senior unsecured notes. See note 5 to our condensed consolidated financial statements for a further discussion of our debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our interest rate exposure.
Gains (losses) on retirement of long-term obligations were $24 million for the first nine months of 2026 compared to no gains (losses) during the same period in the prior year. This was driven by the aforementioned open market repurchases of certain senior unsecured notes completed during the second quarter of 2026 in which we repurchased $530 million face value of various series of unsecured senior notes using $500 million in cash, excluding accrued interest, offset by the write-off of unamortized deferred financing costs of $6 million.
Interest income was $25 million for the first nine months of 2026 compared to $10 million in the first nine months of 2025. Interest income increased primarily due to the proceeds from the Strategic Fiber Transaction being invested in interest-bearing accounts prior to usage.
The provision for income taxes was $14 million for the first nine months of 2026 and increased by $1 million, or 8%, from $13 million in the same period in the prior year. For both periods, the effective tax rate differs from the federal statutory rate predominately due to our REIT status, including the dividends paid deduction. See note 7 to our condensed consolidated financial statements and also note 10 to our consolidated financial statements in the 2025 Form 10-K.
Income (loss) from continuing operations was $803 million for the first nine months of 2026 compared to $826 million during the same period in the prior year. The decrease was primarily related to the aforementioned decrease in Adjusted Site Rental Gross Margin, decrease in Adjusted Services and Other Gross Margin and increase in restructuring charges, which were partially offset by the aforementioned decreases in interest expense and amortization of deferred financing costs, net, increases in gains (losses) on retirement of long-term obligations, increases in interest income and the decrease in selling, general and administrative expenses.
Income (loss) from discontinued operations before gain (loss) from disposal, net of tax, was $350 million for the first nine months of 2026 compared to $637 million during the same period in the prior year. The decrease was driven by the absence of activity from May to September of 2026 due to the closing of the Strategic Fiber Transaction on May 1, 2026.
Gain (loss) from disposal of discontinued operations was $(625) million for the first nine months of 2026 compared to $(1.3) billion during the same period in the prior year. The loss represents the excess of the carrying value of the Fiber Business over the purchase price, less estimated costs to sell. The loss in the first nine months of 2025 was primarily related to the initial valuation allowance recorded in first quarter of 2025 upon reclassification of the Fiber Business as "held for sale" as well as continued ongoing investment in the Fiber Business during the second and third quarters of 2025. The loss in the first nine months of 2026 related to the continued investment in the Fiber Business until the closing of the Strategic Fiber Transaction on May 1, 2026, as well as the impact of certain preliminary purchase price adjustments, which are subject to a post-closing settlement process, which was not completed as of September 30, 2026.
Net income (loss) was $528 million for the first nine months of 2026 compared to $150 million during the first nine months of 2025. The increase was primarily due to the change in income (loss) from discontinued operations, net of tax discussed above.
Adjusted EBITDA decreased by $121 million, or 6%, from the first nine months of 2025 to the first nine months of 2026, reflecting the aforementioned decreases in Adjusted Site Rental Gross Margin and Adjusted Services and Other Gross Margin partially offset by the aforementioned decrease in selling, general and administrative expenses excluding the impact of stock-based compensation expense.

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
We have engaged, and expect to continue to engage, in discretionary investments that we believe will maximize long-term stockholder value. These investments include the acquisition of land interests, making improvements and structural enhancements to our existing towers, and constructing and acquiring new towers that we expect will generate future cash flow growth and attractive long-term returns by adding tenants to those assets over time. Prior to the completion of the Strategic Fiber Transaction on May 1, 2026, we invested a significant percentage of our discretionary investments in the Fiber Business. See note 3 to our condensed consolidated financial statements and "Item 2. MD&A—General Overview" for further discussion of the sale of the Fiber Business. We seek to fund our discretionary investments with both cash generated by operating activities and cash available from financing capacity, such as the use of our availability under our senior unsecured revolving credit facility ("2026 Revolver"), issuances under our commercial paper program ("CP Program"), debt financings and issuances of equity or equity-related securities, including under our 2024 ATM Program, as defined below in "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities." See "Item 2. MD&A—Liquidity and Capital Resources—Financing Activities" for further discussion of our 2026 Revolver. We may also utilize shares held in treasury for future corporate purposes, including potential equity issuances, which provides additional flexibility in managing our capital resources.
We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital, and we expect to maintain an investment grade credit profile. As of September 30, 2026, our contractual debt maturities over the next 12 months, consisted of (1) short-term, unsecured commercial paper notes ("Commercial Paper Notes"), of which we had $320 million outstanding as of November 2, 2026, (2) the 4.000% senior unsecured notes due March 2027 ("4.000% Senior Notes"), (3) the 2.900% senior unsecured notes due March 2027 ("2.900% Senior Notes") (4) the 3.650% senior unsecured notes due September 2027 ("3.650% Senior Notes") and (5) principal payments on certain outstanding debt. Amounts available under our CP Program may be issued and repaid from time to time and we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of Commercial Paper Notes outstanding.
We operate as a REIT for U.S. federal income tax purposes. We expect to continue to pay minimal cash income taxes as a result of our REIT status and our NOLs. See note 7 to our condensed consolidated financial statements and also the 2025 Form 10-K.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2026. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

(In millions of dollars)
Cash and cash equivalents and restricted cash and cash equivalents(a)	$305
Undrawn 2026 Revolver availability(b)	4,018
Debt and other long-term obligations (current and non-current)	17,796
Total equity (deficit)	(3,424)

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
As of September 30, 2026, over the next 12 months:
•Our liquidity sources may include (1) cash on hand, (2) cash generated by our operating activities, (3) availability under our 2026 Credit Facility, (4) issuances under our CP Program, and (5) issuances of equity from our treasury shares or pursuant to our 2024 ATM Program or any similar successor program. Our liquidity uses are expected to include (1) maturing debt obligations of $2.3 billion (consisting of Commercial Paper Notes, the 4.000% Senior Notes, the 2.900% Senior Notes, the 3.650% Senior Notes and principal payments on certain outstanding debt), (2)

common stock dividend payments, subject to declaration by our board of directors (see "Item 7. MD&A—General Overview—Common Stock Dividend" included in the 2025 Form 10-K), and (3) capital expenditures. We may also purchase shares of our common stock.
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
Summary Cash Flow Information

	Nine Months Ended September 30,
(In millions of dollars)	2026	2025	Change
Net cash provided by (used for):
Operating activities	$1,096	$2,187	$(1,091)
Investing activities	7,907	(805)	8,712
Financing activities	(9,006)	(1,422)	(7,584)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents(a)	$(3)	$(40)	$37

(a)Inclusive of cash and cash equivalents and restricted cash and cash equivalents included in discontinued operations until the closing of the Strategic Fiber Transaction on May 1, 2026.
Operating Activities
Net cash provided by operating activities of $1.1 billion for the first nine months of 2026 decreased by $1.1 billion, or 50%, compared to the first nine months of 2025, due primarily to a net decrease in net cash provided by operating activities from discontinued operations as a result of the completion of the Strategic Fiber Transaction on May 1, 2026, as we no longer operate the Fiber Business, and a $275 million cash payment in connection with a modification of certain leases related to a portfolio of previously acquired towers and an extension of the tenant's lease term for those sites. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants. We expect to grow our net cash provided by operating activities in the future (exclusive of changes in working capital) if we realize expected growth in our core business.

Investing Activities
Net cash provided by investing activities of $7.9 billion for the first nine months of 2026 increased by $8.7 billion from the first nine months of 2025 primarily as a result of an increase in net cash provided by investing activities from discontinued operations of $8.8 billion. This change was a result of the the $8.4 billion in aggregate net cash proceeds received from the sale of the Fiber Business, as well as a decrease in capital expenditures for our discontinued operations of $337 million due to the completion of the aforementioned sale on May 1, 2026. This increase in net cash provided by investing activities from discontinued operations was partially offset by an increase in capital expenditures for our continuing operations.
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
A summary of our capital expenditures for continuing operations for the nine months ended September 30, 2026 and 2025 is as follows:

	For the Nine Months Ended
(In millions of dollars)	September 30, 2026	September 30, 2025
Discretionary:
Tower improvements and other capital projects(a)	$52	$54
Purchases of land interests	108	50
Sustaining	22	19
Total	$182	$123

(a)Includes $7 million and $5 million of capital expenditures incurred during the nine months ended September 30, 2026 and 2025, respectively, in connection with tenant installations and upgrades on our towers.
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
Net cash used for financing activities of $9.0 billion for the first nine months of 2026 increased by $7.6 billion from the first nine months of 2025 as a result of the 2026 Stock Repurchase Program and repayments of indebtedness using a portion of the proceeds from the completion of the Strategic Fiber Transaction, including repayments of all outstanding indebtedness under our previous 2016 Credit Facility and Commercial Paper Program, repayment of the 4.450%, 3.700% and 1.050% senior unsecured notes at maturity in February 2026, June 2026 and July 2026, respectively, and open market debt repurchases of certain senior unsecured notes. See "Item 2. MD&A—General Overview—Highlights of Business Fundamentals and Results" and notes 5 and 10 to our condensed consolidated financial statements for further information.
Credit Facility. In connection with the completion of the Strategic Fiber Transaction on May 1, 2026, we repaid all then-outstanding indebtedness under the 2016 Credit Facility and entered into the 2026 Revolving Credit Facility, a senior unsecured revolving credit facility with total commitments of $4.5 billion that matures in May 2031. The 2026 Credit Facility replaces the 2016 Credit Facility. The proceeds from our 2026 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of November 2, 2026, we had no outstanding balance and $4.5 billion in undrawn availability under our 2026 Credit Facility. At any point in time, we intend to maintain available commitments under our 2026 Revolver in an amount at least equal to the amount of outstanding Commercial Paper Notes. See note 5 to our condensed consolidated financial statements for additional information regarding our 2026 Credit Facility.
Commercial Paper Program. The proceeds from our Commercial Paper Notes may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions, the repayment or repurchase of any outstanding indebtedness and purchases of our common stock. As of November 2, 2026, there was $320 million outstanding under our CP Program. See note 5 to our condensed consolidated financial statements for further information regarding our CP Program.
Incurrence, Purchases, and Repayments of Debt. See "Item 7. MD&A—General Overview", "MD&A—Liquidity and Capital Resources—Overview—Liquidity Position", note 5 to our condensed consolidated financial statements and note 8 of our consolidated financial statements in the 2025 Form 10-K for further discussion of our recent issuances, purchases, redemptions and repayments of debt.
Common Stock Activity. During the three months ended June 30, 2026, we completed the 2026 Stock Repurchase Program using a portion of the proceeds from the Strategic Fiber Transaction, repurchasing approximately 11 million shares of common stock for an aggregate purchase price of $1.0 billion. See note 10 to our condensed consolidated financial statements for further information regarding our 2026 Stock Repurchase Program, common stock and dividends. The shares that have been repurchased under the 2026 Stock Repurchase Program are held as treasury stock as of September 30, 2026.
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

(In millions of dollars; components may not sum to totals due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$283	$323	$528	$150
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1	3	6	7
Depreciation, amortization and accretion	180	167	523	520
Restructuring charges	6	—	20	—
Amortization of prepaid lease purchase price adjustments	3	4	10	11
Interest expense and amortization of deferred financing costs, net	177	247	627	726
(Gains) losses on retirement of long-term obligations	—	—	(24)	—
Interest income	(3)	(3)	(25)	(10)
Other (income) expense	3	—	5	(3)
(Benefit) provision for income taxes	5	4	14	13
Stock-based compensation expense, net	18	19	65	55
(Income) loss from discontinued operations, net of tax	—	(46)	275	676
Adjusted EBITDA(a)	$673	$718	$2,024	$2,145

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025	2026	2025
Net income (loss)	$283	$323	$528	$150
Adjustments to increase (decrease) net income (loss):
Services and other revenues	(29)	(60)	(119)	(162)
Services and other costs of operations	13	30	58	84
Selling, general and administrative expenses	82	97	269	289
Asset write-down charges	1	3	6	7
Depreciation, amortization and accretion	180	167	523	520
Restructuring charges	6	—	20	—
Amortization of prepaid lease purchase price adjustments	3	4	10	11
Interest expense and amortization of deferred financing costs, net	177	247	627	726
(Gain) loss on retirement of long-term obligations	—	—	(24)	—
Interest income	(3)	(3)	(25)	(10)
Other (income) expense	3	—	5	(3)
(Benefit) provision for income taxes	5	4	14	13
Stock-based compensation expense, net recorded in site rental costs of operations	1	1	3	3
(Income) loss from discontinued operations, net of tax	—	(46)	275	676
Adjusted Site Rental Gross Margin	$721	$767	$2,169	$2,304

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars; components may not sum to totals due to rounding)	2026	2025	2026	2025
Net income (loss)	$283	$323	$528	$150
Adjustments to increase (decrease) net income (loss):
Site rental revenues	(966)	(1,012)	(2,894)	(3,031)
Site rental costs of operations(a)	248	250	737	741
Selling, general and administrative expenses	82	97	269	289
Asset write-down charges	1	3	6	7
Depreciation, amortization and accretion	180	167	523	520
Restructuring charges	6	—	20	—
Interest expense and amortization of deferred financing costs, net	177	247	627	726
(Gain) loss on retirement of long-term obligations	—	—	(24)	—
Interest income	(3)	(3)	(25)	(10)
Other (income) expense	3	—	5	(3)
(Benefit) provision for income taxes	5	4	14	13
Stock-based compensation expense, net recorded in services and other costs of operations	1	1	3	4
(Income) loss from discontinued operations, net of tax	—	(46)	275	676
Adjusted Services and Other Gross Margin	$17	$31	$64	$82
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
Interest Rate Risk.
Our interest rate risk as of September 30, 2026 relates primarily to the impact of interest rate movements on the following:

•our $550 million of floating rate debt as of September 30, 2026, which represented approximately 3% of our total debt September 30, 2026; and
•potential future borrowings of incremental debt, including borrowings under our 2026 Credit Facility and issuances under our CP Program.
See also "Item 1A. Risk Factors" in the 2025 Form 10-K for a discussion of risks stemming from interest rate increases.
We currently have no interest rate swaps.
Sensitivity Analysis.
We manage our exposure to market interest rates on our existing debt by controlling the mix of fixed and floating rate debt. As of September 30, 2026, we had $550 million floating rate debt outstanding. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of 1/4 of a percent point over a 12-month period would increase our interest expense by approximately $1 million based on floating-rate debt outstanding as of September 30, 2026.
Future Principal Payments and Interest Rates.
The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of September 30, 2026. These debt maturities reflect final maturity dates and do not consider the impact of the principal payments that commence following the anticipated repayment date of certain debt (see footnotes (b) and (d) hereto). See notes 5 and 6 to our condensed consolidated financial statements and the 2025 Form 10-K for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
(In millions of dollars)	2026		2027	2028	2029	2030	Thereafter	Total	Fair Value(a)
Debt:
Fixed rate(b)	$11		$2,238	$2,590	$2,362	$734	$9,419	$17,354	$15,434
Average interest rate(b)(c)(d)	4.4%		3.5%	4.5%	4.5%	3.3%	4.1%	4.1%
Variable rate	$100	(e)	$—	$—	$—	$—	$450	$550	$550
Average interest rate	4.4%		—%	—%	—%	—%	4.8%	4.7%

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
(e)Predominately consists of outstanding indebtedness under our CP Program. Such amounts may be issued, repaid or re-issued from time to time.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that as of September 30, 2026, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
On May 1, 2026, the Company completed the sale of its Fiber Business. During the quarter ended September 30, 2026, the Company continued to implement changes to certain processes, systems and internal controls over financial reporting related to the operation of the Company's continuing operations. Except for these changes, there were no other changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock during the first nine months of 2026:

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
ITEM 5.OTHER INFORMATION
During the fiscal three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
2.1**	Stock Purchase Agreement, dated March 13, 2025, by and among Crown Castle Operating Company, CCS&E LLC, Crown Castle Investment II Corp., Fiber Finco, LLC, Small Cells Holdco Inc. and, solely for the purposes of certain sections thereof, Crown Castle Inc. and Zayo Group Holdings, Inc.	8-K	001-16441	March 17, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Crown Castle Inc., dated May 21, 2025	8-K	001-16441	May 21, 2025	3.1
3.2	Second Amended and Restated By-laws of Crown Castle Inc., dated November 6, 2024	8-K	001-16441	November 12, 2024	3.1
3.3	Amendment to Second Amended and Restated By-laws of Crown Castle Inc., dated February 26, 2025	8-K	001-16441	February 26, 2025	3.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from Crown Castle Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL	—	—	—	—

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

CROWN CASTLE INC.

Date:	November 4, 2026	By:	/s/ SUNIT S. PATEL
Sunit S. Patel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)